Form 10-K
period 2019-12-28
KELLOGG CO
filed 2020-02-24
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission file number 1-4171
Kellogg Company
(Exact name of registrant as specified in its charter)

Delaware	38-0710690
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

 One Kellogg Square
Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)
Registrant’s telephone number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Trading symbol(s):	Name of each exchange on which registered:
Common Stock, $.25 par value per share	K	New York Stock Exchange
1.750% Senior Notes due 2021	K 21	New York Stock Exchange
0.800% Senior Notes due 2022	K 22A	New York Stock Exchange
1.000% Senior Notes due 2024	K 24	New York Stock Exchange
1.250% Senior Notes due 2025	K 25	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 29, 2019 was approximately $14.7 billion based on the closing price of $53.57 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 25, 2020, 342,054,365 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2020 are incorporated by reference into Part III of this Report.

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
Financial Information About Segments. Information on segments is located in Note 17 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 24, 2020, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as less-developed market areas or in those market areas outside of our focus.
Our snacks brands are marketed under brands such as Kellogg’s, Cheez-It, Pringles, Austin, Parati, and RXBAR.  Our cereals and cereal bars are generally marketed under the Kellogg’s name, with some under the Kashi and Bear Naked brands.  Our frozen foods are marketed under the Eggo and Morningstar Farms brands.
We also market crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Cheez-It, Pringles, and Austin, to supermarkets in the United States through a variety of distribution methods.
Additional information pertaining to the relative sales of our products for the years 2017 through 2019 is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Corporate responsibility and sustainability. Climate change and food security are core business issues for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. The Social Responsibility & Public Policy Committee of our Board of Directors oversees the company's sustainability efforts and climate policy. At the executive level, environmental and social issues in our supply chain are overseen by our Chief Sustainability Officer and are aligned and included in parallel work streams within internal audit and our Audit Committee. Policies and strategies regarding these topics are aligned in the organization’s lobbying, advocacy, and membership efforts. In multi-stakeholder initiatives, Kellogg partners with suppliers, customers, governments and non-governmental organizations, including the World Business Council for Sustainable Development and the Consumer Goods Forum.

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
Global sustainability commitments. Kellogg has committed to improving efficiency in its owned manufacturing footprint by reducing water use, total waste, energy use, and greenhouse gas (GHG) emissions by 15% per metric tonne of food produced by the end of 2020 from a 2015 baseline. We will report 2019 energy, GHG, and water use reductions in our 2019/2020 Corporate Responsibility Report. The goal is to reduce the risk of disruptions from unexpected constraints in natural resource availability or impacts on raw material pricing. Additionally, Kellogg is committed to implement water reuse projects in at least 25% of our plants by the end of 2020 from a 2015 baseline, with a specific focus on plants located in water stressed areas. Kellogg has committed to responsibly sourcing our ten priority ingredients as determined by environmental, social, and business risk by the end of 2020 by partnering with suppliers and farmers to measure continuous improvement. In addition, Kellogg established third-party approved science-based targets to reduce absolute Scope 1 and 2 greenhouse emissions by 65% and Scope 3 greenhouse emissions by 50% by 2050 from a 2015 baseline. Through these commitments, Kellogg supports the United Nations Sustainable Development Goal #13 to take urgent action to combat climate change and its impacts.
Through December 29, 2018, the manufacturing organization led sustainability efforts that resulted in a reduction in water use by 13.4%, energy use by 9.4%, and GHG emissions by 12.9% per metric tonne of food produce compared to our 2015 baseline. In 2018, we reduced absolute Scope 1 and 2 emissions by 5.8% versus the previous year. In September 2017, Kellogg joined RE100, an industry platform working together towards 100% renewable electricity. Increasing our use of renewable electricity will lower business risk and reduce GHG emissions. In 2018, we sourced 23% of our electricity from renewable sources. While we have made progress to date, our ability to reduce energy use has been slower than expected. As our company continues to look for opportunities to optimize our production network, invest in small-size on-the-go foods packaged for immediate consumption, and invest in emerging markets, more energy may be needed to produce food for our changing portfolio.

Food Loss and Waste: As a global food company, Kellogg is committed to addressing the critical issues of climate and food security, and we’re committed to address food loss and waste. Kellogg supports the United Nations Sustainable Development Goal (SDG) 12.3, to halve per capita global food waste at the retail and consumer levels and reduce food losses along production and supply chains, including post-harvest losses, by 2030. Kellogg has joined Champions 12.3, a coalition of executives from governments, businesses, international organizations, research institutions, farmer groups, and civil society dedicated to inspiring ambition, mobilizing action, and accelerating progress toward achieving SDG Target 12.3 by 2030. These goals are aligned with Kellogg commitments to reduce waste, with a focus on food waste across our end-to-end supply chain. And through our global signature cause platform, Better Days™ we’re donating food for hunger relief that may otherwise go to waste.

Better Days: In 2016, this global social purpose platform expanded with the intent to contribute to food security - aligned to United Nations Sustainable Development Goal #2 (SDG 2): End hunger, achieve food security and improved nutrition, and promote sustainable agriculture. The goal of the program is to create 3 billion Better Days by 2025 to address food security risks that can impact the Company as well as create opportunity to engage consumers. The Company’s five key commitments include food donations, expansion of breakfast clubs, supporting 500,000 farmers, committing to 45,000 employee volunteer days, and engaging 300 million people to join Kellogg in its hunger relief efforts. Through Better Days, Kellogg has helped make billions of days better for people in need, providing more than 3 billion servings of food since 2013.
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
Raw Materials. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugate, and plastic are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, climate change or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
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
Natural gas and propane are the primary sources of energy used to power processing equipment at major domestic and international facilities, although certain locations may use electricity, oil, propane or solar cells on a back-up or alternative basis. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Trademarks. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals, snacks and various other foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Choco Zucaritas, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Eggo, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Mueslix, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Special K, Special K Red Berries and Smart Start in the United States and elsewhere; Sucrilhos, Krunchy Granola, Kellogg's Extra, Radkau, Zoo Cartoon, Müsli, and Choco Krispis for cereals in Latin America; Vector and Kashi Joi in Canada; Coco Pops, Choco Krispies, Frosties, Fruit ‘n Fibre, Kellogg’s Crunchy Nut, Krave, Honey Loops, Kellogg’s Extra, Country Store, Smacks, Pops, Honey Bsss, Croco Copters, Chombos, W.K. Kellogg, Toppas and Tresor for cereals in Europe; and Froot Ring, Guardian, Just Right, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.

Other brand names include Kellogg’s Corn Flake Crumbs; Choco Krispis, Crunchy Nut, Kashi, Nutri-Grain, Special K, Squares, Zucaritas and Sucrilhos for cereal bars; Pop-Tarts for toaster pastries; Eggo and Nutri-Grain for frozen waffles and pancakes; Eggo and Special K for breakfast sandwiches; Rice Krispies Treats for convenience foods; Special K protein shakes; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Split Stix, Be Natural and LCMs for convenience foods in Australia; Choco Krispies, Coco Pops, and Rice Krispies Squares for convenience foods in Europe; Kashi for certain cereals, convenience foods, and frozen foods; Kashi Go for cereals and nutrition bars; Special K and Vector for meal bars; Bear Naked for granola cereal and snack bites, Pringles for crisps; and Morningstar Farms and Gardenburger for certain meat alternatives.

We also market convenience foods under trademarks and tradenames which include Austin, Bisco, Cheez-It, Club, Krispy, Luxe, Minueto, Parati, RXBAR, Special K, Sunshine, Toasteds, Town House, Zesta and Zoo Cartoon and beverages under the Trink trademark. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap! Crackle! Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Toucan Sam for Froot Loops and Froot Rings cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals; Coco the Monkey for Coco Pops, Choco Krispies and Chocos cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocovore, Nula the Narwhal and Sammy the Seal (aka Smaxey the Seal) for certain cereal products; and Mr. P or Julius Pringles for Pringles crisps.

The slogans The Original & Best, They’re Gr-r-reat! and Follow Your Nose, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles, pancakes, French toast sticks and breakfast sandwiches, and Pop Play Eat used in connection with potato crisps are also important Kellogg trademarks.

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
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2019, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2019. During 2019, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 50% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 28, 2019 and December 29, 2018 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2019-$144; 2018-$154; 2017-$148.
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
Employees. At December 28, 2019, we had approximately 31,000 employees.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
Executive Officers. The names, ages, and positions of our executive officers (as of February 24, 2020) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Nicolas Amaya	46
Senior Vice President, Kellogg Company
President, Kellogg Latin America
Mr. Amaya assumed his current position in November 2019. Mr. Amaya joined Kellogg Company in 2001 as a Marketing Intern for Eggo in the United States. Since then, he has held a variety of leadership positions in the U.S. and Latin America across the cereal, frozen and snacks businesses. Among his many contributions, Mr. Amaya led the complex and challenging regional integration of Pringles in 2012. In April 2013, he was appointed General Manager, Snacks and Growth Platforms for Latin America, and in 2015, he stepped up to the role of Vice President and General Manager, Category Marketing and Innovation, Latin America. He was promoted to Vice President and General Manager for Mexico in October 2016. Prior to Kellogg, Mr. Amaya held various marketing roles at Unilever Andina in the personal care division.

Amit Banati	51
Senior Vice President and Chief Financial Officer
Mr. Banati has been Senior Vice President, Chief Financial Officer and Principal Financial Officer, Kellogg Company, since July 2019. Mr. Banati joined Kellogg in March 2012 as President, Asia Pacific, and his responsibilities were expanded to President, Asia Pacific, Middle East and Africa in July 2018. Before joining Kellogg Company, Mr. Banati served in a variety of finance, general management and board roles at Kraft Foods, Cadbury Schweppes and Procter & Gamble. He has worked extensively across the Asia Pacific and Africa region. At Kraft Foods he was President, North Asia and Asia Pacific Strategy. Prior to that, Mr. Banati served as President, Pacific, for Cadbury Schweppes and Chairman of Cadbury Schweppes Australia. He was a member of the company’s Chief Executive Committee. He also served as the Chief Financial Officer for Cadbury Schweppes Asia Pacific.

Steven A. Cahillane	54
Chairman and Chief Executive Officer
Mr. Cahillane has been Chairman of the Board of Kellogg Company since March 2018, and President and Chief Executive Officer since October 2017. He has also served as a Kellogg Director since October 2017. Prior to joining Kellogg, Mr. Cahillane served as Chief Executive Officer and President, and as member of the board of directors, of Alphabet Holding Company, Inc., and its wholly-owned operating subsidiary, The Nature’s Bounty Co., from September 2014. Prior to that, Mr. Cahillane served as Executive Vice President of The Coca-Cola Company from February 2013 to February 2014 and President of Coca-Cola Americas, the global beverage maker’s largest business, with $25 billion in annual sales at that time, from January 2013 to February 2014. Mr. Cahillane served as President of various Coca-Cola operating groups from 2007 to 2012. He has also been a trustee of the W. K. Kellogg Foundation Trust since 2018.

Kurt D. Forche	50
Vice President and Corporate Controller
Mr. Forche was appointed Vice President and Corporate Controller, Kellogg Company, in July 2018. Previously, Mr. Forche served as Vice President, Assistant Corporate Controller since December 2016. Mr. Forche joined Kellogg as an internal auditor in 1997, subsequently holding a number of Finance roles in the North American business until being named Senior Director, Corporate Financial Reporting in April 2014.  Prior to joining Kellogg in 1997, he spent four years at Price Waterhouse as an auditor.

Alistair D. Hirst	60
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

Christopher M. Hood	57
Senior Vice President, Kellogg Company
President, Kellogg North America
Mr. Hood assumed his current position in July 2018. He most recently served as President, Kellogg Europe from 2013 to 2018. Mr. Hood joined Kellogg Company in 2012 as the Vice President of European Snacks. Prior to Kellogg, he served The Procter and Gamble Company starting in 1993, and had a distinguished 19-year career in Marketing and General Management, based in Cincinnati, Ohio. Mr. Hood has held a number of Board roles across the Food and Beverage Industry. He currently serves on the Consumer Brands Association Board of Directors and FMI Foundation Board of Trustees.

Melissa A. Howell	53
Senior Vice President, Global Human Services
Ms. Howell assumed her current position in June 2016. Prior to joining Kellogg, she was Chief Human Resources Officer for Rockford, Michigan-based Wolverine Worldwide since 2014. Prior to Wolverine, Ms. Howell spent 24 years with General Motors where she led a team of 2,800 Human Resource professionals worldwide, supporting a global business at one of the top automotive companies in the world, and also among the largest public corporations. Ms. Howell joined General Motors as a Labor Relations Representative at its Ypsilanti, Michigan, assembly plant in 1990. Over the following years, she served in a series of key human resource leadership roles in Europe, Asia and U.S. leading teams on six continents across an array of functional areas. Ms. Howell was promoted to Executive Director of North American Human Resources in 2011 and subsequently promoted to Senior Vice President of Global Human Resources.

David Lawlor	52
Senior Vice President, Kellogg Company
President, Kellogg Europe
Mr. Lawlor assumed his current position in July 2018. He most recently served as Vice President, European Cereal from November 2017 to June 2018. Mr. Lawlor began his career at Kellogg in 1991, joining as a sales manager in its Dublin office. Following this, he held a number of senior roles, including running the company’s Middle Eastern business, setting up its Dubai office. Mr. Lawlor then served as General Manager of Kellogg Russia from October

2008 to August 2016 and led the integration of United Bakers Group, a local biscuit and cracker manufacturer. In August 2016, he was appointed Managing Director, UK/ROI where he refocused Kellogg’s efforts to stabilize and grow its core cereal business.

Monica H. McGurk	49
Senior Vice President, Chief Growth Officer
Ms. McGurk assumed her current position in January 2019. Ms. McGurk began her career at Kellogg in July 2018, serving as Chief Revenue and eCommerce Officer. Prior to Kellogg, Ms. McGurk was the Chief Growth Officer for Tyson Foods, Inc. through September 2017, having previously joined the company in 2016 as Executive Vice President of Strategy and New Ventures & President of Foodservice. Prior to joining Tyson Foods, Inc., Ms. McGurk worked for The Coca-Cola Company as Senior Vice President, Strategy, Decision Support and eCommerce, North America Group from 2014 to 2016, and as Vice President, Strategy and eCommerce from 2012 to 2014.

Gary H. Pilnick	55
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
Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s restructuring programs, the integration of acquired businesses, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the expected benefits and costs of the divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts, and ice-cream cones businesses of the Company, the risk that disruptions from the divestiture will divert management's focus or harm the Company’s business, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, risks associated with the Company’s provision of transition services to the divested businesses post-closing, the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
The divestiture (the "Divestiture") of selected cookie, fruit and fruit-flavored snacks, pie crusts, and ice cream cone businesses, consummated on July 28, 2019 (the "Divested Business") may not achieve some or all of the anticipated benefits, the Divestiture may adversely affect our business, and there are execution risks associated with our continued provision of transition services to the Divested Business.

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
Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs), global geopolitical conditions, drought and other weather conditions (including the potential effects of climate change) or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices or consumers may decide not to pay the higher prices, which could lead to sales declines and loss of market share.
Cereal processing equipment at major domestic and international facilities are regularly fueled by electricity, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane storage exists at several plants for use in case of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.

Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels.

We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. In particular, compliance with the electronic device logging mandate has increased the cost of transportation for us and many other companies. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution and costs to purchase our products from suppliers. Increases in transportation and energy and fuel costs has, and may continue to affect our profitability and may increase the cost of our products, which may reduce consumer demand.
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition.
Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.
Multiemployer pension plans could adversely affect our business.
We participate in “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make withdrawal liability payments, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability from a multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. One of the multiemployer plans in which we participate is reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.
We withdrew from two multiemployer pension plans in 2019 and recorded an estimate of the related withdrawal liability. While this is our best estimate of the ultimate cost of withdrawing from the plans at this time, we have not yet reached agreement on the ultimate amount of the withdrawal liability. As a result, the actual cost could differ from our estimate based on final funding assessments.
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
Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences.
In some cases, our competitors may be able to respond to changing business and economic conditions or consumer preferences more quickly than us. Category share and growth could also be adversely impacted if we are not successful in introducing new products, anticipating changes in consumer preferences with respect to dietary trends or purchasing behaviors or in effectively assessing, changing and setting proper pricing.

The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits.
Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2019, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2019. During 2019, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 50% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
Additionally, alternative retail channels, such as e-commerce retailers (including as a result of the integration of traditional and digital operations at key retailers), subscription services, discount and dollar stores, direct-to-consumer brands, drug stores and club stores, have become more prevalent. This trend away from traditional retail grocery, and towards such channels, is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be negatively impacted. In particular, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. In addition, these alternative retail channels may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. Also, if these alternative retail channels, such as e-commerce retailers were to take significant share away from traditional retailers that could have a flow over effect on our business and our financial results could be negatively impacted.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we, or any of our employees, have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including whether certain of our products are perceived to contribute to obesity. In addition, due to our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers consume food products and their desire for premium or value offerings, provide an array of products that satisfy the broad spectrum of consumer preferences. Accordingly, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired efforts of our marketing efforts or use data-driven marketing and advertising to reach consumers at the right time with the right message. The growing use of social and digital media by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands, our products or any of our employees on social or digital media could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
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
We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, warehousing and distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, weather (including any potential effects of climate change), natural disasters, fires or explosions, terrorism, political unrest, government shutdowns, tariffs and other trade restrictions, cybersecurity breaches, health pandemics, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, or strikes, could damage or disrupt our operations or our suppliers', their suppliers or our contract manufacturers' operations. If we do not effectively prepare for and respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, technology, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. In addition, insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses. These events could adversely affect our business, financial condition and results of operations.
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
The manufacturing, marketing and distribution of food products are subject to governmental regulation that impose additional regulatory requirements. Those regulations control such matters as food quality and safety, ingredients, advertising, product or production requirements, labeling, sustainability of packaging (including plastics), import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutritional Assistance Program, to purchase certain of our products.
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anticorruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation. Further, modifications to international trade policy, including the expected ratification of the United States-Mexico-Canada Agreement, changes in the European Union (such as Brexit) or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows.
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
There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions (inclusive of class action lawsuits and foreign litigation), including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.
Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes.
There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products.
Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.
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
From time to time, we issue variable rate securities based on interbank offered rates (IBORs) and enter into interest rate swaps that contain a variable element based on an IBOR. There is currently uncertainty whether certain IBORs (such as LIBOR) will continue to be available after 2021. If certain IBORs cease to be available, we may need to amend affected agreements, and we cannot predict what alternative index would be negotiated with our counterparties and security holders. As a result, our interest expense could increase and our available cash flow for general corporate requirements may be adversely affected.

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
We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 28, 2019, we had total debt of approximately $7.9 billion and total Kellogg Company equity of $2.7 billion.
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
Customer and consumer demand for our products may be impacted by recession, financial and credit market disruptions, or other economic downturns in the United States or other nations. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic, political and social conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, trade policy, political and social unrest and terrorist acts in the United States or other countries in which we carry on business. The economic, political and social conditions resulting from Brexit, among other events, may adversely impact our overall performance.
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
As of December 28, 2019, the carrying value of intangible assets totaled approximately $8.4 billion, of which $5.8 billion was goodwill and $2.6 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $17.5 billion and total Kellogg Company equity of $2.7 billion.
Competition against private label brands could negatively impact our business.
In nearly all of our product categories, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.
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
Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses, malware, ransomware or other malicious codes, social engineering attacks, unauthorized access attempts, password theft, physical breaches, employee or inside error, malfeasance and cyber- or phishing-attacks. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented administrative and technical controls and taken other preventive actions, such as the maintenance of an information security program that includes updating our technology and security policies, insurance, employee training, and monitoring and routinely testing our information technology systems to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the European Union General Data Protection Regulation (GDPR) and the California Consumer Privacy Act of 2018 (CCPA), which went into effect on January 1, 2020 (each of which imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored), because they are continuously evolving and developing and may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Additionally, our efforts to comply with privacy and data protection laws, including the GDPR and CCPA, may impose significant costs and challenges that are likely to increase over time.
If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber-attack, privacy breaches, data breaches, issues with or errors in system maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, denial of service, telecommunication or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect the Company's results of operations and/or financial condition. The misuse, leakage or falsification of information could result in violations of data privacy laws, the Company may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. In addition, if the Company's suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
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
We are a global company and generated 42% and 40% of our net sales for 2019 and 2018, respectively outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:

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

•
changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States,

•
changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources,

•	laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection,

•
uncertainty relating to the future trading relationship between the United Kingdom and European Union as a result of Brexit and its impact on the local and international markets, the flow of goods and materials across borders, and political environments,

•	discriminatory or conflicting fiscal policies,

•	challenges associated with cross-border product distribution,

•	increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments,

•	varying abilities to enforce intellectual property, contractual, and other legal rights,

•	greater risk of uncollectible accounts and longer collection cycles,

•	loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses,

•	design and implementation of effective control environment processes across our diverse operations and employee base,

•
imposition of more or new tariffs, quotas, trade barriers, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, and

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

There may be uncertainty as a result of key global events during 2020. For example, the continuing uncertainty related to the future trading relationship between the United Kingdom and the European Union arising from the Brexit referendum and international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

The results of the United Kingdom's withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

Following the result of a referendum in 2016, the United Kingdom left the European Union on January 31, 2020, commonly referred to as Brexit.  Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and European Union, the United Kingdom will be subject to a transition period until December 31, 2020 (the “Transition Period”), during which time European Union rules will continue to apply.  Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiration of the Transition Period.

The uncertainty concerning the United Kingdom’s legal, political and economic relationship with the European Union after the Transition Period may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise).  We may also face new regulatory costs and challenges as a result of Brexit (including potentially divergent national laws and regulations between the United Kingdom and European Union) that could have an adverse effect on our operations. For example, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union and the European Economic Area more difficult. Any of these developments, or the perception that any of them could occur, could depress economic activity and restrict our access to capital, which could materially and adversely affect our product sales, financial condition and results of operations.

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

Climate change is a core business issue for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. As set forth in the Intergovernmental Panel on Climate Change Fifth Assessment Report, there is continuing scientific evidence, as well as concern from members of the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of weather events, wildfires and flooding. As the pressures from climate change and global population growth lead to increased demand, the food system and global supply chain is becoming increasingly vulnerable to acute shocks, leading to increased prices and volatility, especially in the energy and commodity markets. Adverse changes such as these could:

•	unfavorably impact the cost or availability of raw or packaging materials, especially if such events have a negative impact on agricultural productivity or on the supply of water;

•	disrupt production schedules and our ability, or the ability of our suppliers or contract manufacturers, to manufacture or distribute our products;

•	reduce crop size or quality;

•	disrupt the retail operations of our customers; or

•	unfavorably impact the demand for, or the consumer's ability to purchase, our products.

There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single use plastics. This new or increased focus may result in new or increased laws and regulations that could cause significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Lastly, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change could negatively affect our business and operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
We operated, as of February 24, 2020, offices, manufacturing plants and distribution and warehousing facilities totaling more than 39 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Rome, Georgia; Kansas City, Kansas; Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee.
Outside the United States, we had, as of February 24, 2020, additional manufacturing locations, some with warehousing facilities, in Australia, Austria, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Great Britain, India, Japan, Malaysia, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Turkey. We also have joint ventures in China, Nigeria, and Ghana which own or operate manufacturing or warehouse facilities.
We generally own our principal properties, including our major office facilities in the United States, although some manufacturing facilities are leased, and no owned property is subject to any major lien or other encumbrance. Distribution facilities (including related warehousing facilities) and offices of non-plant locations typically are leased. In general, we consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

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
In December 2017, the board of directors approved an authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended December 28, 2019.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 9/29/19-10/26/19	—	$—	—	$960
Month #2: 10/27/19-11/23/19	—	$—	—	$960
Month #3: 11/24/19-12/28/19	—	$—	—	$960

ITEM 6. SELECTED FINANCIAL DATA
Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2019	2018	2017	2016	2015
Operating trends
Net sales	$13,578	$13,547	$12,854	$12,965	$13,525
Gross profit as a % of net sales	32.3%	34.9%	36.6%	37.3%	35.4%
Depreciation	457	493	469	510	526
Amortization	27	23	12	7	8
Advertising expense (a)	676	752	732	736	898
Research and development expense (b)	144	154	148	182	193
Operating profit	1,401	1,706	1,387	1,483	1,268
Operating profit as a % of net sales	10.3%	12.6%	10.8%	11.4%	9.4%
Interest expense	284	287	256	406	227
Net income attributable to Kellogg Company	960	1,336	1,254	699	614
Average shares outstanding:
Basic	341	347	348	350	354
Diluted	343	348	350	354	356
Per share amounts:
Basic	2.81	3.85	3.61	1.99	1.74
Diluted	2.80	3.83	3.58	1.97	1.72
Cash flow trends
Net cash provided by (used in) operating activities	$1,176	$1,536	$403	$1,271	$1,691
Capital expenditures	586	578	501	507	553
Net cash provided by (used in) operating activities reduced by capital expenditures (c)	590	958	(98)	764	1,138
Net cash provided by (used in) investing activities	774	(948)	149	(392)	(1,127)
Net cash provided by (used in) used in financing activities	(1,905)	(566)	(604)	(786)	(706)
Interest coverage ratio (d)	7.2	8.1	9.4	4.6	6.8
Capital structure trends
Total assets	$17,564	$17,780	$16,351	$15,111	$15,251
Property, net	3,612	3,731	3,716	3,569	3,621
Short-term debt and current maturities of long-term debt	727	686	779	1,069	2,470
Long-term debt	7,195	8,207	7,836	6,698	5,275
Total Kellogg Company equity	2,747	2,601	2,178	1,891	2,128
Share price trends
Stock price range	$52-69	$56-75	$59-76	$70-87	$61-74
Cash dividends per common share	2.26	2.20	2.12	2.04	1.98
Number of employees	31,000	34,000	33,000	37,000	34,000

The above amounts have been restated to include the impact of Accounting Standard Updates adopted in the first quarter of 2018 with the exception of 2015, which was not restated for the Revenue Recognition ASU. Additionally, the above prior year amounts have not been restated to include the impact of the Leases ASU in the first quarter of 2019.

(a)
Recent declines in advertising were the result of foreign currency translation, implementation of efficiency and effectiveness programs including zero-based budgeting, the change in media landscape migrating investment to digital.

(b)	Research and development cost declines are due primarily to shifting investment to food renovation.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS
Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report, as well as Part II, 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 29, 2018, which provides additional information on comparisons of years 2018 and 2017.

For more than 110 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Consumption and share data noted within is based on Nielsen x-AOC or other comparable source, for the applicable period. Unless otherwise noted, consumption and shipment trends are materially consistent.

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

In addition, we transferred our Middle East, North Africa, and Turkey businesses (MENAT) from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated all of the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the years ended December 29, 2018 and December 30, 2017, the change resulted in $273 million and $241 million, respectively, of reported net sales and $46 million and $56 million, respectively, of reported operating profit transferring from Europe to AMEA.

On July 28, 2019, we completed the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism. The operating results for these businesses were included primarily in our North America reporting segment prior to the sale.

We manage our operations through four operating segments that are based primarily on geographic location - North America which includes the U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments.

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

Non-GAAP Financial Measures
Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), currency-neutral adjusted gross profit, currency neutral adjusted gross margin, adjusted other income (expense), and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•
Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral net sales. In addition, we exclude the impact of acquisitions, divestitures, foreign currency, and differences in shipping days resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•
Adjusted operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan exit liabilities, the gain on divestiture of our cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Currency-neutral adjusted gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan exit liabilities, the gain on divestiture of our cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Adjusted Other income (expense), net: We adjust the GAAP financial measure to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets,and other net periodic pension costs are not excluded), the gain on the divestiture of our selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our underlying profitability. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's other income (expense), net, excluding the impact of the items noted above, for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability.

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan exit liabilities, the gain on divestiture of our selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income, the related tax effect of those items, and other impacts to tax expense, including U.S Tax Reform and certain out-of-period adjustments, on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the impact of items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability
Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans were recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that were recognized in the quarter they occur. We recorded a total pre-tax mark-to-market charge of $104 million for 2019, a total pre-tax mark-to-market charge of $343 million for 2018 and a total pre-tax mark-to-market benefit of $45 million in 2017. Included within the aforementioned totals was a pre-tax mark-to-market charge for pension plans of $98 million for 2019, a pre-tax mark-to-market charge for pension plans of $335 million for 2018 and a pre-tax mark-to-market benefit for pension plans of $86 million for 2017.

Project K
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $54 million in 2019, $143 million in 2018 and $263 million in 2017.

See the Restructuring and cost reduction activities section for more information.

Brexit impacts
With the uncertainty associated with the United Kingdom's (U.K.) exit from the European Union (EU), commonly referred to as Brexit, we have begun preparations to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $9 million in 2019 and a pre-tax charge of $3 million in 2018.

Business and portfolio realignment
One-time costs related to divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses; reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; and investments in enhancing capabilities prioritized by our Deploy for Growth strategy. As a result, we incurred pre-tax charges, primarily related to reorganizations of $156 million in 2019 and $5 million in 2018.

Multi-employer pension plan exit liability
During the third quarter of 2019, the Company incurred a pre-tax charge of $132 million due to withdrawing from two multi-employer pension plans.

Divestitures
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism. Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the third quarter, recorded in other income and (expense). Additionally, the company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans.

The operating results for the divested businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $308 million for the last five months of the year ended December 29, 2018.

Acquisitions
In October of 2017, the Company acquired Chicago Bar Company LLC manufacturer of RXBAR, a high protein snack bar made of simple ingredients. In our North America reported segments for the year ended December 29, 2018, the acquisition added $186 million in net sales that impacted the comparability of 2017 reported results.

In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our AMEA reportable segment, year ended December 28, 2019, the acquisition added $271 million in net sales that impacted the comparability of 2018 reported results. Additionally, for the year ended December 29, 2018, the acquisition added $536 million in net sales that impacted the comparability of 2017 reported results.

Shipping day differences
In December 2017, we eliminated a one-month timing difference in reporting of the financial results for the Parati Group. This update resulted in an additional month of financial results being reported in the year ended December 30, 2017, which included $14 million of net sales that impacted the comparability of 2018 versus 2017.

Out-of-period adjustment
During the fourth quarter of 2019, we recorded an out-of-period adjustment to correct an error related to a prior year which increased income tax expense by $39 million.  See Note 13 to the Consolidated Financial Statements.

U.S. Tax Reform
The adoption of U.S. Tax Reform impacted income tax expense in 2018 resulting in a net $11 million reduction of income tax expense for the year ended December 29, 2018, primarily related to the transition tax and assertion on foreign earnings.

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

Financial results
For the full year 2019, our reported net sales increased by 0.2% as a full year of Multipro results and organic net sales growth were largely offset by unfavorable foreign currency and the absence of results from the businesses divested in July. Organic net sales increased 1.9% after excluding the impact of acquisitions, divestitures, and foreign currency, with growth in all four regions.

Reported operating profit decreased 18% due primarily to higher business and portfolio realignment charges, the multi-employer pension plan exit liability and the absence of results from the businesses divested in July partially offset by lower Project K costs. Currency-neutral adjusted operating profit decreased 4.9% after excluding the impact of business and portfolio realignment, multi-employer pension plan exit liability, Project K and foreign currency.

Reported diluted EPS of $2.80 was down 27% compared to the prior year of $3.83 due to a one-time non-cash gain related to our transaction in West Africa in the prior year, higher business and portfolio realignment charges, the multi-employer pension plan exit liability and the absence of results from the businesses divested in July partially offset by lower Project K costs and favorable mark-to-market impacts. Currency-neutral adjusted diluted EPS of $4.00 decreased 7.6% compared to $4.33 in the prior year, after excluding business and portfolio realignment, multi-employer pension plan exit liability, gain from unconsolidated entities, Project K, mark-to-market, and foreign currency.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2019	2018
Reported net income attributable to Kellogg Company	$960	$1,336
Mark-to-market (pre-tax)	(104)	(343)
Project K (pre-tax)	(54)	(143)
Brexit impacts (pre-tax)	(9)	(3)
Business and portfolio realignment (pre-tax)	(156)	(5)
Multi-employer pension plan exit liability (pre-tax)	(132)	—
Gain on divestiture (pre-tax)	55	—
Income tax impact applicable to adjustments, net*	50	109
Adoption of U.S. Tax Reform	—	11
Out-of-period adjustment	(39)	—
Gain from unconsolidated entities, net	—	200
Adjusted net income attributable to Kellogg Company	$1,349	$1,510
Foreign currency impact	(22)
Currency-neutral adjusted net income attributable to Kellogg Company	$1,371	$1,510
Reported diluted EPS	$2.80	$3.83
Mark-to-market (pre-tax)	(0.30)	(0.98)
Project K (pre-tax)	(0.15)	(0.41)
Brexit impacts (pre-tax)	(0.02)	(0.01)
Business and portfolio realignment (pre-tax)	(0.46)	(0.01)
Multi-employer pension plan exit liability (pre-tax)	(0.39)	—
Gain on divestiture (pre-tax)	0.16	—
Income tax impact applicable to adjustments, net*	0.14	0.30
Adoption of U.S. Tax Reform	—	0.04
Out-of-period adjustment	(0.12)	—
Gain from unconsolidated entities, net	—	0.57
Adjusted diluted EPS	$3.94	$4.33
Foreign currency impact	(0.06)
Currency-neutral adjusted diluted EPS	$4.00	$4.33
Currency-neutral adjusted diluted EPS growth	(7.6)%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2019 compared to 2018
The following tables provide an analysis of net sales and operating profit performance for 2019 versus 2018:

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,390	$2,092	$940	$2,156	$—	$13,578
Foreign currency impact on total business (inc)/dec	(11)	(101)	(33)	(87)	—	(231)
Currency-neutral net sales	$8,400	$2,193	$973	$2,243	$—	$13,810
Acquisitions	—	—	—	271	—	271
Foreign currency impact on acquisitions (inc)/dec	—	—	—	49	—	49
Organic net sales	$8,400	$2,193	$973	$1,922	$—	$13,489

Year ended December 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,688	$2,122	$947	$1,790	$—	$13,547
Divestitures	305	—	4	—	—	308
Organic net sales	$8,383	$2,122	$943	$1,790	$—	$13,239

% change - 2019 vs. 2018:
Reported growth	(3.4)%	(1.4)%	(0.7)%	20.4%	—%	0.2%
Foreign currency impact on total business (inc)/dec	(0.1)%	(4.7)%	(3.5)%	(4.9)%	—%	(1.7)%
Currency-neutral growth	(3.3)%	3.3%	2.8%	25.3%	—%	1.9%
Acquisitions	—%	—%	—%	15.2%	—%	2.0%
Divestitures	(3.5)%	—%	(0.4)%	—%	—%	(2.4)%
Foreign currency impact on acquisitions/divestitures (inc)/dec	—%	—%	—%	2.7%	—%	0.4%
Organic growth	0.2%	3.3%	3.2%	7.4%	—%	1.9%
Volume (tonnage)	(1.8)%	1.7%	—%	2.2%		(0.2)%
Pricing/mix	2.0%	1.6%	3.2%	5.2%		2.1%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,215	$223	$85	$195	$(316)	$1,401
Mark-to-market	—	—	—	—	(7)	(7)
Project K	(29)	(3)	(15)	(4)	(4)	(54)
Brexit impacts	—	(9)	—	—	—	(9)
Business and portfolio realignment	(58)	(46)	(4)	(12)	(42)	(161)
Multi-employer pension plan exit liability	(132)	—	—	—	—	(132)
Adjusted operating profit	$1,434	$280	$104	$211	$(264)	$1,764
Foreign currency impact	(1)	(13)	(1)	(8)	—	(23)
Currency-neutral adjusted operating profit	$1,434	$293	$105	$219	$(264)	$1,788

Year ended December 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,397	$251	$102	$174	$(218)	$1,706
Mark-to-market	—	—	—	—	7	7
Project K	(107)	(26)	(15)	(18)	(7)	(173)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(3)	—	—	—	(2)	(5)
Adjusted operating profit	$1,507	$280	$117	$192	$(216)	$1,880

% change - 2019 vs. 2018:
Reported growth	(13.0)%	(11.2)%	(16.8)%	11.9%	(44.6)%	(17.8)%
Mark-to-market	—%	—%	—%	—%	(7.7)%	(0.7)%
Project K	4.3%	7.5%	(2.7)%	8.6%	2.6%	4.8%
Brexit impacts	—%	(2.4)%	—%	0.2%	—%	(0.4)%
Business and portfolio realignment	(3.6)%	(16.4)%	(3.0)%	(6.3)%	(18.1)%	(8.3)%
Multi-employer pension plan exit liability	(8.8)%	—%	—%	—%	—%	(7.1)%
Adjusted growth	(4.9)%	0.1%	(11.1)%	9.4%	(21.4)%	(6.1)%
Foreign currency impact	—%	(4.5)%	(1.2)%	(4.4)%	0.1%	(1.2)%
Currency-neutral adjusted growth	(4.9)%	4.6%	(9.9)%	13.8%	(21.5)%	(4.9)%
Note: Tables may not foot due to rounding.
* Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $48 million.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 3.4% versus the prior year due primarily to the absence of results from the businesses divested in July partially offset by favorable price/mix. Organic net sales increased 0.2% after excluding the impact of the divestiture and foreign currency.

Net sales % change - 2019 vs. 2018:
North America	Reported Net Sales	Foreign Currency	Currency-Neutral Net Sales	Divestitures	Organic Net Sales
Snacks	(4.1)%	(0.1)%	(4.0)%	(7.1)%	3.1%
Cereal	(4.1)%	(0.2)%	(3.9)%	—%	(3.9)%
Frozen	1.6%	(0.1)%	1.7%	—%	1.7%

North America snacks reported net sales decreased 4.1% due primarily to the divestitures. Organic net sales increased 3.1% from the prior year due primarily to sustained momentum and innovations in key brands, including Cheez-It, Rice Krispies Treats, Pringles and Pop-Tarts partially offset by the first quarter supplier-related recall of RXBAR.

North America cereal reported net sales declined by 4.1% largely due to reduced advertising and promotional activity during two waves of pack-size harmonization during the first half of the year as well as softness in Special K and Mini-Wheats.

North America frozen foods reported net sales increased by 1.6%, lapping strong year-ago growth and negative impact of phasing out certain SKU’s. More than offsetting these factors was accelerated growth in MorningStar Farms as net sales, consumption, and share grew during the year on innovation and strong commercial programs.

North America reported operating profit decreased 13% due primarily to higher business and portfolio realignment charges, the multi-employer pension plan exit liability and the absence of results from the businesses divested in July partially offset by lower Project K costs. Currency-neutral adjusted operating profit declined 4.9% as growth in the base business was more than offset by the impact of the divestiture. Additionally, North America operating profit benefited from the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Europe
Reported net sales decreased 1.4% due to unfavorable foreign currency partially offset by higher volume and favorable pricing/mix. Organic net sales increased 3.3% after excluding the impact of foreign currency.

Growth was driven by snacks, led by Pringles, with increased net sales and consumption in key markets behind innovation, effective brand-building, and new pack formats.

Cereal net sales decreased slightly, moderating from recent years' declines. Our share was relatively flat across the region.

As reported operating profit decreased 11% due primarily to higher one-time costs and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 4.6% after excluding the impact of foreign currency and one-time costs.

Latin America
Reported net sales decreased 0.7% due to unfavorable foreign currency and the impact of the divestiture, partially offset by favorable pricing/mix. Organic net sales increased 3.2% after excluding the impact of the divestiture and foreign currency, led by growth in Mexico and Brazil.

Cereal net sales growth in Mexico for the year, despite lapping strong prior year comparisons. Cereal net sales in Brazil also increased despite category softness.

Snacks net sales growth was led by Pringles, led by increased net sales and consumption growth in Mexico for the year.

Reported operating profit decreased 17% due primarily to higher input costs and investments as well as higher one-time costs and unfavorable foreign currency. Currency-neutral adjusted operating profit decreased 10% after excluding the impact of foreign currency and one-time costs.

AMEA
Reported net sales improved 20% primarily due to a full year of Multipro results, Pringles growth across the region, and favorable pricing/mix, partially offset by unfavorable foreign currency. Organic net sales increased 7.4% after excluding the acquisition impact of Multipro and foreign currency.

Multipro posted double-digit reported net sales growth during the year and contributed to organic growth beginning in May, lapping last year's consolidation of the business.

Snacks posted solid growth led by sustained momentum in Pringles, which grew net sales and consumption collectively across the region.

Reported operating profit increased 12% due to a full year of Multipro results, higher organic net sales, and the reversal of indirect excise tax liabilities largely the result of participating in a tax amnesty program, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit improved 14% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

Corporate
Reported operating profit decreased $98 million versus the prior year due primarily to higher business and portfolio realignment costs, unfavorable mark-to-market impacts, and the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019. These impacts were partially offset by lower Project K costs. Currency-neutral adjusted operating profit decreased $48 million after excluding the impact of mark-to-market, Project K, and business and portfolio realignment costs.

2018 compared to 2017
The following tables provide an analysis of net sales and operating profit performance for 2018 versus 2017:

Year ended December 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,688	$2,122	$947	$1,790	$—	$13,547
Foreign currency impact on total business (inc)/dec	(3)	46	(47)	(102)	—	(106)
Currency-neutral net sales	$8,691	$2,076	$994	$1,892	$—	$13,653
Acquisitions	186	—	—	536	—	722
Foreign currency impact on acquisitions (inc)/dec	—	—	—	89	—	89
Organic net sales	$8,505	$2,076	$994	$1,267	$—	$12,842

Year ended December 30, 2017
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,673	$2,050	$944	$1,187	$—	$12,854
Shipping day differences	—	—	14	—	—	14
Organic net sales	$8,673	$2,050	$930	$1,187	$—	$12,840

% change - 2018 vs. 2017:
Reported growth	0.2%	3.5%	0.3%	50.8%	—%	5.4%
Foreign currency impact	—%	2.2%	(5.0)%	(8.6)%	—%	(0.8)%
Currency-neutral growth	0.2%	1.3%	5.3%	59.4%	—%	6.2%
Acquisitions	2.1%	—%	—%	45.2%	—%	5.6%
Shipping day differences	—%	—%	(1.6)%	—%	—%	(0.1)%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	7.5%	—%	0.7%
Organic growth	(1.9)%	1.3%	6.9%	6.7%	—%	—%
Volume (tonnage)	(0.2)%	1.9%	6.6%	9.3%	—%	1.9%
Pricing/mix	(1.7)%	(0.6)%	0.3%	(2.6)%	—%	(1.9)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,397	$251	$102	$174	$(218)	$1,706
Mark-to-market	—	—	—	—	7	7
Project K	(107)	(26)	(15)	(18)	(7)	(173)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(3)	—	—	—	(2)	(5)
Adjusted operating profit	$1,507	$280	$117	$192	$(216)	$1,880
Foreign currency impact	(2)	6	(3)	(7)	3	(3)
Currency-neutral adjusted operating profit	$1,509	$274	$120	$199	$(219)	$1,883

Year ended December 30, 2017
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,246	$220	$108	$140	$(327)	$1,387
Mark-to-market	—	—	—	—	(81)	(81)
Project K	(345)	(37)	(8)	(14)	(7)	(411)
Adjusted operating profit	$1,591	$257	$116	$154	$(239)	$1,879

% change - 2018 vs. 2017:
Reported growth	12.1%	14.6%	(5.2)%	23.0%	33.1%	22.9%
Mark-to-market	—%	—%	—%	—%	25.2%	7.3%
Project K	17.6%	6.4%	(5.6)%	(0.7)%	(0.5)%	16.1%
Brexit impacts	—%	(1.0)%	—%	—%	—%	(0.2)%
Business and portfolio realignment	(0.2)%	—%	—%	—%	(0.8)%	(0.3)%
Adjusted growth	(5.3)%	9.2%	0.4%	23.7%	9.2%	—%
Foreign currency impact	(0.1)%	2.3%	(2.8)%	(4.6)%	0.6%	(0.1)%
Currency-neutral adjusted growth	(5.2)%	6.9%	3.2%	28.3%	8.6%	0.1%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales increased 0.2% primarily due to the RX acquisition partially offset by unfavorable price/mix as a result of the year-on-year impact of list-price adjustments and rationalization of stock-keeping units related to the transition out of Direct-Store Delivery (DSD) in the back half of 2017, and a slight decrease in volume. Organic net sales decreased 1.9% from the prior year after excluding the impact of acquisitions and foreign currency.

Net sales % change - 2018 vs. 2017:
North America	Reported Net Sales	Foreign Currency	Currency-Neutral Net Sales	Acquisitions	Organic Net Sales
Snacks	0.4%	—%	0.4%	3.7%	(3.3)%
Cereal	(2.7)%	(0.1)%	(2.6)%	—%	(2.6)%
Frozen	7.4%	(0.1)%	7.5%	—%	7.5%

North America snacks reported net sales increased 0.4% due to the RX acquisition partially offset by unfavorable price/mix as a result of the year-on-year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit in the back half of 2017. Organic net sales decreased 3.3% from the prior year after excluding the impact of acquisitions.

North America cereal reported net sales declined by 2.7% on lower volume and unfavorable pricing/mix as consumption and share were impacted by category-wide softness and the mid-year supply chain disruption for Honey Smacks, which returned to shelves in the fourth quarter, but offset improving performance elsewhere in the portfolio.

North America frozen foods reported net sales increased by 7.4% on higher volume and favorable price/mix. Eggo® grew share and consumption during the year, benefiting from renovated food and packaging, including the relaunch of our premium Thick N' Fluffy line as well as continued success with Disney-shaped waffles. Morningstar Farms' consumption accelerated in 2018, as we refocused on our core offerings, renovating our food for cleaner labeling and honing our message around plant-based protein.

Reported operating profit increased 12% from the prior year primarily due to lower restructuring charges as the prior year included costs associated with our DSD transition partially offset by a double-digit increase in brand building. Currency-neutral adjusted operating profit decreased 5.2% after excluding the impact of restructuring charges.

Europe
Reported net sales increased 3.5% due primarily to higher volume and favorable foreign currency partially offset by unfavorable pricing/mix. Organic net sales increased 1.3% after excluding the impact of foreign currency.

The return to organic net sales growth in 2018 was led by broad-based growth in Pringles, and by expansion in Russia.

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

Reported operating profit increased 14.6% due to higher net sales, lower restructuring charges, and favorable foreign currency. Currency-neutral adjusted operating profit increased 6.9% after excluding the impact of restructuring charges and foreign currency.

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

Our snacks business posted growth, led by Pringles in Mexico and Caribbean/Central America.

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

AMEA
Reported net sales increased 51% due primarily to the consolidation of the Multipro business partially offset by unfavorable foreign currency. Organic net sales increased 6.7% on higher volume and slightly favorable pricing/mix after excluding Multipro results and the impact of foreign currency.

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

Reported operating profit increased 23% due to the consolidation of Multipro beginning in May 2018, as well as productivity and brand-building efficiencies as a result of Project K, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit improved 28% after excluding the impact of restructuring and foreign currency.

Corporate
As reported operating expense improved 33% due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit increased 8.6% due primarily to lower pension costs, after excluding the impact of mark-to-market, restructuring and foreign currency.

Margin performance
2019 versus 2018 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2019	2018
Reported gross margin (a)	32.3%	34.9%	(2.6)
Mark-to-market	—%	0.1%	(0.1)
Project K	(0.3)%	(0.8)%	0.5
Brexit impacts	—%	—%	—
Business and portfolio realignment	(0.1)%	—%	(0.1)
Multi-employer pension plan exit liability	(1.0)%	—%	(1.0)
Foreign currency impact	—%	—%	—
Currency-neutral adjusted gross margin	33.7%	35.6%	(1.9)
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year ended December 28, 2019, was unfavorable 260 basis points due primarily to the recognition of a $132 million liability related to our exit from two multi-employer pension plans. Additionally, margins were negatively impacted by the consolidation of Multipro results, higher input costs, mix shifts and costs related to growth in new pack formats. Currency-neutral adjusted gross margin was unfavorable 190 basis points compared to the prior year after eliminating the impact of the multi-employer pension plan exit liability, mark-to-market, Project K, and business and portfolio realignment.

Our 2019 and 2018 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2019	2018
Reported gross profit (a)	$4,381	$4,726
Mark-to-market	(4)	6
Project K	(35)	(99)
Brexit impacts	(9)	(2)
Business and portfolio realignment	(17)	—
Multi-employer pension plan exit liability	(132)	—
Foreign currency impact	(73)	—
Currency-neutral adjusted gross profit	$4,651	$4,821
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

2018 versus 2017 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2018	2017
Reported gross margin (a)	34.9%	36.6%	(1.7)
Mark-to-market	0.1%	(0.6)%	0.7
Project K	(0.8)%	(0.9)%	0.1
Brexit impacts	—%	—%	—
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	35.5%	38.1%	(2.6)
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Reported gross margin for the year was unfavorable 170 basis points due primarily to the consolidation of Multipro results, the impact of the snacks transition out of DSD, and adverse mix and distribution costs, much of which was related to growth in new pack formats. Productivity and cost savings combined to offset rising inflation in distribution and packaging. These impacts were offset somewhat by favorable mark-to-market, lower restructuring costs and favorable foreign currency. Currency-neutral adjusted gross margin was unfavorable 260 basis points compared to the prior year after eliminating the impact of mark-to-market, restructuring and foreign currency.
Our 2018 and 2017 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2018	2017
Reported gross profit (a)	$4,726	$4,699
Mark-to-market	6	(79)
Project K	(99)	(115)
Brexit impacts	(2)	—
Foreign currency impact	(19)	—
Currency-neutral adjusted gross profit	$4,840	$4,893
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
Restructuring programs
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
Project K
As of the end of 2019, the Company has completed implementation of all Project K initiatives. Total project charges, after-tax cash costs and annual savings delivered by Project K were in line with expectations.

Since inception, Project K has reduced the Company’s cost structure, and provided enduring benefits, including an optimized supply chain infrastructure, an efficient global business services model, a global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models. These benefits have strengthened existing businesses in core markets, increased growth in developing and emerging markets, and driven an increased level of value-added innovation.
Cumulatively, Project K resulted in total pre-tax charges of approximately $1.6 billion, with after-tax cash costs, including incremental capital investments of approximately $1.2 billion.
Annual cost savings generated from Project K are approximately $700 million. These savings were realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project reflects our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. Cost savings have been utilized to offset inflation and fund investments in areas such as in-store execution, sales capabilities, including adding sales representatives, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to Project K and other restructuring activities.
Other Programs
During 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall project is expected to be substantially completed by the end of fiscal year 2020.

The project is expected to result in cumulative pretax net charges of approximately $40 million, including certain non-cash credits. Cash costs are expected to be approximately $50 million. The total expected charges will include severance and other termination benefits and charges related to relocation, third party legal and consulting fees, and contract termination costs.

The Company recorded total net charges of $38 million related to this initiative during 2019, with $43 million recorded in SG&A expense and $(5) million recorded in OIE.

Also during 2019, the Company announced a reorganization plan which primarily impacts the North America reportable segment. The reorganization plan is designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The overall project is expected to be substantially completed by the end of fiscal year 2020.

The overall project is expected to result in cumulative pretax charges of approximately $30 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees.

The Company recorded total charges of $21 million related to this initiative during 2019. These charges were recorded in SG&A expense.
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

Interest expense
Interest expense was $284 million and $287 million for the years ended December 28, 2019 and December 29, 2018, respectively. Interest expense capitalized as part of the construction cost of fixed assets was immaterial for both periods. The slight decrease from the prior year is due primarily to interest savings related to the debt redemption and the impact of a favorable settlement of tax-related interest partially offset by debt redemption costs.

Interest income (recorded in other income (expense), net) was $24 million and $16 million for the years ended December 28, 2019 and December 29, 2018, respectively.
Income taxes
Our reported effective tax rate for 2019 and 2018 was 24.6% and 13.6%, respectively.

The 2019 effective income tax rate was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero as well as an out-of-period correction. During the fourth quarter of 2019, we recorded an out-of-period adjustment to correct an error in the tax rate applied to a deferred tax asset arising from an intellectual property transfer in a prior year. The adjustment increased income tax expense and decreased deferred tax assets by $39 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the year ended December 28, 2019 and related prior annual and quarterly periods.

The 2018 effective tax rate benefited from an $11 million net reduction of income tax expense related to our adoption of U.S. Tax Reform, the favorable impact of discretionary pension contributions totaling $250 million, which were designated as 2017 tax year contributions, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.

Adjusted effective tax rates for 2019 and 2018 and were 19.5% and 16.5%, respectively.

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2019 and 2018.

Consolidated results (dollars in millions)	2019	2018
Reported income taxes	$321	$181
Mark-to-market	(24)	(75)
Project K	(14)	(33)
Brexit impacts	(1)	—
Business and portfolio realignment	(35)	(1)
Multi-employer pension plan exit liability	(31)	—
Gain on divestiture	55	—
Out-of-period adjustment	39	—
Adoption of U.S. Tax Reform	—	(11)
Adjusted income taxes	$333	$301
Reported effective income tax rate	24.6%	13.6%
Mark-to-market	0.1	(1.7)
Project K	(0.1)	(0.6)
Brexit impacts	0.1	—
Business and portfolio realignment	(0.1)	—
Multi-employer pension plan exit liability	(0.1)	—
Gain on divestiture	2.5	—
Out-of-period adjustment	2.7	—
Adoption of U.S. Tax Reform	—%	(0.6)%
Adjusted effective income tax rate	19.5%	16.5%
Note: Tables may not foot due to rounding.
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

Brexit
The United Kingdom left the European Union on January 31, 2020, and moved into the 11 month transition period in which the country will remain subject to the European Union's Custom Union and Single Market rules while negotiating a future trade deal. The transition may be extended, if no trade deal or extension is reached by December 31, 2020, the United Kingdom will move to World Trade Organization trade terms with the European Union.

The impact to the financial trends of our European and Consolidated businesses resulting from the future trading relationship between the United Kingdom and the European Union will continue to be monitored and evaluated over the course of 2020. During 2019, we generated approximately 5% of our net sales and hold approximately 3% of consolidated assets in the United Kingdom as of December 28, 2019. As details of the United Kingdom’s withdrawal from the European Union are finalized, we will continue to evaluate the impacts to our business. Brexit may impact our future financial trends in areas such as:

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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  The impacts of the extended customer terms programs and of the monetization programs are included in our calculation of core working capital and are largely offsetting. Core working capital was improved by the extension of supplier payment terms. These programs are all part of our ongoing working capital management.

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
We had negative working capital of $1.3 billion and $1.4 billion as of December 28, 2019 and December 29, 2018, respectively.

In conjunction with the July 28, 2019 closing of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, after-tax proceeds of approximately $1.0 billion were used to redeem outstanding debt, which reduced our leverage and provides additional financial flexibility for future operating and investing needs.
We believe that our operating cash flows, together with our credit facilities and other available debt financing, including commercial paper, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2019	2018
Net cash provided by (used in):
Operating activities	$1,176	$1,536
Investing activities	774	(948)
Financing activities	(1,905)	(566)
Effect of exchange rates on cash and cash equivalents	31	18
Net increase (decrease) in cash and cash equivalents	$76	$40
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.
Our net cash provided by operating activities for 2019 totaled $1,176 million, a decrease of $360 million as compared to 2018. The decrease was due primarily to the current year impact of the divestiture, including related taxes paid and restructuring costs, and the year-over-year impact of accounts receivable partially offset by lower pension contributions.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 5 and negative 6 days for 2019 and 2018, respectively. Core working capital in 2019 averaged 1.7% of net sales compared to 2.4% in 2018.
Our total pension and postretirement benefit plan funding amounted to $28 million and $287 million for the years ended December 28, 2019 and December 29, 2018, respectively. The 2018 contributions included $250 million of pre-tax discretionary contributions to U.S. plans designated for the 2017 tax year.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2020 of approximately $26 million. Actual 2020 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
We measure cash flow as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available over time for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our cash flow metric is reconciled to the most comparable GAAP measure, as follows:

(dollars in millions)	2019	2018
Net cash provided by operating activities	$1,176	$1,536
Additions to properties	(586)	(578)
Cash flow	$590	$958
Investing activities
Our net cash provided by investing activities for 2019 totaled $774 million compared to cash used of $948 million in 2018. The change was due primarily to the divestiture of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion of cash as well as our acquisition of an ownership interest in Tolaram Africa Foods, PTE LTD (TAF) for $381 million during 2018.
Capital spending in 2019 included investments in our supply chain infrastructure, including new plants in emerging markets, network optimization, and packaging flexibility in global manufacturing and distribution.
Cash paid for additions to properties as a percentage of net sales was 4.3% in both 2019 and 2018.

Financing activities
Our net cash used by financing activities was $1,905 million and $566 million for the years ended December 28, 2019 and December 29, 2018, respectively.

Total debt was $7.9 billion and $8.9 billion at year-end 2019 and 2018, respectively.

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
We paid quarterly dividends to shareholders totaling $2.26 per share in 2019. Total cash paid for dividends increased by 2.7% in 2019. On February 21, 2020, the board of directors declared a dividend of $.57 per common share, payable on March 16, 2020 to shareholders of record at the close of business on March 3, 2020.
We entered into an unsecured Five-Year Credit Agreement in January 2018, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in January 2023.

In January 2020, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2020.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 28, 2019, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

During the third quarter of 2019, in connection with the divestiture of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses, the Company withdrew from two multi-employer pension plans and recorded withdrawal liabilities of $132 million.  While this represents our best estimate of the cost of withdrawing from the plans at this time, we have not yet reached agreement on the ultimate amount of the withdrawal liability. Subsequent to the end of the year, the Company and the lenders under the Five-Year and 364-Day Credit agreements entered into a waiver agreement addressing any matters that arose or may arise from these liabilities under the agreements, as long as the aggregate amount of such liabilities does not exceed $250 million.  The Company was in compliance with all financial covenants contained in these agreements at December 28, 2019.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of December 28, 2019.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in January 2021, as well as our Five-Year Credit Agreement, which expires in January 2023. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
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
Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $774 million and $900 million remained outstanding under this arrangement as of December 28, 2019 and December 29, 2018, respectively.

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

Additionally we have agreements with third parties (Accounts Payable Program) to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates at a discounted price to participating financial institutions. Our goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, our right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.

Refer to Note 1 within Notes to Consolidated Financial Statements for further information related to accounts payable.

If financial institutions were to terminate their participation in the Monetization or Accounts Payable Programs, working capital could be negatively impacted.  In addition, a downgrade in our credit rating could result in higher costs to participating Accounts Payable Programs suppliers or our extended payment terms being reversed, the latter of which could negatively impact working capital.  If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off-balance sheet arrangements
At December 28, 2019, we did not have any material off-balance sheet arrangements.

Contractual obligations
The following table summarizes our contractual obligations at December 28, 2019:

Contractual obligations	Payments due by period
(millions)	Total	2020	2021	2022	2023	2024	2025 and beyond
Long-term debt:
Principal	$7,838	620	835	1,039	771	677	3,896
Interest (a)	2,100	250	216	193	172	158	1,111
Finance leases (b)	—	—	—	—	—	—	—
Operating leases (c)	610	129	98	80	67	55	181
Purchase obligations (d)	1,522	1,011	227	101	59	42	82
Uncertain tax positions (e)	19	19	—	—	—	—	—
Other long-term obligations (f)	709	132	77	78	77	75	270
Total	$12,798	$2,161	$1,453	$1,491	$1,146	$1,007	$5,540

(a)
Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 28, 2019.

(b)	The total expected cash payments on our finance leases include interest expense totaling less than $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2019, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)
As of December 28, 2019, our total liability for uncertain tax positions was $90 million, of which $19 million scheduled to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $71 million.

(f)
Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2019 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2024 as follows: 2020-$46; 2021-$39; 2022-$40; 2023-$39; 2024-$48; 2025-$68.

In addition, $80 million of insurance loss reserves and $26 million of tax repatriation payable are expected to be paid over the next four and seven years, respectively, are included in the total above.

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
At December 28, 2019, we have property, plant and equipment of $3.6 billion, net of accumulated depreciation, on our balance sheet.

Goodwill and other intangible assets
We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2019 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples of sales, if applicable, and/or earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.
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

Refer to Note 4, Goodwill and Other Intangibles, and Note 17, Reportable Segments for further details on these changes.

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
At December 28, 2019, goodwill and other intangible assets amounted to $8.4 billion, consisting primarily of goodwill and brands originally associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.1 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of these intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. Through impairment testing performed during the fourth quarter of 2019, no heightened risk of impairment of individual intangible assets or reporting units was identified.
Additionally the Company has goodwill of $606 million and $373 million at December 28, 2019 related to the Multipro and RX reporting units, respectively. The Company performed additional goodwill impairment testing for Multipro using both an EBITDA market multiple and discounted cash flow method. The Company performed additional goodwill impairment testing for RX using both a sales market multiple and discounted cash flow method. Significant assumptions utilized within the Multipro discounted cash flow model include forecasted net sales growth and gross margin. The significant assumption utilized within the RX discounted cash flow model is forecasted net sales growth. The Company determined the fair value of Multipro and RX exceed the carrying value and no heightened risk of impairment exists for the reporting units.
Retirement benefits
Our company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations and asset return performance. A majority of plan assets are invested in a globally diversified portfolio of debt and equity securities with smaller holdings of other investments. We recognize the cost of benefits provided during retirement over the employees’ active working life to determine the obligations and expense related to our retiree benefit plans. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, the mortality table and improvement scale, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom and Canada.
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
To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 72% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and a 2019 weighted-average active management premium of 0.93% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2019 was 7.5% prior to the mid-year remeasurement, and 7.0% after the mid-year remeasurement, based on an updated target portfolio mix with an active management premium of 0.80% (net of fees), equated to approximately the 53rd percentile and 54th percentile expectation of our model, respectively. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 28% of our global benefit plan assets.
Based on consolidated benefit plan assets at December 28, 2019, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2020 benefits expense by approximately $64 million. For the years ended December 28, 2019 and December 29, 2018, our actual return on plan assets exceeded (was less than) the recognized assumed return by $730 million and $(845) million, respectively.
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 5.12%, our initial trend rate for 2020 of 5.25% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 28, 2019, a 100 basis point increase in the assumed health care cost trend rates would increase 2020 benefits expense by approximately $3 million and generate an immediate loss recognition of $7 million. A one percent increase in 2020 health care claims cost over that projected from the assumed trend rate would result in an experience loss of approximately $7 million and would increase 2020 expense by $0.3 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2019 claims experience was approximately $15 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. The expectations of future mortality rates in the new SOA tables were consistent with prior Kellogg mortality assumptions.  In determining the appropriate mortality assumptions as of 2019 fiscal year-end, we adopted the new SOA tables with collar adjustments based on Kellogg’s current population.  In addition, based on mortality information available from the Social Security Administration and other sources, we developed assumptions for future mortality improvement in line with our expectations for future experience. The change to the mortality assumption impacted the year-end pension and postretirement benefit obligations by $77 million and ($13) million, respectively.
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
Based on consolidated obligations at December 28, 2019, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2020 benefits expense by approximately $8 million and would result in an immediate loss recognition of $238 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2019, we recognized a net actuarial loss of approximately $94 million compared to a net actuarial loss of approximately $346 million in 2018. The total net loss recognized in 2019 was driven by a $730 million gain from better than expected asset returns, offset by a loss of approximately $824 million of plan experience and assumption changes, including decreases in the discount rate and the change in mortality assumptions. During 2019, we also recognized curtailment gains of $19 million related to benefit changes and certain events affecting our benefit programs.
During 2019, we made contributions in the amount of $10 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally, we contributed $18 million to our retiree medical programs.
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

FUTURE OUTLOOK
The Company issued its initial financial guidance for 2020. Specifically, the Company is projecting:

Organic net sales to increase by 1-2%.

Currency-neutral adjusted operating profit to decline approximately (4)%, as the absence of the results from the divested businesses more than offsets growth in the base business.

Currency-neutral adjusted earnings per share to decline by approximately (3)-(4)%, as the absence of results from the divested businesses more than offset growth in the base business.

Non-GAAP operating cash flow to improve to $0.9-1.0 billion.

We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments because these impacts are dependent on future changes in market conditions (interest rates, return on assets, and commodity prices). Similarly, because of volatility in foreign exchange rates and shifts in country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

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
See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2020:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		~$60-$70M	~$0.17-$0.20
Income tax impact applicable to adjustments, net**			~$0.04
Currency-neutral adjusted guidance*	(2)%-0%	~(4)%	~(3)%
Absence of results from divested businesses	~4%
53rd week	(1)%-(2)%
Organic guidance	1%-2%
* 2020 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2020 include impacts of mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)
Full Year 2020
Net cash provided by (used in) operating activities	~$1.5-$1.6
Additions to properties	~($0.6)
Cash Flow	~$0.9-$1.0

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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Argentina, can impact our results and financial guidance. Effective July 1, 2018, we have accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeds 100%. Accordingly, our Argentina subsidiary will use the U.S. dollar as its functional currency. Accordingly, changes in the value of the Argentine Peso versus the U.S. dollar applied to our peso-denominated net monetary asset position is recorded in income at the time of the change.  Net monetary assets denominated in Argentine Pesos were not material as of December 28, 2019.

There have also been periods of increased market volatility and currency exchange rate fluctuations specifically within the United Kingdom and Europe, as a result of the UK's exit from the European Union. We expect this uncertainty to continue over 2020 as negotiations evolve regarding the future trading relationship. We recognize that there are still significant uncertainties surrounding the negotiation of a trade deal with the European Union, and we will continue to monitor any changes that may arise and assess their potential impact on our business.

We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2019 was $4.2 billion, representing a settlement receivable of $79 million. The total notional amount of foreign currency derivative instruments at year-end 2018 was $3.1 billion, representing a settlement receivable of $78 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by $245 million, resulting in a net settlement obligation of $166 million at year-end 2019 and the settlement obligation would have increased by $199 million at year-end 2018. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
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
During 2019 and 2018, we entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. Refer to Note 8 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2019 was $1.9 billion, representing a settlement obligation of $6 million. The total notional amount of interest rate swaps at year-end 2018 was $1.6 billion, representing a settlement obligation of $5 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $13 million and $22 million at year-end 2019 and 2018, respectively.

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
The total notional amount of commodity derivative instruments at year-end 2019 was $524 million, representing a settlement receivable of approximately $8 million. The total notional amount of commodity derivative instruments at year-end 2018 was $417 million, representing a settlement obligation of approximately $6 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by $40 million at year-end 2019, and the settlement obligation would have increased by approximately $34 million at year-end 2018, generally offset by a reduction in the cost of the underlying commodity purchases.
In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes.
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. We were not required to post collateral as of December 28, 2019 and collected approximately $19 million of collateral at December 28, 2019 in the form of cash, which was reflected as an increase in other liabilities, net on the Consolidated Balance Sheet. As of December 29, 2018, we were not required to post collateral and collected approximately $20 million of collateral, in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of December 28, 2019 and December 29, 2018, we posted $12 million and $18 million, respectively, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2019	2018	2017
Net sales	$13,578	$13,547	$12,854
Cost of goods sold	9,197	8,821	8,155
Selling, general and administrative expense	2,980	3,020	3,312
Operating profit	$1,401	$1,706	$1,387
Interest expense	284	287	256
Other income (expense), net	$188	$(90)	$526
Income before income taxes	1,305	1,329	1,657
Income taxes	321	181	410
Earnings (loss) from unconsolidated entities	(7)	196	7
Net income	$977	$1,344	$1,254
Net income (loss) attributable to noncontrolling interests	17	8	—
Net income attributable to Kellogg Company	$960	$1,336	$1,254
Per share amounts:
Basic	$2.81	$3.85	$3.61
Diluted	$2.80	$3.83	$3.58
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2019			2018			2017
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$977			$1,344			$1,254
Other comprehensive income:
Foreign currency translation adjustments	$100	$(19)	81	$5	$(53)	(48)	$(34)	$113	79
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	5	(1)	4	3	(1)	2	—	—	—
Reclassification to net income	4	(1)	3	8	(2)	6	9	(3)	6
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(16)	5	(11)	(8)	1	(7)	44	(12)	32
Prior service credit (cost)	3	(1)	2	1	—	1	—	—	—
Reclassification to net income:
Net experience (gain) loss	(5)	1	(4)	(5)	1	(4)	—	—	—
Prior service (credit) cost	(1)	—	(1)	—	—	—	1	—	1
Available-for-sale securities:
Unrealized gain (loss)	4	—	4	—	—	—	—	—	—
Reclassification to net income	(4)	—	(4)	—	—	—	—	—	—
Other comprehensive income (loss)	$90	$(16)	$74	$4	$(54)	$(50)	$20	$98	$118
Comprehensive income			$1,051			$1,294			$1,372
Net income (loss) attributable to noncontrolling interests			17			8			—
Other comprehensive income (loss) attributable to noncontrolling interests			—			(7)			—
Comprehensive income attributable to Kellogg Company			$1,034			$1,293			$1,372
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2019	2018
Current assets
Cash and cash equivalents	$397	$321
Accounts receivable, net	1,576	1,375
Inventories	1,226	1,330
Other current assets	232	131
Total current assets	3,431	3,157
Property, net	3,612	3,731
Operating lease right-of-use assets	541	—
Goodwill	5,861	6,050
Other intangibles, net	2,576	3,361
Investment in unconsolidated entities	404	413
Other assets	1,139	1,068
Total assets	$17,564	$17,780
Current liabilities
Current maturities of long-term debt	$620	$510
Notes payable	107	176
Accounts payable	2,387	2,427
Current operating lease liabilities	114	—
Other current liabilities	1,550	1,416
Total current liabilities	4,778	4,529
Long-term debt	7,195	8,207
Operating lease liabilities	433	—
Deferred income taxes	596	730
Pension liability	705	651
Other liabilities	543	504
Commitments and contingencies
Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 420,829,201 shares in 2019 and 420,666,780 shares in 2018	105	105
Capital in excess of par value	921	895
Retained earnings	7,859	7,652
Treasury stock, at cost 79,286,171 shares in 2019 and 76,801,314 shares in 2018	(4,690)	(4,551)
Accumulated other comprehensive income (loss)	(1,448)	(1,500)
Total Kellogg Company equity	2,747	2,601
Noncontrolling interests	567	558
Total equity	3,314	3,159
Total liabilities and equity	$17,564	$17,780
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 31, 2016	420	$105	$806	$6,552	69	$(3,997)	$(1,575)	$1,891	$16	$1,907
Common stock repurchases					7	(516)		(516)		(516)
Net income (loss)				1,254				1,254	—	1,254
Dividends declared ($2.12 per share)				(736)				(736)		(736)
Other comprehensive income (loss)							118	118	—	118
Stock compensation			66					66		66
Stock options exercised and other	1		6	(1)	(1)	96		101		101
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					5	(320)		(320)		(320)
Net income (loss)				1,336				1,336	8	1,344
Acquisition of noncontrolling interest								—	552	552
Dividends declared ($2.20 per share)				(762)				(762)		(762)
Distributions to noncontrolling interest								—	(11)	(11)
Other comprehensive income (loss)							(43)	(43)	(7)	(50)
Stock compensation			59					59		59
Stock options exercised and other	—		(42)	9	(3)	186		153		153
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income (loss)				960				960	17	977
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($2.26 per share)				(769)				(769)	—	(769)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income (loss)							74	74	—	74
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			56					56		56
Stock options exercised and other	—		(30)	(6)	(2)	81		45		45
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2019	2018	2017
Operating activities
Net income	$977	$1,344	$1,254
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	484	516	481
Postretirement benefit plan expense (benefit)	(89)	170	(427)
Deferred income taxes	47	46	(58)
Stock compensation	56	59	66
Multi-employer pension plan exit liability	132	7	26
Gain from unconsolidated entities, net	—	(200)	—
Noncurrent income taxes payable	(35)	(23)	144
Other	(1)	(47)	1
Tax payment related to divestitures	(255)	—	—
Postretirement benefit plan contributions	(28)	(287)	(44)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(145)	76	(1,300)
Inventories	2	(86)	80
Accounts payable	(9)	115	193
All other current assets and liabilities	40	(154)	(13)
Net cash provided by (used in) operating activities	$1,176	$1,536	$403
Investing activities
Additions to properties	$(586)	$(578)	$(501)
Collections of deferred purchase price on securitized trade receivables	—	—	1,243
Acquisitions, net of cash acquired	(8)	(28)	(592)
Divestiture	1,332	—	—
Investments in unconsolidated entities	—	(389)	—
Acquisition of cost method investments	(1)	(8)	(7)
Purchases of available for sale securities	(18)	—	—
Sales of available for sale securities	83	—	—
Other	(28)	55	6
Net cash provided by (used in) investing activities	$774	$(948)	$149
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(18)	(264)	153
Issuances of notes payable, with maturities greater than 90 days	62	62	17
Reductions of notes payable, with maturities greater than 90 days	(69)	(23)	(238)
Issuances of long-term debt	80	993	1,251
Reductions of long-term debt	(1,009)	(408)	(632)
Debt redemption costs	(17)	—	—
Net issuances of common stock	64	167	97
Common stock repurchases	(220)	(320)	(516)
Cash dividends	(769)	(762)	(736)
Other	(9)	(11)	—
Net cash provided by (used in) financing activities	$(1,905)	$(566)	$(604)
Effect of exchange rate changes on cash and cash equivalents	31	18	53
Increase (decrease) in cash and cash equivalents	$76	$40	$1
Cash and cash equivalents at beginning of period	321	281	280
Cash and cash equivalents at end of period	$397	$321	$281

Supplemental cash flow disclosures:
Interest paid	$284	$280	$258
Income taxes paid	$537	$188	$352

Supplemental cash flow disclosures of non-cash investing activities:
Beneficial interests obtained in exchange for securitized trade receivables	$—	$—	$1,222
Additions to properties included in accounts payable	$128	$162	$151
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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2019, 2018 and 2017 fiscal years each contained 52 weeks and ended on December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. For the years ended 2019 and 2018 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 2 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no assets held for sale at the year-end 2019 or 2018.

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
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 28, 2019, $812 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $605 million of those payment obligations to participating financial institutions. As of December 29, 2018, $893 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $701 million of those payment obligations to participating financial institutions.
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

The Company does not adjust the promised amount of consideration for the effects of significant financing components as the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

The Company accounts for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

The Company excludes from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.

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

The Company's promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period.
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

Leases. In February 2016, the FASB issued an ASU which requires the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases remains, with similar classification criteria as current GAAP to distinguish between capital and operating leases.  The principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases are recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to previous GAAP.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.
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
The adoption of the ASU resulted in the recording of operating lease assets and operating lease liabilities of approximately $453 million to $461 million respectively, as of December 30, 2018. The difference between the additional lease assets and lease liabilities, represents existing deferred rent and prepaid lease balances that were reclassified on the balance sheet. The adoption of the ASU did not have a material impact to the Company’s Consolidated Statements of Income or Cash Flows.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 28, 2019 and December 29, 2018 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $774 million and $900 million remained outstanding under these arrangements as of December 28, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $25 million, $26 million and $11 million for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively. The recorded loss is included in Other income and expense.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $89 million and $93 million remained outstanding under these programs as of December 28, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

NOTE 3
DIVESTITURES, WEST AFRICA INVESTMENTS AND ACQUISITIONS

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the year ended December 28, 2019, recorded in Other income and (expense), after including related costs to sell of $14 million. Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale.

Proceeds from the divestiture were used primarily to redeem $1.0 billion of debt during the third quarter. Additionally, the Company paid approximately $255 million of cash taxes on the divestiture in the fourth quarter of 2019.

In connection with the sale, the Company entered into a transition services agreement (TSA) with Ferrero, under which the Company will provide certain services to Ferrero to help facilitate an orderly transition of the businesses following the sale. In return for these services, Ferrero is required to pay certain agreed upon fees that are designed to reimburse the Company for certain costs incurred by the Company in providing such services, plus specified immaterial margins. The TSA provides for a term of services starting at the sale completion date and continuing for a period of up to 18 months.

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

The assets and liabilities are included in the Consolidated Balance Sheet as of December 29, 2018 within the Kellogg AMEA reporting segment. The fair value of the acquired assets, assumed liabilities, and noncontrolling interest include the following:

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

For the post-acquisition period ended December 29, 2018, the acquisition added net sales of $536 million and net earnings of $8 million, including transaction fees and integration costs. The Company's consolidated unaudited pro forma historical net sales and net income, as if Multipro had been acquired at the beginning of 2017, exclusive of the non-cash $245 million gain on the disposition of the equity interest recognized in the second quarter of 2018, are estimated as follows:

	Year ended
(millions)	December 29, 2018	December 30, 2017
Net sales	$13,829	$13,511
Net Income attributable to Kellogg Company	$1,336	$1,255

Investment in TAF
The investment in TAF, our interest in an affiliated food manufacturer, is accounted for under the equity method of accounting with the Company’s share of equity income or loss being recognized within Earnings (loss) from unconsolidated entities. During 2018, when the call option was exercised for TAF, the $458 million aggregate of the consideration paid upon exercise and the historical cost value of the Purchase Option was compared to the estimated fair value of the Company’s ownership percentage of TAF and the Company recognized a one-time, non-cash loss of $45 million within Earnings (loss) from unconsolidated entities, which represents an other than temporary excess of cost over fair value of the investment. The difference between the carrying amount of TAF and the underlying equity in net assets is primarily attributable to brand and customer list intangible assets, a portion of which is being amortized over future periods, and goodwill.

TAF and certain other unconsolidated entities of the Company are suppliers of Multipro. The related trade payables are generally settled on a monthly basis. TAF’s net sales, totaling $581 million for the year ended December 28, 2019 and $350 million for the seven months ended December 29, 2018, consist primarily of inventory purchases by Multipro.

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

For the post-acquisition period ended December 30, 2017, the acquisition added $27 million in net sales and less than $1 million of operating profit in the Company's North America reporting segment. The pro forma effects of this acquisition were not material.

The assets and liabilities are included in the Consolidated Balance Sheet as of December 28, 2019 within the North America reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	October 27, 2017
Current assets	$42
Goodwill	373
Intangible assets, primarily indefinite-lived brands	203
Current liabilities	(23)
$595

The amounts in the above table represent the final allocation of purchase price as of December 29, 2018, which resulted in a $2 million increase in amortizable intangible assets with a corresponding reduction of goodwill during 2018.
NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 30, 2017	$4,617	$368	$244	$275	$5,504
Additions	—	—	—	616	616
Purchase price allocation adjustment	(2)	—	—	—	(2)
Purchase price adjustment	—	—	—	—	—
Currency translation adjustment	(4)	(22)	(26)	(16)	(68)
December 29, 2018	$4,611	$346	$218	$875	$6,050
Divestiture	(191)	—	—	—	(191)
Currency translation adjustment	2	1	(5)	4	2
December 28, 2019	$4,422	$347	$213	$879	$5,861

Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 30, 2017	$72	$45	$74	$10	$201
Additions	—	—	—	425	425
Purchase price allocation adjustment	2	—	—	—	2
Currency translation adjustment	—	(2)	(11)	(7)	(20)
December 29, 2018	$74	$43	$63	$428	$608
Additions	2	—	—	—	2
Divestiture	(12)	—	—	—	(12)
Currency translation adjustment	—	(2)	(3)	1	(4)
December 28, 2019	$64	$41	$60	$429	$594

Accumulated Amortization
December 30, 2017	$35	$18	$10	$4	$67
Amortization	4	3	4	12	23
Currency translation adjustment	—	(1)	(2)	—	(3)
December 29, 2018	$39	$20	$12	$16	$87
Amortization (a)	4	2	3	18	27
Divestiture	(12)	—	—	—	(12)
Currency translation adjustment	—	(1)	—	—	(1)
December 28, 2019	$31	$21	$15	$34	$101

Intangible assets subject to amortization, net
December 30, 2017	$37	$27	$64	$6	$134
Additions	—	—	—	425	425
Amortization	(4)	(3)	(4)	(12)	(23)
Purchase price allocation adjustment	2	—	—	—	2
Currency translation adjustment	—	(1)	(9)	(7)	(17)
December 29, 2018	$35	$23	$51	$412	$521
Additions	2	—	—	—	2
Amortization	(4)	(2)	(3)	(18)	(27)
Divestiture	—	—	—	—	—
Currency translation adjustment	—	(1)	(3)	1	(3)
December 28, 2019	$33	$20	$45	$395	$493

(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $28 million per year through 2024.

Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 30, 2017	$1,985	$420	$86	$14	$2,505
Additions	—	—	—	373	373
Purchase price allocation adjustment	—	—	—	—	—
Currency translation adjustment	—	(19)	(13)	(6)	(38)
December 29, 2018	$1,985	$401	$73	$381	$2,840
Additions	18	—	—	—	18
Divestiture	(765)	—	—	—	(765)
Currency translation adjustment	—	(9)	(3)	2	(10)
December 28, 2019	$1,238	$392	$70	$383	$2,083

Annual Impairment Testing
On December 30, 2018 the Company reorganized our North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, the Company changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, the Company reevaluated its operating segments and reporting units.

In addition, we transferred the management of our Middle East, North Africa, and Turkey businesses from Europe to AMEA, effective December 30, 2018.

Refer to Note 17 Reportable Segments for further details on these changes. As a result of these changes in operating segments and related reporting units, the Company re-allocated goodwill between reporting units where necessary and compared the carrying value to the fair value of each impacted reporting unit on a before and after basis. This evaluation was only required to be performed on reporting units impacted by the changes noted above.

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

Approximately $46 million of goodwill was re-allocated between the impacted reporting units within Europe and AMEA related to the transfer of businesses between these operating segments. The Company performed a goodwill evaluation of the impacted reporting units on a before and after basis and concluded that the fair value of the impacted reporting units exceeded their carrying values.

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

At December 28, 2019, goodwill and other intangible assets amounted to $8.4 billion, consisting primarily of goodwill and brands originally associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.1 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of these intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. Through impairment testing performed during the fourth quarter of 2019, no heightened risk of impairment of individual intangible assets or reporting units was identified.
Additionally, the Company has goodwill of $606 million and $373 million at December 28, 2019 related to the Multipro and RX reporting units, respectively. The Company performed goodwill impairment testing for Multipro using both an EBITDA market multiple and discounted cash flow (DCF) method. The Company performed goodwill impairment testing for RX using both a sales market multiple and discounted cash flow method. Significant assumptions utilized within the Multipro DCF model include forecasted net sales growth and gross margin. The significant assumption utilized within the RX DCF model is forecasted net sales growth. The Company determined the fair value of Multipro and RX exceed the carrying value and no heightened risk of impairment exists for the reporting units.

NOTE 5
RESTRUCTURING PROGRAMS
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

Project K
As of the end of 2019, the Company has completed implementation of all Project K initiatives. Total project charges, after-tax cash costs and annual savings delivered by Project K were in line with expectations.
Since inception, Project K has reduced the Company’s cost structure, and provided enduring benefits, including an optimized supply chain infrastructure, an efficient global business services model, a global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models. These benefits have strengthen existing businesses in core markets, increased growth in developing and emerging markets, and driven an increased level of value-added innovation.
The total program resulted in pre-tax charges, of approximately $1.6 billion, with after-tax cash costs, including incremental capital expenditures, of approximately $1.2 billion. Total project charges consist of asset-related costs of approximately $500 million which consists primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $400 million which includes severance, pension and other termination benefits; and other costs of approximately $700 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.
Total pre-tax charges related to Project K impacted reportable segments as follows: North America (approximately 65%), Europe (approximately 21%), Latin America (approximately 4%), AMEA (approximately 6%), and Corporate (approximately 4%).
Since the inception of Project K, the Company recognized charges of $1,574 million that have been attributed to the program. The charges were comprised of $6 million being recorded as a reduction of revenue, $928 million being recorded in COGS, $807 million recorded in SGA and $(167) million recorded in OIE.
Other programs
During 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall project is expected to be substantially completed by the end of fiscal year 2020.

The project is expected to result in cumulative pretax net charges of approximately $40 million, including certain non-cash credits. Cash costs are expected to be approximately $50 million. The total expected charges will include severance and other termination benefits and charges related to relocation, third party legal and consulting fees, and contract termination costs.

The Company recorded total net charges of $38 million related to this initiative during 2019, with $43 million recorded in SG&A expense and $(5) million recorded in OIE.

Also during 2019, the Company announced a reorganization plan which primarily impacts the North America reportable segment. The reorganization plan is designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The overall project is expected to be substantially completed by the end of fiscal year 2020.

The overall project is expected to result in cumulative pretax charges of approximately $30 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees.

The Company recorded total charges of $21 million related to this initiative during 2019. These charges were recorded in SG&A expense.
Total programs
During 2019, the Company recorded $113 million of charges associated with all restructuring programs. The charges were comprised of $35 million expense being recorded in Cost of Goods Sold (COGS), a $83 million expense recorded in Selling, General, Administrative (SG&A), and $(5) million recorded in Other (Income) Expense, net (OIE).

The Company recorded $143 million of costs in 2018 associated with all restructuring programs. The charges were comprised of $99 million being recorded in COGS, $74 million recorded SG&A and $(30) million recorded in OIE.

The Company recorded $263 million of costs in 2017 associated with all restructuring programs. The charges were comprised of $115 million expense being recorded in COGS, a $296 million expense recorded in SGA expense, and a $(148) million gain recorded in OIE.

The tables below provide the details for the charges incurred during 2019, 2018 and 2017 and program costs to date for all programs currently active as of December 28, 2019.

				Program costs to date
(millions)	2019	2018	2017	December 28, 2019
Employee related costs	$49	$63	$177	$646
Pension curtailment (gain) loss, net	(5)	(30)	(148)	(172)
Asset related costs	21	16	77	306
Asset impairment	—	14	—	169
Other costs	48	80	157	684
Total	$113	$143	$263	$1,633

				Program costs to date
(millions)	2019	2018	2017	December 28, 2019
North America	$50	$107	$345	$1,072
Europe	47	3	40	380
Latin America	15	15	9	57
AMEA	3	11	11	101
Corporate	(2)	7	(142)	23
Total	$113	$143	$263	$1,633

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

At December 28, 2019 total project reserves were $62 million, related to severance payments and other costs of which a substantial portion will be paid in 2020. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Curtailment Gain Loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2017	$97	$—	$—	$—	$63	$160
2018 restructuring charges	63	(30)	14	16	80	143
Cash payments	(67)	—	—	(9)	(133)	(209)
Non-cash charges and other	—	30	(14)	(6)	—	10
Liability as of December 29, 2018	$93	$—	$—	$1	$10	$104
2019 restructuring charges	49	(5)	—	21	48	113
Cash payments	(81)	—	—	(10)	(57)	(148)
Non-cash charges and other	—	5	—	(12)	—	(7)
Liability as of December 28, 2019	$61	$—	$—	$—	$1	$62

NOTE 6
EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2019-14.0; 2018-6.5; 2017-4.9.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 9. The number of shares issued and outstanding during the periods presented was (shares in millions): 2019–15; 2018–8; 2017–7. The Company issued shares totaling less than one million in each of the years presented under Kellogg Direct™, a direct stock purchase and dividend reinvestment plan for U.S. shareholders.
In December 2017, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock beginning in 2018 through December 2019. In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022.
During 2019, the Company repurchased 4 million shares of common stock for a total of $220 million . During 2018, the Company repurchased 5 million shares of common stock for a total of $320 million. During 2017, the Company repurchased 7 million shares of common stock at a total cost of $516 million.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience gains (losses) and prior service credit (cost) related to employee benefit plans. During the years ended December 28, 2019 and December 30, 2017, the Company modified assumptions for a U.S. postemployment benefit plan. As a result, a net experience gain (loss) was recognized in other comprehensive income with an offsetting reduction in the accumulated postemployment benefit obligation. See Note 10 and Note 11 for further details.

	2019			2018			2017
	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
Net income			$977			$1,344			$1,254
Other comprehensive income:
Foreign currency translation adjustments	$100	$(19)	81	$5	$(53)	$(48)	$(34)	113	79
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	5	(1)	4	3	(1)	2	—	—	—
Reclassification to net income	4	(1)	3	8	(2)	6	9	(3)	6
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(16)	5	(11)	(8)	1	(7)	44	(12)	32
Prior service credit (cost)	3	(1)	2	1	—	1	—	—	—
Reclassification to net income:
Net experience (gain) loss	(5)	1	(4)	(5)	1	(4)	—	—	—
Prior service (credit) cost	(1)	—	(1)	—	—	—	1	—	1
Available-for-sale securities:
Unrealized gain (loss)	4	—	4	—	—	—	—	—	—
Reclassification to net income	(4)	—	(4)	—	—	—	—	—	—
Other comprehensive income (loss)	$90	$(16)	$74	$4	$(54)	$(50)	$20	$98	$118
Comprehensive income			$1,051			$1,294			$1,372
Net income (loss) attributable to noncontrolling interests			17			8			—
Other comprehensive income (loss) attributable to noncontrolling interests			—			(7)			—
Comprehensive income attributable to Kellogg Company			$1,034			$1,293			$1,372

Reclassifications from Accumulated Other Comprehensive Income (AOCI) for the year ended December 28, 2019 and December 29, 2018, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2019	2018	2017
(Gains) and losses on cash flow hedges:
Foreign currency exchange contracts	$—	$—	$(1)	COGS
Interest rate contracts	4	8	10	Interest expense
	$4	$8	$9	Total before tax
	(1)	(2)	(3)	Tax expense (benefit)
	$3	$6	$6	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gains)	$(5)	$(5)	$—	OIE
Prior service (credit) cost	(1)	—	1	OIE
	$(6)	$(5)	$1	Total before tax
	1	1	—	Tax expense (benefit)
	$(5)	$(4)	$1	Net of tax
(Gains) losses on available-for-sale securities
Corporate bonds	$(4)	$—	$—	OIE
	$(4)	$—	$—	Total before tax
	—	—	—	Tax expense (benefit)
	$(4)	$—	$—	Net of tax
Total reclassifications	$(6)	$2	$7	Net of tax

Accumulated other comprehensive income (loss) as of December 28, 2019 and December 29, 2018 consisted of the following:

(millions)	December 28, 2019	December 29, 2018
Foreign currency translation adjustments	$(1,399)	$(1,467)
Cash flow hedges — unrealized net gain (loss)	(60)	(53)
Postretirement and postemployment benefits:
Net experience gain (loss)	7	23
Prior service credit (cost)	4	(3)
Total accumulated other comprehensive income (loss)	$(1,448)	$(1,500)

NOTE 7
LEASES AND OTHER COMMITMENTS

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

The leases have remaining terms which range from less than 1 year to 12 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the lease that are reasonably certain of being executed.
The Company combines lease and non-lease components together in determining the minimum lease payments for the majority of leases. The Company has elected to not combine lease and non-lease components for assets controlled indirectly through third party service-related agreements that include significant production related costs. The Company has closely analyzed these agreements to ensure any embedded costs related to the securing of the leased asset is properly segregated and accounted for in measuring the lease assets and liabilities.

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

The Company recorded operating lease costs of $133 million for the year ended December 28, 2019. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Year ended December 28, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134
Right-of-use assets obtained in exchange for new operating lease liabilities	$164

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	2.9%

At December 28, 2019, future maturities of operating leases were as follows:

(millions)	Operating leases
2020	$129
2021	98
2022	80
2023	67
2024	55
2025 and beyond	181
Total minimum payments	$610
Less interest	(63)
Present value of lease liabilities	$547

Operating lease payments presented in the table above exclude $18 million of minimum lease payments for real-estate leases signed but not yet commenced. The leases are expected to commence in 2020.

Under the previous lease standard (Topic 840), at December 29, 2018, future minimum annual lease commitments under non-cancelable operating leases were as follows:

(millions)	Operating leases
2019	$121
2020	97
2021	73
2022	57
2023	48
2024 and beyond	129
Total minimum payments	$525

Rent expense on operating leases for the year ended December 29, 2018 and December 30, 2017 were $133 million and $195 million respectively.

At December 29, 2018, future minimum annual lease commitments under non-cancelable finance leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 28, 2019, the Company had not recorded any liability related to these indemnifications.
NOTE 8
DEBT
The following table presents the components of notes payable at year end December 28, 2019 and December 29, 2018:

(millions)	2019		2018
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$3	1.78%	$15	2.75%
Europe commercial paper	—	—	—	—
Bank borrowings	104		161
Total	$107		$176

The following table presents the components of long-term debt at year end December 28, 2019 and December 29, 2018:

(millions)	2019	2018
(a) 4.50% U.S. Dollar Notes due 2046	$638	$638
(b) 7.45% U.S. Dollar Debentures due 2031	621	621
(c) 4.30% U.S. Dollar Notes due 2028	595	595
(d) 3.40% U.S. Dollar Notes due 2027	596	595
(e) 3.25% U.S. Dollar Notes due 2026	741	731
(f) 1.25% Euro Notes due 2025	689	693
(g) 1.00% Euro Notes due 2024	692	697
(h) 2.65% U.S. Dollar Notes due 2023	539	585
(i) 2.75% U.S. Dollar Notes due 2023	201	198
(j) 3.125% U.S. Dollar Notes due 2022	353	351
(k) 0.80% Euro Notes due 2022	669	684
(l) 1.75% Euro Notes due 2021	558	570
(m) 3.25% U.S. Dollar Notes due 2021	198	399
(n) 4.0% U.S. Dollar Notes due 2020	601	848
(o) 4.15% U.S. Dollar Notes due 2019	—	503
Other	124	9
	7,815	8,717
Less current maturities	(620)	(510)
Balance at year end	$7,195	$8,207

(a)
In March 2016, the Company issued $650 million of thirty-year 4.50% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 4.59% at December 28, 2019.

(b)
In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $625 million of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.56% at December 28, 2019. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

(c)
In May 2018, the Company issued $600 million of ten-year 4.30% Senior Notes due 2028, using the net proceeds for general corporate purposes, which included repayment of the Company's $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and Multipro. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 4.34% at December 28, 2019.

(d)
In November 2017, the Company issued $600 million of ten-year 3.40% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of Chicago Bar Company LLC, the maker of RXBAR. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 3.49% at December 28, 2019.

(e)
In March 2016, the Company issued $750 million of ten-year 3.25% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 4.11% at December 28, 2019. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In October 2018, the Company entered into interest rate swaps with notional amounts totaling $450 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized loss of $6 million at December 28, 2019 will be amortized to interest expense over the remaining term of the Notes.

(f)
In March 2015, the Company issued €600 million (approximately $671 million at December 28, 2019, which reflects the discount, fees and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 1.58% at December 28, 2019. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. In May 2017, the Company entered into interest rate swaps with notional amounts totaling €600 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized gain of $20 million at December 28, 2019 will be amortized to interest expense over the remaining term of the Notes.

(g)
In May 2016, the Company issued €600 million (approximately $671 million USD at December 28, 2019, which reflects the discount, fees and translation adjustments) of eight-year 1.00% Euro Notes due 2024. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, seven-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 0.21% at December 28, 2019. In November 2016, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In October 2018, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. The Company subsequently terminated these swaps. In May of 2019, the Company entered into interest rate swaps with notional amounts totaling €600 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $3 million at December 28, 2019, recorded as an increase in the hedged debt balance.

(h)
In November 2016, the Company issued $600 million of seven-year 2.65% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of the Company's 1.875% U.S. Dollar Notes due 2016 at maturity and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.39% at December 28, 2019. In 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized loss of $9 million at December 28, 2019 will be amortized to interest expense over the remaining term of the Notes. In 2019, the Company redeemed $50 million of the Notes. In connection with the debt redemption, the Company incurred $2 million of interest expense, consisting primarily of a premium on the tender offer.

(i)
In February 2013, the Company issued $400 million ($189 million previously redeemed) of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount hedge settlement and interest rate swaps, was 4.11%. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $211 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized loss of $9 million at December 28, 2019 will be amortized to interest expense over the remaining term of the Notes.

(j)
In May 2012, the Company issued $700 million ($342 million previously redeemed) of ten-year 3.125% U.S. Dollar Notes, using the net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 3.74% at December 28, 2019. During 2016 and 2018, the Company entered into interest rate swaps which effectively converted all or a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting $4 million loss at December 28, 2019 will be amortized to interest expense over the remaining term of the Notes.

(k)
In May 2017, the Company issued €600 million (approximately $671 million USD at December 28, 2019, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes due 2022, using the proceeds from these Notes for general corporate purposes, including, repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 0.87%. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

(l)
In May 2014, the Company issued €500 million (approximately $559 million at December 28, 2019, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.37% at December 28, 2019. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(m)
In May 2018, the Company issued $400 million of three-year 3.25% Senior Notes due 2021, using the net proceeds for general corporate purposes, which included repayment of the Company's $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and Multipro. The effective interest rate on the Notes, reflecting issuance discount, was 3.39% as December 28, 2019. In 2019, the Company redeemed $202 million of the Notes. In connection with the dept redemption, the Company incurred $6 million of interest expense, consisting primarily of a premium on the tender offer.

(n)
In December 2010, the Company issued $1.0 billion ($150 million previously redeemed) of ten-year 4.0% fixed rate U.S. Dollar Notes, using the net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 3.37% at December 28, 2019. During 2016, the Company entered into interest rate swaps, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps and the resulting gain on termination at December 28, 2019 will be amortized to interest expense over the remaining term of the Notes. In 2019, the Company redeemed $248 million of the Notes. In connection with the debt redemption, the Company incurred $6 million of interest expense, consisting primarily of a premium on the tender offer, which was partially offset by accelerated gains on pre-issuance interest rate hedges.

(o)
In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. In 2012 and 2015, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2019, the Company redeemed $191 million of the Notes. In connection with the August 2019 debt redemption, the Company incurred $1 million of interest expense, consisting primarily of a premium on the tender offer. In September of 2019, the Company redeemed the remaining $309 million of the Notes. In connection with the September 2019 debt redemption, the company incurred $1 million of interest expense, consisting primarily of a premium on the tender offer.

In August 2019, the Company redeemed $191 million of its 4.15% U.S. Dollar Notes due November 2019, $248 million of its 4.00% U.S. Dollar Notes due 2020, $202 million of its 3.25% U.S. Dollar Notes due 2021, and $50 million of its 2.65% U.S. Dollar Notes due 2023. In connection with the debt redemption, the Company incurred $15 million of interest expense, consisting primarily of a premium on the tender offer, acceleration of unamortized debt discount on the redeemed debt, and fees related to the tender offer, partially offset by accelerated gains on pre-issuance interest rate hedges.

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

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends by the Company. The Company was in compliance with all these covenants as of December 28, 2019.

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There were no commercial paper notes outstanding under this program as of December 28, 2019 and December 29, 2018.

At December 28, 2019, the Company had $3.0 billion of short-term lines of credit and letters of credit, of which $2.9 billion were unused and available for borrowing primarily on an unsecured basis. These lines were comprised principally of the January 2018 unsecured $1.5 billion Five-Year Credit Agreement, which expires in 2023, and an unsecured $1.0 billion 364-Day Credit Agreement.
The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $1.5 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and to obtain European swingline loans in an aggregate principal amount up to the equivalent of $300 million.

In January 2020, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2020.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 28, 2019, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

During the third quarter of 2019, in connection with the divestiture of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses, the Company withdrew from two multi-employer pension plans and recorded withdrawal liabilities of $132 million.  While this represents our best estimate of the cost of withdrawing from the plans at this time, we have not yet reached agreement on the ultimate amount of the withdrawal liability. Subsequent to the end of the year, the Company and the lenders under the Five-Year and 364-Day Credit agreements entered into a waiver agreement addressing any matters that arose or may arise from these liabilities under the agreements, as long as the aggregate amount of such liabilities does not exceed $250 million.  The Company was in compliance with all financial covenants contained in these agreements at December 28, 2019.

Scheduled principal repayments on long-term debt are (in millions): 2020–$620; 2021–$835; 2022–$1,039; 2023–$771; 2024–$677; 2025 and beyond–$3,896.

Financial institutions have issued standby letters of credit conditionally guaranteeing obligations on behalf of the Company totaling $87 million, including $52 million secured and $35 million unsecured, as of December 28, 2019. These obligations are related primarily to insurance programs. There were no amounts drawn down on the letters of credit as of December 28, 2019.

The Company has issued guarantees for a certain portion of debt of unconsolidated affiliates. These arrangements include cross guarantees back from the other shareholder in proportion to their ownership of the unconsolidated affiliates. These guarantees are not material to the Company.
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

The 2017 Long-Term Incentive Plan (2017 Plan), approved by shareholders in 2017, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2017 Plan, which replaced the 2013 Long-Term Incentive Plan (2013 Plan), authorizes the issuance of a total of (a) 16 million shares; plus (b) the total number of shares remaining available for future grants under the 2013 Plan. The total number of shares remaining available for issuance under the 2017 Plan will be reduced by two shares for each share issued pursuant to an award under the 2017 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. At December 29, 2018, there were 17 million remaining authorized, but unissued, shares under the 2017 Plan.
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2019	2018	2017
Pre-tax compensation expense	$61	$64	$71
Related income tax benefit	$16	$16	$26

As of December 28, 2019, total stock-based compensation cost related to non-vested awards not yet recognized was $87 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax windfall (shortfall) realized upon exercise or vesting of stock-based awards generally represent the difference between the grant date fair value of an award and the taxable compensation of an award.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2019	2018	2017
Total cash received from option exercises and similar instruments	$64	$167	$97
Tax windfall (shortfall) classified as cash flow from operating activities	$(2)	$11	$4

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

Stock option valuation model assumptions for grants within the year ended:	2019	2018	2017
Weighted-average expected volatility	18.00%	18.00%	18.00%
Weighted-average expected term (years)	6.60	6.60	6.60
Weighted-average risk-free interest rate	2.59%	2.82%	2.26%
Dividend yield	3.90%	3.00%	2.80%
Weighted-average fair value of options granted	$6.78	$10.00	$10.14

A summary of option activity for the year ended December 28, 2019 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	14	$66
Granted	3	57
Exercised	(1)	56
Forfeitures and expirations	(2)	67
Outstanding, end of year	14	$65	4.9	$55
Exercisable, end of year	10	$65	6.1	$86
Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2018	2017
Outstanding, beginning of year	14	15
Granted	3	2
Exercised	(2)	(2)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	14	14
Exercisable, end of year	10	10
Weighted-average exercise price:
Outstanding, beginning of year	$64	$62
Granted	70	73
Exercised	58	57
Forfeitures and expirations	71	70
Outstanding, end of year	$66	$64
Exercisable, end of year	$63	$60

The total intrinsic value of options exercised during the periods presented was (in millions): 2019–$7; 2018–$33; 2017–$22.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2017 and 2013 Plans.
In the first quarter of 2019, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three year currency-neutral net sales growth and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies. Dividend equivalents accrue and vest in accordance with the underlying award.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of currency-

neutral comparable operating margin expansion. Compensation cost related to currency-neutral net sales growth performance is revised for changes in the expected outcome. The 2019 target grant currently corresponds to approximately 223,000 shares, with a grant-date fair value of $59 per share.
In 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral comparable operating margin expansion and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies. The 2018 target grant currently corresponds to approximately 143,000 shares, with a grant-date fair value of $88 per share.
In 2017, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency neutral adjusted operating profit growth and TSR of the Company's common stock relative to a select group of peer companies. The 2017 target grant currently corresponds to approximately 100,000 shares, with a grant-date fair value of $50 per share.
Based on the market price of the Company’s common stock at year-end 2019, the maximum future value that could be awarded on the vesting date was (in millions): 2019 award–$31; 2018 award– $20; and 2017 award–$13. The 2016 performance share award, payable in stock, was settled at 88% of target in February 2019 for a total dollar equivalent of $7 million.
The Company also grants restricted stock units to eligible employees under the 2017 Plan, typically with three year cliff vesting earning dividend equivalent units for awards granted beginning in 2019. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock unit activity for the year ended December 28, 2019, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	1,708	$65
Granted	287	55
Vested	(469)	68
Forfeited	(340)	62
Non-vested, end of year	1,186	$61
Additionally, restricted stock unit activity for 2018 and 2017 is presented in the following table:

Employee restricted stock and restricted stock units	2018	2017
Shares (in thousands):
Non-vested, beginning of year	1,673	1,166
Granted	772	776
Vested	(507)	(109)
Forfeited	(230)	(160)
Non-vested, end of year	1,708	1,673
Weighted-average exercise price:
Non-vested, beginning of year	$65	$63
Granted	63	65
Vested	59	58
Forfeited	64	65
Non-vested, end of year	$65	$65

The total fair value of restricted stock units vesting in the periods presented was (in millions): 2019–$27; 2018–$35; 2017–$5.

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

In September 2019, the Company provided a voluntary one-time lump-sum cash settlement offer to certain eligible terminated vested participants in our U.S. pension plans in order to reduce pension obligations and administrative costs. In December 2019, approximately $174 million was distributed from pension plan assets in connection with this offer.

In conjunction with the completion of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses on July 28, 2019, the Company recognized a curtailment gain in its U.S. pension plans of $11 million.

In September 2018, the Company recognized a curtailment gain of $30 million as certain European pension plans were frozen as of December 29, 2018 in conjunction with Project K restructuring.

In September 2017, the Company amended certain defined benefit pension plans in the U.S. and Canada for salaried employees. As of December 31, 2018, the amendment froze compensation and service periods used to calculate pension benefits for active salaried employees who participate in the affected pension plans. During the third quarter of 2017, the Company recognized related pension curtailment gains totaling $136 million included within Project K restructuring activity.

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

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2019	2018
Change in projected benefit obligation
Beginning of year	$5,117	$5,648
Service cost	36	87
Interest cost	172	165
Plan participants’ contributions	1	1
Amendments	3	6
Actuarial (gain)loss	766	(384)
Benefits paid	(458)	(280)
Curtailment and special termination benefits	(13)	(36)
Other	—	1
Foreign currency adjustments	30	(91)
End of year	$5,654	$5,117
Change in plan assets
Fair value beginning of year	$4,677	$5,043
Actual return on plan assets	874	(299)
Employer contributions	10	270
Plan participants’ contributions	1	1
Benefits paid	(426)	(236)
Other	—	(1)
Foreign currency adjustments	34	(101)
Fair value end of year	$5,170	$4,677
Funded status	$(484)	$(440)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$241	$228
Other current liabilities	(20)	(17)
Other liabilities	(705)	(651)
Net amount recognized	$(484)	$(440)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$37	$41
Net amount recognized	$37	$41

The accumulated benefit obligation for all defined benefit pension plans was $5.6 billion and $5.0 billion at December 28, 2019 and December 29, 2018, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2019	2018
Projected benefit obligation	$4,061	$3,725
Accumulated benefit obligation	$4,033	$3,689
Fair value of plan assets	$3,362	$3,081

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

(millions)	2019	2018	2017
Service cost	$36	$87	$96
Interest cost	172	165	164
Expected return on plan assets	(340)	(361)	(371)
Amortization of unrecognized prior service cost	7	8	9
Recognized net (gain) loss	235	269	(36)
Net periodic benefit cost	110	168	(138)
Curtailment and special termination benefits	(13)	(30)	(151)
Pension (income) expense:
Defined benefit plans	97	138	(289)
Defined contribution plans	20	27	34
Total	$117	$165	$(255)

The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $7 million.
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2019 – $39 million; 2018 – $38 million; 2017 – $41 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2019	2018	2017
Discount rate	2.9%	3.9%	3.3%
Long-term rate of compensation increase	3.4%	3.8%	3.9%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2019	2018	2017
Discount rate	3.7%	3.3%	3.6%
Long-term rate of compensation increase	4.0%	3.9%	3.9%
Long-term rate of return on plan assets	7.3%	7.4%	8.1%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 72% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 0.8% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2019 of 7.0% for the U.S. plans after the mid-year remeasurement, equated to approximately the 54th percentile expectation. Refer to Note 1.

In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. The expectations of future mortality rates in the new SOA tables were consistent with prior Kellogg mortality assumptions.  In determining the appropriate mortality assumptions as of 2019 fiscal year-end, the Company adopted the new SOA tables with collar adjustments based on Kellogg’s current population.  In addition, based on mortality information available from the Social Security Administration and other sources, the Company developed assumptions for future mortality improvement in line with our expectations for future experience. The change to the mortality assumption increased year-end pension obligations by $77 million.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 28, 2019, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 28, 2019 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$14	$—	$—	$—	$14
Corporate stock, common:
Domestic	338	—	—	—	338
International	16	—	—	—	16
Mutual funds:
International equity	—	—	—	36	36
Domestic debt	—	4	—	—	4
Collective trusts:
Domestic equity	—	—	—	498	498
International equity	—	117	—	816	933
Other international debt	—	718	—	378	1,096
Limited partnerships	—	—	—	228	228
Bonds, corporate	—	443	—	211	654
Bonds, government	—	774	—	—	774
Bonds, other	—	70	—	—	70
Real estate	—	—	—	412	412
Other	—	61	—	36	97
Total	$368	$2,187	$—	$2,615	$5,170
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 29, 2018 are summarized as follows:

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

There were no Level 3 assets during 2019 and 2018 and no unfunded commitments to purchase investments at December 28, 2019 or December 29, 2018.
The Company’s investment strategy for its major defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Plan’s investment policy. The investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. Derivatives, including swaps, forward and futures contracts, may be used as asset class substitutes or for hedging or other risk management purposes. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.
The current weighted-average target asset allocation reflected by this strategy is: equity securities–42%; debt securities–31%; real estate and other–27%. Investment in Company common stock represented 1.2% and 1.0% of consolidated plan assets at December 28, 2019 and December 29, 2018, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $7 million to its defined benefit pension plans during 2020.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2020–$274; 2021–$273; 2022–$281; 2023–$285; 2024–$294; 2025 to 2029–$1,508.

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
Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2019	2018
Change in accumulated benefit obligation
Beginning of year	$1,069	$1,190
Service cost	15	18
Interest cost	37	36
Actuarial (gain) loss	59	(105)
Benefits paid	(60)	(67)
Curtailments	(6)	—
Amendments	—	—
Foreign currency adjustments	2	(3)
End of year	$1,116	$1,069
Change in plan assets
Fair value beginning of year	$1,140	$1,292
Actual return on plan assets	282	(91)
Employer contributions	18	17
Benefits paid	(76)	(78)
Fair value end of year	$1,364	$1,140
Funded status	$248	$71
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$283	$107
Other current liabilities	(2)	(2)
Other liabilities	(33)	(34)
Net amount recognized	$248	$71
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(59)	(68)
Net amount recognized	$(59)	$(68)

Expense
Components of postretirement benefit expense (income) were:

(millions)	2019	2018	2017
Service cost	$15	$18	$18
Interest cost	37	36	37
Expected return on plan assets	(86)	(94)	(98)
Amortization of unrecognized prior service credit	(9)	(9)	(9)
Recognized net (gain) loss	(137)	81	(90)
Net periodic benefit cost	(180)	32	(142)
Curtailment	(6)	—	3
Postretirement benefit expense:
Defined benefit plans	(186)	32	(139)
Defined contribution plans	11	11	16
Total	$(175)	$43	$(123)

The estimated prior service credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $9 million.
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2019	2018	2017
Discount rate	3.3%	4.3%	3.6%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2019	2018	2017
Discount rate	4.0%	3.6%	4.0%
Long-term rate of return on plan assets	7.3%	7.5%	8.5%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 10.
The assumed U.S. health care cost trend rate is 5.25% for 2020, decreasing 0.25% annually to 4.5% by the year 2023 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$3	$(2)
Effect on postretirement benefit obligation	77	(66)

Plan assets
The fair value of Plan assets as of December 28, 2019 summarized by level within fair value hierarchy described in Note 10, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$8	$1	$—	$—	$9
Corporate stock, common:
Domestic	242	—	—	—	242
International	11	—	—	—	11
Mutual funds:
Domestic equity	—	35	—	—	35
International equity	—	—	—	—	—
Domestic debt	—	53	—	—	53
Collective trusts:
Domestic equity	—	—	—	286	286
International equity	—	—	—	293	293
Limited partnerships	—	—	—	124	124
Bonds, corporate	—	136	—	—	136
Bonds, government	—	77	—	—	77
Bonds, other	—	9	—	—	9
Real estate	—	—	—	88	88
Other	—	1	—	—	1
Total	$261	$312	$—	$791	$1,364
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 29, 2018 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$2	$1	$—	$—	$3
Corporate stock, common:
Domestic	108	—	—	—	108
International	5	1	—	—	6
Mutual funds:
Domestic equity	—	37	—	—	37
International equity	—	—	—	—	—
Domestic debt	—	42	—	—	42
Collective trusts:
Domestic equity	—	—	—	281	281
International equity	—	—	—	228	228
Limited partnerships	—	—	—	199	199
Bonds, corporate	—	95	—	—	95
Bonds, government	—	50	—	—	50
Bonds, other	—	7	—	83	90
Other	—	1	—	—	1
Total	$115	$234	$—	$791	$1,140
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 10. The current target asset allocation is 67% equity securities, 24% debt securities, and 9% real estate. The Company currently expects to contribute approximately $19 million to its VEBA trusts during 2020.
There were no Level 3 assets during 2019 and 2018.

Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 10. During 2019, the Company updated its incidence rate assumption based on a review of historical experience, resulting in an actuarial loss of approximately $7 million.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2019	2018
Change in accumulated benefit obligation
Beginning of year	$42	$43
Service cost	3	3
Interest cost	2	1
Actuarial (gain)loss	8	3
Benefits paid	(7)	(8)
Amendments	—	—
Foreign currency adjustments	—	—
End of year	$48	$42
Funded status	$(48)	$(42)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(7)	$(5)
Other liabilities	(41)	(37)
Net amount recognized	$(48)	$(42)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$3	$4
Net experience gain	(22)	(38)
Net amount recognized	$(19)	$(34)

Components of postemployment benefit expense were:

(millions)	2019	2018	2017
Service cost	$3	$3	$6
Interest cost	2	1	3
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	(5)	(5)	—
Net periodic benefit cost	$1	$—	$10
Settlement cost	(3)	—	—
Postemployment benefit expense	$(2)	$—	$10

The estimated net experience gain and net prior service cost that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is $3 million and $1 million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2020	$66	$8
2021	67	6
2022	67	5
2023	68	5
2024	68	5
2025-2029	337	20

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

The Company’s participation in multiemployer pension plans for the year ended December 28, 2019, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2019 and 2018 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject. The Company was not listed in the available Forms 5500 of the three plans listed below as providing more than 5 percent of total contributions. At the date the Company’s financial statements were issued, certain Forms 5500 were not available for the plan years ending in 2019.

		PPA Zone Status			Contributions (millions)
Pension trust fund	EIN/PN	2019	2018	FIP/RP Status	2019	2018	2017	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionery Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2019	Red - 12/31/2018	Implemented	$5.9	$6.5	$6.6	Yes	12/17/2020 to 3/16/2021 (b)
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red - 12/31/2019	Red - 12/31/2018	Implemented	1.3	1.9	4.8	Yes	(c)
Western Conference of Teamsters Pension Trust	91-6145047 / 001	Green - 12/31/2019	Green - 12/31/2018	NA	0.8	1.0	1.4	No	3/26/2022 (d)
Other Plans					0.7	1.0	3.1		(e)
Total contributions:					$8.7	$10.4	$15.9

(a)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 80 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/16/2021.

(b)
During 2017, the Company terminated certain CBAs covered by these funds. Because of the Company's level of continuing involvement in each fund, the Company does not anticipate being subject to a withdrawal liability. The Company does not expect 2020 contributions to be materially different than 2019.

(c)
During 2019, the Company terminated CBAs covered by this fund. As a result, the Company has withdrawn from the fund and recognized expense for its estimated withdrawal liability. The Company does not expect to make 2020 contributions.

(d)
During 2017, the Company terminated certain CBAs covered by this fund. As a result, the Company has partially withdrawn from the fund and recognized expense for its estimated withdrawal liability. The Company does not expect 2020 contributions to be materially different than 2019.

(e)
During 2017 and 2019, the Company terminated the CBAs covered by certain of these funds. As a result, for the impacted funds, the Company recognized expense for the estimated withdrawal liability in each year and no longer made contributions following the termination. The Company does not expect 2020 contributions to the remaining funds to be materially different from 2019.

As discussed in Note 5, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. During 2019, the Company withdrew from two multi-employer pension plans. Additionally, the Company previously exited several multiemployer plans associated with Project K restructuring. The Company recognized expense related to the withdrawals as follows (millions): 2019 - $132; 2018 - $7; 2017 - $26. While this is our best estimate of the ultimate cost of withdrawing from the plans at this time, we have not yet reached agreement on the ultimate amount of the withdrawal liability.  As a result, the actual cost could differ from our estimate based on final funding assessments. The net present value of the liabilities were determined using a risk free interest rate.  The charge was recorded within Cost of goods sold on the Consolidated Statement of Income and Other current liabilities and Other liabilities on the Consolidated Balance Sheet. The cash obligation associated with the 2019 withdrawal activity is approximately $8 million annually and is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made. Withdrawal liability payments of $8 million and $3 million were made during 2019 and 2018, respectively to multiemployer plans. Withdrawal liability payments made in 2017 were immaterial. The Company had withdrawal liabilities of $156 million and $32 million at December 28, 2019 and December 29, 2018, respectively.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2019 – $11; 2018 – $11; 2017 – $16.

NOTE 13
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2019	2018	2017
Income before income taxes
United States	$938	$851	$1,097
Foreign	367	478	560
	1,305	1,329	1,657
Income taxes
Currently payable
Federal	345	7	358
State	52	28	31
Foreign	77	99	79
	474	134	468
Deferred
Federal	(124)	109	(41)
State	(29)	(59)	8
Foreign	—	(3)	(25)
	(153)	47	(58)
Total income taxes	$321	$181	$410

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2019	2018	2017
U.S. statutory income tax rate	21.0%	21.0%	35.0%
Foreign rates varying from U.S. statutory rate	(2.5)	(3.0)	(6.7)
Excess tax benefits on share-based compensation	—	(0.3)	(0.3)
State income taxes, net of federal benefit	1.3	1.5	1.4
Cost (benefit) of remitted and unremitted foreign earnings	0.8	0.7	0.1
Legal entity restructuring, deferred tax impact	—	(3.3)	—
Discretionary pension contributions	—	(2.3)	—
Revaluation of investment in foreign subsidiary	2.5	—	—
Net change in valuation allowance	(1.6)	2.0	(0.4)
U.S. deduction for qualified production activities	—	—	(1.4)
Statutory rate changes, deferred tax impact	0.3	—	(9.0)
U.S. deemed repatriation tax	—	(1.2)	10.4
Intangible property transfer	—	—	(2.4)
Divestiture	2.9	—	—
Out-of-period adjustment	3.0	—	—
Other	(3.1)	(1.5)	(1.9)
Effective income tax rate	24.6%	13.6%	24.8%

As presented in the preceding table, the Company’s 2019 consolidated effective tax rate was 24.6%, as compared to 13.6% in 2018 and 24.8% in 2017.

The 2019 effective income tax rate was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero as well as an out-of-period correction. During the fourth quarter of 2019, the Company recorded an out-of-period adjustment to correct an error in the tax rate applied to a deferred tax asset arising from an intangible property transfer in a prior year. The adjustment increased income tax expense and decreased deferred tax assets by $39 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the year ended December 28, 2019 and related prior annual and quarterly periods.

The 2018 effective income tax rate benefited from the reduction of the U.S. corporate tax rate as well as a $11 million reduction of income tax expense due to changes in estimates related to the Tax Cuts and Jobs Act, the impact of discretionary pension contributions totaling $250 million in 2018, which were designated as 2017 tax year contributions, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.

The 2017 effective income tax rate benefited from a deferred tax benefit of $39 million resulting from intercompany transfers of intellectual property under the application of the newly adopted standard. See discussion regarding the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, in Note 1.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act made broad and complex changes to the U.S. tax code which impacted our year ended December 30, 2017 including but not limited to, reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.

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

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. As of December 30, 2017, based on accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe, the Company was able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million. In the third quarter of 2018, the Company recorded a $16 million reduction to the transition tax liability and tax expense based on updated estimates of E&P. During the fourth quarter of 2018, the Company, as part of completing its accounting under SAB 118, revised its estimate of the transition tax liability to $94 million, and recorded $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations.

Indefinite reinvestment assertion:  Prior to the Tax Act, the Company treated a significant portion of its undistributed foreign earnings as indefinitely reinvested.  In light of the Tax Act, which included a new territorial tax regime, as of the year ended December 30, 2017, Management determined that the Company would analyze its global capital structure and working capital strategy and considered the indefinite reinvestment assertion to be provisional under SAB 118. In the fourth quarter of 2018, we finished analyzing our global capital structure and working capital strategy and determined that $2.4 billion of foreign earnings as of December 30, 2017 were no longer considered to be indefinitely invested.  Accordingly, income tax expense of approximately $5 million was recorded in the fourth quarter of 2018.  The Company completed its assessment and accounting under SAB 118 for its indefinite investment assertion.

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

In conjunction with SAB 118, we completed the accounting for the Tax Act in the fourth quarter 2018.

As of December 28, 2019, approximately $800 million of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $20 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2019 and 2018 were $279 million and $270 million, respectively, with related valuation allowances at year-end 2019 and 2018 of $146 million and $166 million, respectively. Of the total carryforwards at year-end 2019, substantially all will expire after 2024.
The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2019 and 2018. Deferred tax liabilities decreased in 2019 due primarily to the divestiture of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses.

	Deferred tax assets		Deferred tax liabilities
(millions)	2019	2018	2019	2018
U.S. state income taxes	$—	$—	$6	$19
Advertising and promotion-related	11	11	—	—
Wages and payroll taxes	15	20	—	—
Inventory valuation	17	14	—	—
Employee benefits	143	132	—	—
Operating loss, credit and other carryforwards	279	270	—	—
Hedging transactions	9	10	—	—
Depreciation and asset disposals	—	—	217	220
Trademarks and other intangibles	—	—	526	613
Deferred compensation	19	20	—	—
Stock options	29	31	—	—
Other	9	26	—	—
	531	534	749	852
Less valuation allowance	(146)	(166)	—	—
Total deferred taxes	$385	$368	$749	$852
Net deferred tax asset (liability)	$(364)	$(484)
Classified in balance sheet as:
Other assets	$231	$246
Other liabilities	(595)	(730)
Net deferred tax asset (liability)	$(364)	$(484)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2019	2018	2017
Balance at beginning of year	$166	$153	$131
Additions charged to income tax expense	25	29	35
Reductions credited to income tax expense (a)	(47)	(1)	(28)
Currency translation adjustments	2	(15)	15
Balance at end of year	$146	$166	$153

(a) During 2019, the Company decreased the valuation allowance by $32 million related to the revaluation of its investment in a foreign subsidiary.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2019 provision for U.S. federal income taxes represents approximately 70% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2018. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.

As of December 28, 2019, the Company has classified $19 million of unrecognized tax benefits as a current tax liability. The Company believes a decrease of $44 million in unrecognized tax benefits during the next twelve months is reasonably possible primarily due to finalization of tax examinations. In addition, this decrease is expected to be offset by approximately $5 million of projected additions during the next twelve months related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 28, 2019, December 29, 2018 and December 30, 2017. For the 2019 year, approximately $81 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2019	2018	2017
Balance at beginning of year	$97	$60	$63
Tax positions related to current year:
Additions (a)	5	51	6
Tax positions related to prior years:
Additions	4	4	5
Reductions	(14)	(13)	(8)
Settlements	(1)	(4)	(4)
Lapses in statutes of limitation	(1)	(1)	(2)
Balance at end of year	$90	$97	$60

(a) During the fourth quarter of 2018, the Company recorded, as part of its final estimate under SAB 118, $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations.
During the year ended December 28, 2019, the Company settled certain tax matters resulting in an $11 million net reduction of the tax interest accrual, decreasing the balance to $11 million at year-end. For the year ended December 29, 2018, the Company paid tax-related interest totaling $2 million and recognized $3 million of tax-related interest increasing the accrual balance to $22 million at year-end. For the year ended December 30, 2017, the Company recognized $2 million of tax-related interest resulting in an accrual balance of $21 million at year-end.
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
Total notional amounts of the Company’s derivative instruments as of December 28, 2019 and December 29, 2018 were as follows:

(millions)	2019	2018
Foreign currency exchange contracts	$2,628	$1,863
Cross-currency contracts	1,540	1,197
Interest rate contracts	1,871	1,608
Commodity contracts	524	417
Total	$6,563	$5,085

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 28, 2019 and December 29, 2018, measured on a recurring basis.

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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 28, 2019 or December 29, 2018.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 28, 2019 and December 29, 2018:
Derivatives designated as hedging instruments

	2019			2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross currency contracts:
Other current assets	$—	$45	$45	$—	$—	$—
Other Assets	—	40	40	—	79	79
Interest rate contracts (a):
Other current assets	—	7	7	—	—	—
Other assets	—	4	4	—	17	17
Total assets	$—	$96	$96	$—	$96	$96
Liabilities:
Interest rate contracts (a):
Other current liabilities	$—	$(4)	$(4)	$—	$—	$—
Other liabilities	—	—	—	—	(22)	(22)
Total liabilities	$—	$(4)	$(4)	$—	$(22)	$(22)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $0.7 billion and $1.6 billion as of December 28, 2019 and December 29, 2018, respectively.

Derivatives not designated as hedging instruments

	2019			2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$12	$12	$—	$3	$3
Commodity contracts:
Other current assets	9	—	9	3	—	3
Total assets	$9	$12	$21	$3	$3	$6
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	(18)	$(18)	$—	$(4)	$(4)
Interest rate contracts:
Other liabilities	—	(13)	(13)	—	—	—
Commodity contracts:
Other current liabilities	(1)	—	(1)	(9)	—	(9)
Total liabilities	$(1)	$(31)	$(32)	$(9)	$(4)	$(13)

The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $2.6 billion as of December 28, 2019 and December 29, 2018, respectively.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of December 28, 2019 and December 29, 2018.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Interest rate contracts	Current maturities of long-term debt	$493	$503	$—	$3
Interest rate contracts	Long-term debt	$2,643	$3,354	$19	$(18)

(a)
The current maturities of hedged long-term debt includes $3 million of hedging adjustment on discontinued hedging relationships as of December 29, 2018. The hedged long-term debt includes $15 million and $(12) million of hedging adjustment on discontinued hedging relationships as of December 28, 2019 and December 29, 2018, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 28, 2019 and December 29, 2018 would be adjusted as detailed in the following table:

As of December 28, 2019
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$117	$(27)	$(7)	$83
Total liability derivatives	$(36)	$27	$—	$(9)

As of December 29, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$102	$(27)	$(2)	$73
Total liability derivatives	$(35)	$27	$—	$(8)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 28, 2019 and December 29, 2018 were as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	2019	2018	2019	2018
Foreign currency denominated long-term debt	$60	$129	$—	$—
Cross-currency contracts	6	79	34	16	Interest expense
Total	$66	$208	$34	$16

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2019	2018
Foreign currency exchange contracts	COGS	$(16)	$19
Foreign currency exchange contracts	SGA	(2)	1
Foreign currency exchange contracts	OIE	(4)	—
Commodity contracts	COGS	4	(23)
Commodity contracts	SGA	—	—
Total		$(18)	$(3)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the years ended December 28, 2019 and December 29, 2018:

	December 28, 2019	December 29, 2018
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$284	$287
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(33)	(5)
Derivatives designated as hedging instruments	37	9

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(4)	(8)
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—

During the next 12 months, the Company expects $9 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 28, 2019 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 28, 2019 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 28, 2019 triggered by credit-risk-related contingent features.
Other fair value measurements
Fair Value Measurements on a Nonrecurring Basis
As part of Project K, the Company has consolidated the usage of and has disposed certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.

During 2019, there were no long-lived asset impairments related to Project K.

During the year ended December 29, 2018, long-lived assets of $19 million related to a manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of $5 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
The following is a summary of the carrying and market values of the Company's available for sale securities:

	2019			2018
(millions)	Cost	Unrealized Gain (Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Corporate Bonds	$—	$—	$—	$59	$—	$59

During the year ended December 28, 2019, the Company's investments in level 2 corporate bonds were sold for $63 million resulting in a gain of $4 million, recorded in Other income and (expense).

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
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.8 billion and $7.2 billion, respectively, as of December 28, 2019.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company of approximately $58 million, net of collateral already received from those counterparties as of December 28, 2019.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of December 28, 2019, the Company had no collateral posting requirements related to reciprocal collateralization agreements and collected approximately $19 million of collateral related to reciprocal collaterization agreements which is reflected as an increase in other liabilities. As of December 28, 2019, the Company posted $12 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 23% of consolidated trade receivables at December 28, 2019.
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

In 2016, a class action complaint was filed against Kellogg in the Northern District of California relating to statements made on packaging for certain products. In August 2019, the Court ruled in favor of the plaintiff regarding certain statements made on the Company’s products and ordered the parties to conduct settlement discussions related to all matters in dispute. On October 21, 2019, the plaintiff filed a motion to the Court to approve a settlement. Subsequent to the end of the year, the Court denied without prejudice the plaintiff’s motion to approve the settlement. As of December 28, 2019, the Company concluded that the contingency related to the unfavorable ruling was probable and estimable, resulting in a liability being recorded. This litigation, including any potential settlement, is not expected to have a material impact on the Company’s consolidated financial statements.  The Company will continue to evaluate the likelihood of potential outcomes as the litigation continues.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 28, 2019. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.
NOTE 16
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2019	2018	2019	2018
First	$3,522	$3,401	$1,107	$1,252
Second	3,461	3,360	1,186	1,209
Third	3,372	3,469	1,000	1,176
Fourth	3,223	3,317	1,088	1,089
	$13,578	$13,547	$4,381	$4,726

	Net income (loss) attributable to Kellogg Company		Per share amounts
(millions)	2019	2018	2019		2018
			Basic	Diluted	Basic	Diluted
First	$282	$444	$0.82	$0.82	$1.28	$1.27
Second	286	596	0.84	0.84	1.72	1.71
Third	247	380	0.73	0.72	1.10	1.09
Fourth (a)	145	(84)	0.43	0.42	(0.24)	(0.24)
	$960	$1,336

(a)	The significant decrease in the fourth quarter 2018 net income is primarily due to a mark-to-market adjustment recognized on pension assets.
The principal market for trading Kellogg shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At December 28, 2019 there were 31,322 shareholders of record.
Dividends paid per share during the last two years were:

Quarter	2019	2018
First	$0.56	$0.54
Second	0.56	0.54
Third	0.57	0.56
Fourth	0.57	0.56
	$2.26	$2.20

During 2019, the Company recorded the following in operating profit and other income (expense):

	2019
(millions)	First	Second	Third	Fourth	Full Year
Operating profit
Restructuring and cost reduction charges	$(8)	$(65)	$(18)	$(27)	$(118)
Gains / (losses) on mark-to-market adjustments	(42)	46	(11)	—	(7)

Other income (expense)
Restructuring and cost reduction charges	$—	$—	$—	$5	$5
Gains / (losses) on mark-to-market adjustments	1	(11)	32	(120)	$(98)

During 2018, the Company recorded the following in operating profit and other income (expense):

	2018
(millions)	First	Second	Third	Fourth	Full Year
Operating profit
Restructuring and cost reduction charges	$(20)	$(5)	$(64)	$(84)	$(173)
Gains / (losses) on mark-to-market adjustments	30	3	(11)	(15)	7

Other income (expense)
Restructuring and cost reduction charges	$—	$—	$30	$—	$30
Gains / (losses) on mark-to-market adjustments	9	2	36	(397)	$(350)

NOTE 17
REPORTABLE SEGMENTS
Kellogg Company is the world’s leading producer of cereal, second largest producer of crackers and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods, and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom and Nigeria.
On December 30, 2018 the Company reorganized its North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, the Company changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, the Company reevaluated its operating segments. Prior period segment results were restated to reflect the new organizational structure. In conjunction with the reorganization, certain global research and development resources and related activities were transferred from the North America business to Corporate. Prior period segment results were not restated for the transfer as the impacts were not considered material.
In addition, the Company transferred its Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the year ended December 29, 2018, the change resulted in $273 million of reported net sales, and $46 million of reported operating profit transferring from Kellogg Europe to Kellogg AMEA. For the year ended December 30, 2017, the change resulted in $241 million of reported net sales, and $56 million of reported operating profit transferring from Kellogg Europe to Kellogg AMEA.
The Company manages its operations through four operating segments that are based on geographic location - North America which includes U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments.

On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit flavored snacks, pie crusts, and ice cream cone businesses to Ferrero for approximately $1.3 billion in cash. Both the total assets and the net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

(millions)	2019	2018	2017
Net sales
North America	8,390	8,688	8,673
Europe	2,092	2,122	2,050
Latin America	940	947	944
AMEA	2,156	1,790	1,187
Consolidated	$13,578	$13,547	$12,854
Operating profit
North America (a)(b)	1,215	1,397	1,246
Europe	222	251	220
Latin America	85	102	108
AMEA	195	174	140
Total Reportable Segments	1,717	1,924	1,714
Corporate (b)	(316)	(218)	(327)
Consolidated	$1,401	$1,706	$1,387
Depreciation and amortization (c)
North America	291	341	330
Europe	80	78	78
Latin America	30	37	37
AMEA	76	57	35
Total Reportable Segments	477	513	480
Corporate	7	3	1
Consolidated	$484	$516	$481

(a)	During 2019, North America operating profit includes the recognition of multi-employer pension plan exit liabilities totaling $132 million.

(b)
Corporate operating profit in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 and 2017 totaling approximately $48 million and $47 million, respectively.

(c)	Includes asset impairment charges as discussed in Note 14.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the CODM for the Company’s internationally-based reportable segments as shown below.

(millions)	2019	2018	2017
Interest expense
North America	$—	$1	$3
Europe	6	6	14
Latin America	9	3	2
AMEA	14	9	4
Corporate	255	268	233
Consolidated	$284	$287	$256
Income taxes
Europe	$48	$23	$(37)
Latin America	16	30	33
AMEA	23	23	10
Corporate & North America	234	105	404
Consolidated	$321	$181	$410

Assets are reviewed by the CODM on a consolidated basis and therefore are no presented by operating segment. The CODM does review additions to long-lived assets based on operating segment.

(millions)	2019	2018	2017
Additions to long-lived assets
North America	$356	$336	$329
Europe	83	84	102
Latin America	41	76	32
AMEA	101	79	34
Corporate	5	3	4
Consolidated	$586	$578	$501
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during both 2019 and 2018, and 20% in 2017, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2019	2018	2017
Net sales
United States	$7,885	$8,176	$8,160
All other countries	5,693	5,371	4,694
Consolidated	$13,578	$13,547	$12,854
Long-lived assets
United States	$1,996	$2,197	$2,195
All other countries	1,616	1,534	1,521
Consolidated	$3,612	$3,731	$3,716

Supplemental product information is provided below for net sales to external customers:

(millions)	2019	2018	2017
Snacks	$6,663	$6,797	$6,683
Cereal	5,029	5,203	5,222
Frozen	1,037	1,020	949
Noodles and other	849	527	—
Consolidated	$13,578	$13,547	$12,854

NOTE 18
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2019	2018	2017
Research and development expense	$144	$154	$148
Advertising expense	$676	$752	$732

Consolidated Balance Sheet (millions)	2019	2018
Trade receivables	$1,315	$1,163
Allowance for doubtful accounts	(10)	(10)
Refundable income taxes	56	28
Other receivables	215	194
Accounts receivable, net	$1,576	$1,375
Raw materials, spare parts, and supplies	$303	$339
Finished goods and materials in process	923	991
Inventories	$1,226	$1,330
Land	$116	$120
Buildings	2,021	2,061
Machinery and equipment	5,852	5,971
Capitalized software	496	438
Construction in progress	566	583
Accumulated depreciation	(5,439)	(5,442)
Property, net	$3,612	$3,731
Other intangibles	$2,677	$3,448
Accumulated amortization	(101)	(87)
Other intangibles, net	$2,576	$3,361
Pension	$241	$228
Deferred income taxes	231	246
Other	667	594
Other assets	$1,139	$1,068
Accrued income taxes	$42	$48
Accrued salaries and wages	290	309
Accrued advertising and promotion	641	557
Other	577	502
Other current liabilities	$1,550	$1,416
Income taxes payable	$81	$115
Nonpension postretirement benefits	33	34
Other	429	355
Other liabilities	$543	$504

Allowance for doubtful accounts (millions)	2019	2018	2017
Balance at beginning of year	$10	$10	$8
Additions charged to expense	9	4	14
Doubtful accounts charged to reserve	(9)	(4)	(12)
Balance at end of year	$10	$10	$10

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 28, 2019. The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

/s/ Amit Banati
Amit Banati
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 15(a)(1), of Kellogg Company and its subsidiaries (the Company) (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Multipro and RX Reporting Units

As described in Notes 1 and 4 to the consolidated financial statements, management evaluates goodwill for impairment annually or whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. As disclosed in the consolidated financial statements, the carrying amounts of Multipro and RX goodwill as of December 28, 2019 was $606 million and $373 million, respectively. The fair value for the Multipro reporting unit was estimated based on an EBITDA market multiple and discounted cash flows. The fair value for the RX reporting unit was estimated based on a sales market multiple and discounted cash flows. The determination of fair value using discounted cash flows required significant management judgment and assumptions. The significant assumptions used to determine the fair value of the Multipro reporting unit included the forecasted net sales growth and gross margin. The significant assumption used to determine the fair value of the RX reporting unit was the forecasted net sales growth.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Multipro and RX reporting units is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the Multipro and RX reporting units due to the significant judgment by management when determining the fair value of the Multipro and RX reporting units, (ii) significant audit effort was necessary in performing procedures and evaluating significant assumptions, including forecasted net sales growth and gross margin, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the annual goodwill impairment test, including controls over the valuation of the Multipro and RX reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate of the Multipro and RX reporting units, evaluating the appropriateness of the discounted cash flow models, testing the completeness, accuracy, and relevance of underlying data used in the models and evaluating the reasonableness of the significant assumptions used by management, including the forecasted net sales growth and gross margin. Evaluating the reasonableness of management’s assumptions related to the forecasted net sales growth and gross margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow models.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 24, 2020

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

As of December 28, 2019, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2019 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended December 28, 2019, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 24, 2020 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2019 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, “Security Ownership — Officer and Director Stock Ownership” and "Equity Compensation Plan Information" of the Proxy Statement, which information is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 24, 2020, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.
Consolidated Statement of Comprehensive Income for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.
Consolidated Balance Sheet at December 28, 2019 and December 29, 2018.
Consolidated Statement of Equity for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.
Consolidated Statement of Cash Flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017.
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
4.06
Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.
IBRF
4.07
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
IBRF
4.13
Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.
IBRF
4.14
Officers’ Certificate of Kellogg Company (with form of 1.750% Senior Note due 2021), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2014, Commission file number 1-4171.

IBRF
4.15	Description of Equity Securities	E
4.16	Description of Debt Securities	E
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
10.05
Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
IBRF
10.06
Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
IBRF
10.07
Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*
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
IBRF
10.16	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.18	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.19	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.20
Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*
IBRF
10.21	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.22	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.23	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.24	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.25	2017-2019 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.26	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.27	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.28	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.29	Letter agreement with John Bryant, dated September 22, 2017, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
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
IBRF
10.31	Letter Agreement with Paul Norman, dated February 16, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 16, 2018, Commission file number 1-4171.*	IBRF
10.32	2018-2020 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.33	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2018, Commission File number 1-4171.*	IBRF
10.34	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 4-4171.*	IBRF
10.35	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.36
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
IBRF
10.37	2019-2021 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.	IBRF
10.38	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.	IBRF
10.39	Form of Option Terms and Conditions, incorporated by reference to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.	IBRF
10.40	Agreement with Fareed Khan, dated May 2, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, Commission file number 1-4171.	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Amit Banati.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2020.

KELLOGG COMPANY

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2020

/s/ Amit Banati Amit Banati	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2020

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 24, 2020

* Stephanie A. Burns	Director	February 24, 2020

* Carter A. Cast	Director	February 24, 2020

* Richard W. Dreiling	Director	February 24, 2020

* Roderick D. Gillum	Director	February 24, 2020

* Zachary Gund	Director	February 24, 2020

* James M. Jenness	Director	February 24, 2020

* Donald R. Knauss	Director	February 24, 2020

* Mary A. Laschinger	Director	February 24, 2020

* Erica L. Mann	Director	February 24, 2020

* La June Montgomery Tabron	Director	February 20, 2020

* Carolyn M. Tastad	Director	February 24, 2020

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 24, 2020