Form 10-Q
period 2020-03-28
KELLOGG CO
filed 2020-05-01
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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
Yes  ☐    No  ☒
Common Stock outstanding as of March 28, 2020 — 342,670,027 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 28, 2020 (unaudited)	December 28, 2019
Current assets
Cash and cash equivalents	$1,016	$397
Accounts receivable, net	1,748	1,576
Inventories	1,189	1,226
Other current assets	337	232
Total current assets	4,290	3,431
Property, net	3,440	3,612
Operating lease right-of-use assets	596	541
Goodwill	5,772	5,861
Other intangibles, net	2,503	2,576
Investments in unconsolidated entities	402	404
Other assets	1,237	1,139
Total assets	$18,240	$17,564
Current liabilities
Current maturities of long-term debt	$626	$620
Notes payable	657	107
Accounts payable	2,329	2,387
Current operating lease liabilities	112	114
Accrued advertising and promotion	672	641
Other current liabilities	1,199	909
Total current liabilities	5,595	4,778
Long-term debt	7,163	7,195
Operating lease liabilities	474	433
Deferred income taxes	592	596
Pension liability	689	705
Other liabilities	515	543
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	911	921
Retained earnings	8,010	7,859
Treasury stock, at cost	(4,625)	(4,690)
Accumulated other comprehensive income (loss)	(1,727)	(1,448)
Total Kellogg Company equity	2,674	2,747
Noncontrolling interests	538	567
Total equity	3,212	3,314
Total liabilities and equity	$18,240	$17,564

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(unaudited)	March 28, 2020	March 30, 2019
Net sales	$3,412	$3,522
Cost of goods sold	2,268	2,415
Selling, general and administrative expense	685	726
Operating profit	459	381
Interest expense	64	74
Other income (expense), net	51	52
Income before income taxes	446	359
Income taxes	94	72
Earnings (loss) from unconsolidated entities	(2)	(2)
Net income	350	285
Net income attributable to noncontrolling interests	3	3
Net income attributable to Kellogg Company	$347	$282
Per share amounts:
Basic earnings	$1.01	$0.82
Diluted earnings	$1.01	$0.82
Average shares outstanding:
Basic	342	342
Diluted	344	343
Actual shares outstanding at period end	343	340

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended March 28, 2020
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$350
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(241)	$(20)	(261)
Cash flow hedges:
Unrealized gain (loss)	(65)	17	(48)
Reclassification to net income	2	—	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(3)	—	(3)
Other comprehensive income (loss)	$(308)	$(3)	$(311)
Comprehensive income			$39
Net Income attributable to noncontrolling interests			3
Other comprehensive income (loss) attributable to noncontrolling interests			(32)
Comprehensive income attributable to Kellogg Company			$68

	Quarter ended March 30, 2019
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$285
Other comprehensive income (loss):
Foreign currency translation adjustments	$66	$(10)	56
Cash flow hedges:
Reclassification to net income	1	—	1
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	2	—	2
Other comprehensive income (loss)	$68	$(10)	$58
Comprehensive income			$343
Net Income attributable to noncontrolling interests			3
Other comprehensive income (loss) attributable to noncontrolling interests			3
Comprehensive income attributable to Kellogg Company			$337

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended March 28, 2020
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income				347				347	3	350
Dividends declared ($0.57 per share)				(195)				(195)		(195)
Other comprehensive income							(279)	(279)	(32)	(311)
Stock compensation			19					19		19
Stock options exercised and other			(29)	(1)	(1)	65		35		35
Balance, March 28, 2020	421	$105	$911	$8,010	78	$(4,625)	$(1,727)	$2,674	$538	$3,212

	Quarter ended March 30, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income				282				282	3	285
Dividends declared ($0.56 per share)				(192)				(192)		(192)
Other comprehensive income							55	55	3	58
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			13					13		13
Stock options exercised and other			(31)	(2)	(1)	27		(6)		(6)
Balance, March 30, 2019	421	$105	$877	$7,762	80	$(4,744)	$(1,467)	$2,533	$564	$3,097

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	March 28, 2020	March 30, 2019
Operating activities
Net income	$350	$285
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	117	124
Postretirement benefit plan expense (benefit)	(39)	(38)
Deferred income taxes	8	7
Stock compensation	19	13
Other	(11)	(8)
Postretirement benefit plan contributions	(6)	(5)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(194)	(229)
Inventories	1	12
Accounts payable	44	(16)
All other current assets and liabilities	102	(75)
Net cash provided by (used in) operating activities	391	70
Investing activities
Additions to properties	(112)	(148)
Acquisition of cost method investments	(3)	—
Purchases of available for sale securities	(65)	(7)
Sales of available for sale securities	5	7
Other	(27)	(15)
Net cash provided by (used in) investing activities	(202)	(163)
Financing activities
Net issuances (reductions) of notes payable	549	429
Reductions of long-term debt	(3)	—
Net issuances of common stock	46	7
Common stock repurchases	—	(220)
Cash dividends	(195)	(192)
Collateral received on derivative instruments	80	—
Net cash provided by (used in) financing activities	477	24
Effect of exchange rate changes on cash and cash equivalents	(47)	20
Increase (decrease) in cash and cash equivalents	619	(49)
Cash and cash equivalents at beginning of period	397	321
Cash and cash equivalents at end of period	$1,016	$272

Supplemental cash flow disclosures
Interest paid	$8	$8
Income taxes paid	$18	$79

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$87	$122
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended March 28, 2020 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2019 Annual Report on Form 10-K.

The condensed balance sheet information at December 28, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended March 28, 2020 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of March 28, 2020, $843 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $639 million of those payment obligations to participating financial institutions. As of December 28, 2019, $812 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $605 million of those payment obligations to participating financial institutions.

New accounting standards adopted in the period

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company adopted the ASU in the first quarter of 2020 and elected to apply it prospectively. The adoption did not have a material impact to the Company's Consolidated Financial Statements.

Accounting standards to be adopted in future periods

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 28, 2020 and December 28, 2019 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $930 million and $774 million remained outstanding under these arrangements as of March 28, 2020 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $6 million and $8 million for the quarters ended March 28, 2020 and March 30, 2019, respectively. The recorded loss is included in Other income and expense (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $23 million and $89 million remained outstanding under these programs as of March 28, 2020 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

Note 3 Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the third quarter of 2019, recorded in Other income and (expense), after including related costs to sell of $14 million. Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale. Proceeds from the divestiture were used primarily to redeem $1.0 billion of debt during the third quarter of 2019.

In connection with the sale, the Company entered into a transition services agreement (TSA) with Ferrero, under which the Company will provide certain services to Ferrero to help facilitate an orderly transition of the businesses following the sale. In return for these services, Ferrero is required to pay certain agreed upon fees that are designed to reimburse the Company for certain costs incurred by the Company in providing such services, plus specified nominal margins. The TSA provides for a term of services starting at the sale completion date and continuing for a period of up to 18 months.

Note 4 Goodwill and Other intangible assets

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$4,422	$347	$213	$879	$5,861
Currency translation adjustment	(3)	(12)	(35)	(39)	(89)
March 28, 2020	$4,419	$335	$178	$840	$5,772

Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$64	$41	$60	$429	$594
Currency translation adjustment	—	—	(12)	(7)	(19)
March 28, 2020	$64	$41	$48	$422	$575

Accumulated Amortization
December 28, 2019	$31	$21	$15	$34	$101
Amortization	1	1	1	4	7
Currency translation adjustment	—	—	(3)	—	(3)
March 28, 2020	$32	$22	$13	$38	$105

Intangible assets subject to amortization, net
December 28, 2019	$33	$20	$45	$395	$493
Amortization	(1)	(1)	(1)	(4)	(7)
Currency translation adjustment	—	—	(9)	(7)	(16)
March 28, 2020	$32	$19	$35	$384	$470

For intangible assets in the preceding table, amortization was $7 million for each of the quarters ended March 28, 2020 and March 30, 2019. The currently estimated aggregate annual amortization expense for full-year 2020 is approximately $28 million.
Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$1,238	$392	$70	$383	$2,083
Currency translation adjustment	—	(1)	(14)	(35)	(50)
March 28, 2020	$1,238	$391	$56	$348	$2,033

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
During the quarter ended March 28, 2020, the Company recorded total charges of $1 million related to this initiative. These charges were recorded in SG&A expense. Since inception, the Company has recognized total charges, including non-cash credits, of $39 million attributed to this initiative.
Additionally during the second quarter of 2019, the Company announced a reorganization plan which primarily impacted the North America reportable segment. The reorganization plan was designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The overall project is expected to be substantially completed by the end of fiscal year 2020.
The overall project is expected to result in cumulative pretax charges of approximately $30 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees.
The charges related to this initiative were not material during the quarter ended March 28, 2020. These charges were recorded in SG&A expense. Since inception, the Company has recognized total charges of $21 million attributed to this initiative.
Project K
As of the end of 2019, the Company completed implementation of all Project K initiatives. Total project charges, after-tax cash costs and annual savings delivered by Project K were in line with expectations.

During the quarter ended March 30, 2019, the Company recorded total charges of $8 million related to Project K

The tables below provide the details for charges incurred during the quarters ended March 28, 2020 and March 30, 2019 and program costs to date for all programs currently active as of March 28, 2020.

	Quarter ended		Program costs to date
(millions)	March 28, 2020	March 30, 2019	March 28, 2020
Employee related costs	$—	$(3)	$50
Pension curtailment (gain) loss, net	—	—	(5)
Asset related costs	—	3	—
Other costs	1	8	15
Total	$1	$8	$60

	Quarter ended		Program costs to date
(millions)	March 28, 2020	March 30, 2019	March 28, 2020
North America	$(1)	$4	$20
Europe	1	1	39
Latin America	—	2	—
AMEA	—	1	—
Corporate	1	—	1
Total	$1	$8	$60

During the quarter ended March 28, 2020, the Company recorded total net charges of $1 million across all restructuring programs. These charges were in SG&A expense.
During the quarter ended March 30, 2019, the Company recorded total net charges of $8 million across all restructuring programs. The charges were comprised of $6 million recorded in COGS and $2 million recorded in SG&A expense.
Employee related costs consist primarily of severance and related benefits. Pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives. Asset related costs consist primarily of accelerated depreciation and asset write-offs. Other costs consist of third-party incremental costs related to the development and implementation of enhanced global structures and capabilities.
At March 28, 2020 total project reserves were $22 million, related to severance payments and other costs of which a substantial portion will be paid in 2020. The following table provides details for exit cost reserves related to the European and North American reorganizations described above.

	Employee Related Costs	Pension curtailment (gain) loss, net	Other Costs	Total
Liability as of December 28, 2019	$37	$—	$1	$38
2020 restructuring charges	—	—	1	1
Cash payments	(15)	—	(2)	(17)
Non-cash charges and other	—	—	—	—
Liability as of March 28, 2020	$22	$—	$—	$22

Note 6 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 7 million and 14 million anti-dilutive potential common shares excluded from the reconciliation for the quarters ended March 28, 2020 and March 30, 2019, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended March 28, 2020 and March 30, 2019.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. As of March 28, 2020, $1.5 billion remains available under the authorization.
During the quarter ended March 28, 2020, the Company did not repurchase any shares of common stock. During the quarter ended March 30, 2019, the Company repurchased approximately 4 million shares of common stock for a total of $220 million.

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
Reclassifications out of AOCI for the quarters ended March 28, 2020 and March 30, 2019, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended March 28, 2020	Quarter ended March 30, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	$1	Interest expense
	$2	$1	Total before tax
	—	—	Tax expense (benefit)
	$2	$1	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss	$(1)	$(1)	OIE
	$(1)	$(1)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(1)	Net of tax
Total reclassifications	$1	$—	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of March 28, 2020 and December 28, 2019 consisted of the following:

(millions)	March 28, 2020	December 28, 2019
Foreign currency translation adjustments	$(1,628)	$(1,399)
Cash flow hedges — unrealized net gain (loss)	(106)	(60)
Postretirement and postemployment benefits:
Net experience gain (loss)	6	7
Prior service credit (cost)	4	4
Available-for-sale securities unrealized net gain (loss)	(3)	—
Total accumulated other comprehensive income (loss)	$(1,727)	$(1,448)

Note 7 Notes payable
The following table presents the components of notes payable at March 28, 2020 and December 28, 2019:

	March 28, 2020		December 28, 2019
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$565	3.70%	$3	1.78%
Bank borrowings	92		104
Total	$657		$107

Note 8 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units, and executive performance shares. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2019 Annual Report on Form 10-K.

In April 2020, the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan was approved by shareholders. The plan is a tax-qualified employee stock purchase plan made available to substantially all U.S. employees, which allows participants to acquire Kellogg stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become Shareowners

The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Pre-tax compensation expense	$20	$13
Related income tax benefit	$5	$3

In February, the Company granted stock options, restricted stock units, and performance shares, in conjunction with our primary annual award, under the 2017 Long-Term Incentive Plan, approved by shareholders in 2017.

During the quarter ended March 28, 2020, the Company granted approximately 0.6 million restricted stock units at a weighted average cost of $66 per share and 2.3 million non-qualified stock options at a weighted average cost of $7 per share. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2019 Annual Report on Form 10-K.
Performance shares
In the first quarter of 2020, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three year cumulative organic net sales growth and three year aggregate operating cash flow.
Compensation cost related to organic net sales growth performance and cash flow targets are revised for changes in the expected outcome. The 2020 target grant currently corresponds to approximately 346,000 shares, with a grant-date fair value of $66 per share.
The 2017 performance share award, payable in stock, was settled at 90% of target in February 2020 for a total dollar equivalent of $6 million.

Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2019 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Service cost	$9	$9
Interest cost	35	45
Expected return on plan assets	(85)	(85)
Amortization of unrecognized prior service cost	2	2
Recognized net (gain) loss	14	1
Total pension (income) expense	$(25)	$(28)

Other nonpension postretirement

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Service cost	$3	$3
Interest cost	8	10
Expected return on plan assets	(23)	(21)
Amortization of unrecognized prior service cost	(2)	(2)
Total postretirement benefit (income) expense	$(14)	$(10)

Postemployment

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Service cost	$1	$1
Interest cost	—	—
Recognized net (gain) loss	(1)	(1)
Total postemployment benefit expense	$—	$—

For the quarter ended March 28, 2020, the Company recognized a loss of $14 million, related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement loss recognized was due primarily to a lower discount rate relative to the previous measurement.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 28, 2020	$3	$3	$6
March 30, 2019	$1	$4	$5
Full year:
Fiscal year 2020 (projected)	$7	$19	$26
Fiscal year 2019 (actual)	$10	$18	$28

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 10 Income taxes
The consolidated effective tax rate for the quarter ended March 28, 2020 was 21% as compared to 20% in the first quarter of the prior year.

As of March 28, 2020, the Company classified $19 million of unrecognized tax benefits as a net current liability. The Company believes a decrease of $44 million in unrecognized tax benefits during the next twelve months is reasonably possible due to the finalization of tax examinations. In addition, this decrease is expected to be offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of March 28, 2020 was $91 million, an increase of $1 million from December 28, 2019, resulting from project additions to the intercompany transfer pricing activity noted above. Of this balance, $82 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $12 million at March 28, 2020.

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

Derivative instruments are classified on the Consolidated Balance Sheet based on the contractual maturity of the instrument or the timing of the underlying cash flows of the instrument for derivatives with contractual maturities beyond one year.  Any collateral associated with derivative instruments is classified as other assets or other current liabilities on the Consolidated Balance Sheet depending on whether the counterparty collateral is in an asset or liability position.  Margin deposits related to exchange-traded commodities are recorded in accounts receivable, net on the Consolidated Balance Sheet.  On the Consolidated Statement of Cash Flows, cash flows associated with derivative instruments are classified according to the nature of the underlying hedged item.  Cash flows associated with collateral and margin deposits on exchange-traded commodities are classified as investing cash flows when the collateral account is in an asset position and as financing cash flows when the collateral account is in a liability position.
Total notional amounts of the Company’s derivative instruments as of March 28, 2020 and December 28, 2019 were as follows:

(millions)	March 28, 2020	December 28, 2019
Foreign currency exchange contracts	$3,374	$2,628
Cross-currency contracts	1,529	1,540
Interest rate contracts	2,143	1,871
Commodity contracts	527	524
Total	$7,573	$6,563

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 28, 2020 and December 28, 2019, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of March 28, 2020 or December 28, 2019.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 28, 2020 and December 28, 2019:
Derivatives designated as hedging instruments

	March 28, 2020			December 28, 2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$75	$75	$—	$45	$45
Other assets	—	73	73	—	40	40
Interest rate contracts:
Other current assets	—	—	—	—	7	7
Other assets (a)	—	6	6	—	4	4
Total assets	$—	$154	$154	$—	$96	$96
Liabilities:
Interest rate contracts:
Other current liabilities	$—	$(58)	$(58)	$—	$(4)	$(4)
Other liabilities	—	(5)	(5)	—	—	—
Total liabilities	$—	$(63)	$(63)	$—	$(4)	$(4)

(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $0.7 billion as of March 28, 2020 and December 28, 2019.

Derivatives not designated as hedging instruments

	March 28, 2020			December 28, 2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$74	$74	$—	$12	$12
Other assets	—	7	7	—	—	—
Commodity contracts:
Other current assets	5	—	5	9	—	9
Total assets	$5	$81	$86	$9	$12	$21
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(34)	$(34)	$—	$(18)	$(18)
Other liabilities	—	(1)	(1)	—	—	—
Interest rate contracts:
Other liabilities	—	(13)	(13)	—	(13)	(13)
Commodity contracts:
Other current liabilities	(7)	—	(7)	(1)	—	(1)
Total liabilities	$(7)	$(48)	$(55)	$(1)	$(31)	$(32)

The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.6 billion as of March 28, 2020 and December 28, 2019.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of March 28, 2020 and December 28, 2019.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		March 28, 2020	December 28, 2019	March 28, 2020	December 28, 2019
Interest rate contracts	Current maturities of long-term debt	$493	$493	$—	$—
Interest rate contracts	Long-term debt	$2,790	$2,643	$20	$19
(a) The hedged long-term debt includes $15 million of hedging adjustment on discontinued hedging relationships as of March 28, 2020 and December 28, 2019.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of March 28, 2020 and December 28, 2019 would be adjusted as detailed in the following table:

As of March 28, 2020:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$240	$(91)	$(77)	$72
Total liability derivatives	$(118)	$91	$—	$(27)

As of December 28, 2019:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$117	$(27)	$(7)	$83
Total liability derivatives	$(36)	$27	$—	$(9)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 28, 2020 and March 30, 2019 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Foreign currency denominated long-term debt	$9	$51	$—	$—
Cross-currency contracts	66	(8)	9	8	Interest expense
Total	$75	$43	$9	$8
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		March 28, 2020	March 30, 2019
Foreign currency exchange contracts	COGS	$51	$(11)
Foreign currency exchange contracts	Other income (expense), net	9	(1)
Foreign currency exchange contracts	SG&A	4	—
Commodity contracts	COGS	(24)	(32)
Total		$40	$(44)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended March 28, 2020 and March 30, 2019:

	March 28, 2020	March 30, 2019
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$64	$74
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(1)	(24)
Derivatives designated as hedging instruments	2	24

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(1)

During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at March 28, 2020 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on March 28, 2020 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of March 28, 2020 triggered by credit-risk-related contingent features.

Other fair value measurements

The following is a summary of the carrying and market values of the Company's available for sale securities:

	March 28, 2020			December 28, 2019
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$60	$(3)	$57	$—	$—	$—

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

The investments are recorded within Other current assets and Other assets on the Consolidated Balance Sheet, based on the maturity of the individual security. The maturity dates of the securities range from 2020 to 2036.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.5 billion and $7.2 billion, respectively, as of March 28, 2020. The fair value and carrying value of the Company's long-term debt were $7.8 billion and $7.2 billion, respectively, as of December 28, 2019.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $26 million, net of collateral already received from those counterparties, as of March 28, 2020.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of March 28, 2020, the Company collected approximately $95 million of collateral related to reciprocal collateralization agreements which is recorded in other current liabilities. As of March 28, 2020 the Company posted $21 million in margin deposits for exchange-traded commodity derivative instruments, which was recorded in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 24% of consolidated trade receivables at March 28, 2020.
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
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash.  Both the total assets and net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $313 million for the quarter ended March 30, 2019.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Net sales
North America	$2,097	$2,289
Europe	526	497
Latin America	227	225
AMEA	562	511
Consolidated	$3,412	$3,522
Operating profit
North America	$366	$380
Europe	69	60
Latin America	22	21
AMEA	46	47
Total Reportable Segments	503	508
Corporate	(44)	(127)
Consolidated	$459	$381

Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Snacks	$1,325	$1,780
Cereal	1,554	1,275
Frozen	294	271
Noodles and other	239	196
Consolidated	$3,412	$3,522

Note 13 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	March 28, 2020 (unaudited)	December 28, 2019
Trade receivables	$1,473	$1,315
Allowance for doubtful accounts	(22)	(10)
Refundable income taxes	46	56
Other receivables	251	215
Accounts receivable, net	$1,748	$1,576
Raw materials and supplies	$312	$303
Finished goods and materials in process	877	923
Inventories	$1,189	$1,226
Property	$8,825	$9,051
Accumulated depreciation	(5,385)	(5,439)
Property, net	$3,440	$3,612
Pension	$251	$241
Deferred income taxes	222	231
Other	764	667
Other assets	$1,237	$1,139
Accrued income taxes	$99	$42
Accrued salaries and wages	185	290
Other	915	577
Other current liabilities	$1,199	$909
Income taxes payable	$82	$81
Nonpension postretirement benefits	31	33
Other	402	429
Other liabilities	$515	$543

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

In 2016, a class action complaint was filed against Kellogg in the Northern District of California relating to statements made on packaging for certain products. In August 2019, the Court ruled in favor of the plaintiff regarding certain statements made on the Company’s products and ordered the parties to conduct settlement discussions related to all matters in dispute. In October 2019, the plaintiff filed a motion to the Court to approve a settlement between Kellogg and the class. During 2019, the Company concluded that the contingency related to the unfavorable ruling was probable and estimable, resulting in a liability being recorded. In February 2020, the Court denied plaintiff’s motion to approve the settlement. This litigation, including any potential settlement, is not expected to have a material impact on the Company’s consolidated financial statements.  The Company will continue to evaluate the likelihood of potential outcomes as the litigation continues.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at March 28, 2020. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

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

COVID-19 Response
In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread across the world.  To limit the spread of COVID-19, governments have taken various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. The Company has taken proactive steps to protect our people and otherwise mitigate the impact to our business. The Company’s business has been designated as “essential services”, “critical infrastructure” and the like by governments where we operate. The Company has taken numerous measures during the pandemic to fulfill our key objectives: 1) ensuring the health and safety of our employees, 2) safely producing and delivering our foods to customers and consumers, 3) maintaining financial flexibility, and 4) supporting the communities in which we operate. Our efforts have been led by the Company’s Executive Committee, a committee composed of senior leaders, and our global Crisis Management Process. As part of that process, we have worked closely with medical, regulatory and other experts as we deliver on our objectives.

Employee health and safety
The health and safety of our employees is our top priority. As a result, the Company has designed and implemented a number of actions across the business. At the outset of the pandemic, the Company restricted travel and visitors to its facilities, prohibited external group meetings and established quarantine procedures for any potentially exposed employees. The Company subsequently required employees who could do so to work remotely to further minimize the exposure of our employees to COVID-19. For those who are not able to work remotely, the Company implemented new protocols at all of our facilities to protect our employees, including temperature checks, social distancing, response plans, contact tracing, enhanced sanitation procedures, and additional personal protection equipment

Maintain our ability to produce and deliver essential food supply
In addition to our efforts to keep our people safe, the Company has taken several actions to ensure that we maintain our ability to operate effectively during this pandemic, providing our foods to our customers and consumers. While we have experienced some disruption in the operation of our facilities, we are taking the appropriate actions to ensure the continuity of our business. We are working proactively with our suppliers to maintain our supply of raw materials and packaging during this time of increased demand for our products. We have secured access to contracted labor forces. We have made incremental investments in our workforce, additional warehouse space, redeployment of inventory and increased access to transportation so that our products are delivered in a timely manner to our customers. In conjunction with our management of production capacity, we have simplified our operations (as well as our customers) by prioritizing our offerings to increase the supply of our most demanded products to our customers, as well as delaying innovation launches and commercial activities. At the same time, the Company reinforced food safety practices across our manufacturing network.

We have partnered with our strategic technology providers in order to maintain support for our critical business and finance systems as well as additional network bandwidth and support for the transition to a work-from-home environment. We are also working to mitigate system-related risks in this environment through heightened monitoring of cybersecurity and network capacity as well as reevaluation of contingency plans.

Maintain financial flexibility
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We continue to expect cash provided by operating activities reduced by capital expenditures of approximately $0.9-1.0 billion in 2020. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2021, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization and Accounts Payable Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we expect to utilize certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

Community support
Kellogg is a company with a heart and soul, and we are working together across our company to help our food bank partners and neighbors in need. To date, Kellogg and our charitable funds have donated more than $10 million in cash and food to global COVID-19 hunger relief efforts. As always, through our global Kellogg’s® Better Days purpose platform, we help deliver critical nourishment to people when they need it most. Local governments have identified food security as a top priority in their fight against COVID-19. With school and business closures and “shelter-at-home” mandates, Kellogg is providing support to our food bank partners on the front-lines, helping those who may not know where their next meal is coming from.
Monitoring future impacts
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The Company is actively monitoring the pandemic and related governmental actions as they continue to develop and evolve. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Beginning in March, the Company experienced a significant increase in demand for our retail products as consumers stocked up on food for at-home consumption in those markets. While we expect this demand to slow in future periods, we will continue to manage our production capacity during this period of high demand. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of employee safety and maintaining food supply, and lower revenues for certain emerging market countries with a higher concentration of traditional trade outlets. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests for the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

Segments
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

Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), currency-neutral adjusted gross profit, currency neutral adjusted gross margin, adjusted other income (expense), net debt, and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

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

•
Adjusted Other income (expense), net: We adjust the GAAP financial measure to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), the gain on the divestiture of our selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our underlying profitability.

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

•
Net debt: Defined as the sum of long-term debt, current maturities of long-term debt and notes payable, less cash and cash equivalents. With respect to net debt, cash and cash equivalents are subtracted from the GAAP measure, total debt liabilities, because they could be used to reduce the Company’s debt obligations. Company management and investors use this non-GAAP measure to evaluate changes to the Company's capital structure and credit quality assessment.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $12 million for the quarter ended March 28, 2020. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $14 million for the quarter ended March 28, 2020. Additionally, we recorded a pre-tax mark-to-market expense of $41 million for the quarter ended March 30, 2019. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $1 million for the quarter ended March 30, 2019.

Project K
In 2019, the Company completed implementation of all Project K initiatives. We recorded pre-tax charges related to this program of $8 million for the quarter ended March 30, 2019.

See the Restructuring Programs section for more information.

Brexit impacts
During 2019, with the uncertainty of the United Kingdom's (U.K.) exit from the European Union (EU), commonly referred to as Brexit, we incurred certain costs to proactively prepare for the potential adverse impacts, such as delays at ports of entry and departure. As a result, we incurred pretax charges of $3 million for the quarter ended March 30, 2019.

Business and portfolio realignment

One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $6 million for the quarter ended March 28, 2020. We also recorded pre tax-charges of $31 million for the quarter ended March 30, 2019.

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  The operating results for these businesses were included primarily in our North America reportable segment, and to a lesser extent, Latin America, prior to the sale. Reported net sales for the divested businesses totaled $313 million for the quarter ended March 30, 2019.

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

Financial results
For the quarter ended March 28, 2020, our reported net sales decreased 3% due primarily to the absence of results from the businesses divested in July 2019 as well as foreign currency. These impacts were partially offset by growth in our base business as well as growth attributable to the global pandemic, during which several regions implemented stay-at-home guidelines and consumers increased purchases of food for at-home consumption. Organic net sales increased 8% from the prior year after excluding the impact of the divestiture and foreign currency.

First quarter reported operating profit increased 21% versus the year-ago quarter due to higher sales in our base business as well as a pandemic-related increase in March, favorable mark-to-market adjustments and lower business and portfolio realignment charges versus the prior year quarter, partially offset by the absence of results from the divested businesses, incremental investments in safety, logistics, and IT, and the impact of foreign currency. Currency-neutral adjusted operating profit decreased 4%, as the absence of results from the divested businesses, which were seasonally weighted to the first half of the year, more than offset growth in the remaining business.

Reported diluted EPS of $1.01 for the quarter was up 23% compared to the prior year quarter of $0.82 due to higher sales in our base business as well as a pandemic-related increase in March, favorable mark-to-market adjustments and lower business and portfolio realignment charges versus the prior year quarter, partially offset by the absence of results from the businesses divested in July 2019 and the impact of foreign currency. Currency-neutral adjusted diluted EPS of $1.00 decreased 1% compared to prior year quarter of $1.01, after excluding the impact of mark-to-market, business and portfolio realignment, Project K, and foreign currency.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	March 28, 2020	March 30, 2019
Reported net income	$347	$282
Mark-to-market (pre-tax)	12	(41)
Project K (pre-tax)	—	(8)
Brexit impacts (pre-tax)	—	(3)
Business and portfolio realignment (pre-tax)	(6)	(31)
Income tax impact applicable to adjustments, net*	—	19
Adjusted net income	$341	$346
Foreign currency impact	(4)
Currency-neutral adjusted net income	$345	$346
Reported diluted EPS	$1.01	$0.82
Mark-to-market (pre-tax)	0.04	(0.12)
Project K (pre-tax)	—	(0.02)
Brexit impacts (pre-tax)	—	(0.01)
Business and portfolio realignment (pre-tax)	(0.02)	(0.09)
Income tax impact applicable to adjustments, net*	—	0.05
Adjusted diluted EPS	$0.99	$1.01
Foreign currency impact	(0.01)	—
Currency-neutral adjusted diluted EPS	$1.00	$1.01
Currency-neutral adjusted diluted EPS growth	(1.0)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2020 versus 2019:

Quarter ended March 28, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,097	$526	$226	$562	$—	$3,412
Foreign currency impact on total business (inc)/dec	(2)	(13)	(20)	(17)	—	(52)
Organic net sales	$2,099	$540	$246	$579	$—	$3,464

Quarter ended March 30, 2019
(millions)
Reported net sales	$2,289	$497	$225	$511	$—	$3,522
Divestiture	311	—	2	—	—	313
Organic net sales	$1,978	$497	$222	$511	$—	$3,208

% change - 2020 vs. 2019:
Reported growth	(8.4)%	5.9%	0.8%	10.0%	—%	(3.1)%
Foreign currency impact on total business (inc)/dec	(0.1)%	(2.7)%	(8.9)%	(3.3)%	—%	(1.5)%
Currency-neutral growth	(8.3)%	8.6%	9.7%	13.3%	—%	(1.6)%
Divestiture	(14.4)%	—%	(1.2)%	—%	—%	(9.6)%
Organic growth	6.1%	8.6%	10.9%	13.3%	—%	8.0%
Volume (tonnage)	5.0%	9.3%	10.2%	13.9%	—%	8.4%
Pricing/mix	1.1%	(0.7)%	0.7%	(0.6)%	—%	(0.4)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended March 28, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$366	$69	$22	$46	$(44)	$459
Mark-to-market	—	—	—	—	26	26
Business and portfolio realignment	1	(1)	—	(2)	(3)	(6)
Adjusted operating profit	$366	$70	$22	$48	$(67)	$439
Foreign currency impact	—	(2)	(1)	(3)	—	(6)
Currency-neutral adjusted operating profit	$366	$72	$23	$51	$(67)	$445

Quarter ended March 30, 2019
(millions)
Reported operating profit	$380	$60	$21	$47	$(127)	$381
Mark-to-market	—	—	—	—	(42)	(42)
Project K	(4)	(1)	(2)	(1)	—	(8)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(11)	(4)	—	—	(16)	(31)
Adjusted operating profit	$395	$67	$22	$48	$(68)	$465

% change - 2020 vs. 2019:
Reported growth	(3.7)%	16.4%	6.9%	(3.1)%	65.4%	20.7%
Mark-to-market	—%	—%	—%	—%	48.5%	18.4%
Project K	0.9%	1.8%	8.2%	2.3%	—%	1.8%
Brexit impacts	—%	5.5%	—%	—%	—%	0.7%
Business and portfolio realignment	2.9%	4.8%	—%	(4.9)%	15.7%	5.5%
Adjusted growth	(7.5)%	4.3%	(1.3)%	(0.5)%	1.2%	(5.7)%
Foreign currency impact	(0.1)%	(2.3)%	(5.6)%	(5.5)%	(0.2)%	(1.3)%
Currency-neutral adjusted growth	(7.4)%	6.6%	4.3%	5.0%	1.4%	(4.4)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 8.4% versus the first quarter of 2019, due primarily to the absence of results from the businesses divested in July 2019, partially offset by growth in the remaining business as well as acceleration of demand in March for snacks, cereal, and frozen food as consumers increased purchases of food for at-home consumption when the stay-at-home mandates went into effect in most of North America. This acceleration of demand was partly offset by declines in foodservice, vending, and convenience store channels, also due to the pandemic. Organic net sales increased 6.1% after excluding the impact of the divestiture and foreign currency.

During the quarter, consumption exceeded shipments across all of our retail categories resulting in generally lower trade inventory held by retailers. Our net sales performance may benefit in future periods if our retail customers choose to rebuild trade inventories to pre-pandemic levels. However, the timing and extent of any impact will depend on the how the pandemic impacts demand in subsequent periods as well as decisions made by our retail customers.

Net sales % change - first quarter 2020 vs. 2019:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(17.3)%	(0.1)%	(17.2)%	(28.0)%	10.8%
Cereal	2.7%	(0.2)%	2.9%	—%	2.9%
Frozen	8.4%	(0.2)%	8.6%	—%	8.6%

North America snacks reported net sales decreased 17.3% due to the absence of the divested businesses, whose results were seasonally weighted to the first half of the year. Organic net sales increased 10.8% in the quarter, as strong growth in the first two months of the quarter accelerated in March when stay-at-home mandates went into effect as a result of the pandemic.

North America cereal and frozen foods reported net sales increased during the first quarter 2.7% and 8.4%, respectively, as growth accelerated in March when stay-at-home mandates went into effect as a result of the pandemic.

North America reported operating profit decreased 3.7% due primarily to the absence of results from the businesses divested partially offset by higher sales and lower Project K and business and portfolio realignment costs. Currency-neutral adjusted operating profit declined 7.4%, after excluding the impact of Project K, business and portfolio realignment, and foreign currency.

Europe
Reported net sales increased 5.9% as strong growth in the first two months of the quarter accelerated in March as consumers increased purchases of food for at-home consumption when stay-at-home mandates went into effect, partially offset by unfavorable foreign currency. Currency-neutral net sales increased 8.6%.

Growth was driven by both cereal and snacks. Cereal reported net sales growth for the quarter was driven largely by accelerated consumption in our developed markets as a result of the stay-at-home mandates. Snacks reported net sales growth, led by Pringles, included strong growth during the pre-pandemic period as well as March. Growth in cereal and snacks was partially offset by a decline in wholesome snacks.

Reported operating profit increased 16% due primarily to higher sales, lower business and portfolio realignment costs and lower Brexit costs partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 6.6% after excluding the impact of foreign currency, and costs related to Project K, business and portfolio realignment, and Brexit.

Latin America
Reported net sales increased almost 1% due to strong growth in cereal mostly offset by the impact of unfavorable foreign currency and the divestiture. Organic net sales increased 11%, after excluding the impact of the divestiture and foreign currency, as strong growth in the first two months of the quarter accelerated in March when stay-at-home mandates went into effect and consumers increased purchases of food for at-home consumption as a result of the pandemic.

Cereal performance was led growth in Mexico, including strong growth prior to stay-at-home mandates.

Snacks performance was led by growth in Pringles, with increased consumption in both Mexico and Brazil.

Reported operating profit increased 7% due to higher net sales and lower Project K costs partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 4.3% after excluding the impact of foreign currency and Project K.

AMEA
Reported net sales improved 10% due primarily to growth in emerging markets spread across the quarter and, to a lesser extent, pandemic-related growth in certain developed markets, partially offset by unfavorable foreign currency. Currency-neutral net sales increased 13% after excluding the impact of foreign currency.

Cereal reported net sales growth for the region led by Japan, Australia, MENAT and South Africa, including a significant increase in March from the first two months of the quarter related to the pandemic. Snacks reported net sales also grew in the region, primarily due to growth in MENAT.

Africa posted double-digit reported net sales growth during the quarter on continued growth of the Multipro business in West Africa.

Reported operating profit decreased 3.1% due primarily to the negative impact of foreign currency and higher business and portfolio realignment charges, partially offset by higher net sales. Currency-neutral adjusted operating profit increased 5%, after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Corporate
Reported operating profit increased $83 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts and lower business and portfolio realignment costs during the current quarter. Currency-neutral adjusted operating profit increased $1 million from the prior year quarter after excluding the impact of mark-to-market and business and portfolio realignment activities.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended March 28, 2020 and March 30, 2019 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	March 28, 2020		March 30, 2019		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,144	33.5%	$1,107	31.4%	2.1
Mark-to-market	22	0.6%	(42)	(1.2)%	1.8
Project K	—	—%	(6)	(0.2)%	0.2
Brexit impacts	—	—%	(3)	(0.1)%	0.1
Business and portfolio realignment	—	—%	(4)	(0.1)%	0.1
Foreign currency impact	(17)	—%	—	—%	—
Currency-neutral adjusted	$1,140	32.9%	$1,162	33.0%	(0.1)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was favorable 210 basis points due primarily to favorable quarter over quarter mark-to-market impacts. Currency-neutral adjusted gross margin was relatively flat compared to the first quarter of 2019 after eliminating the impact of mark-to-market and foreign currency. For the quarter, the negative impact of mix shifts towards emerging markets was mostly offset by improved price realization and productivity in our developed markets.

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

During the second quarter of 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall program is expected to be substantially completed by the end of fiscal year 2020.

The program is expected to result in cumulative pretax charges of approximately $40 million, including certain non-cash credits. Cash costs are expected to be approximately $50 million. The total expected charges will include severance and other termination benefits; and charges related to relocation, third party legal and consulting fees, and contract termination costs. Annual savings from the program are expected to be approximately $35 million, with the majority of the savings realized by the end of 2020. Since inception, the Company has recognized total charges, including non-cash credits, of $39 million attributed to this initiative.

Additionally during the second quarter of 2019, the Company announced a reorganization plan which primarily impacted the North America segment. The reorganization plan was designed to simplify the organization that supports the remaining North America business after the divestiture and related transition. This program is expected to be substantially completed by the end of fiscal year 2020.
The overall program is expected to result in cumulative pretax charges of approximately $30 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees. Annual savings from the project are expected to be approximately $50 million, with the majority of the savings realized by the end of 2020. Since inception, the Company has recognized total charges of $21 million attributed to this initiative.
Project K
As of the end of 2019, the Company completed implementation of all Project K initiatives. Total project charges, after-tax cash costs and annual savings delivered by Project K were in line with expectations.

During the quarter ended March 30, 2019, the Company recorded total charges of $8 million related to Project K

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

Interest expense
For the quarters ended March 28, 2020 and March 30, 2019, interest expense was $64 million and $74 million, respectively. The decrease from the prior year is due primarily to the redemption of approximately $1.0 billion of debt in conjunction with the July 2019 divestiture.

Income Taxes
Our reported effective tax rate for the quarters ended March 28, 2020 and March 30, 2019 was 21% and 20%, respectively.
The adjusted effective income tax rate for the quarters ended March 28, 2020 and March 30, 2019 was 21%.

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

	Quarter ended
Consolidated results (dollars in millions)	March 28, 2020	March 30, 2019
Reported income taxes	$94	$72
Mark-to-market	3	(12)
Project K	—	—
Brexit impacts	—	—
Business and portfolio realignment	(3)	(7)
Adjusted income taxes	$94	$91
Reported effective income tax rate	21.1%	20.0%
Mark-to-market	0.2%	(0.8)%
Project K	—%	0.4%
Brexit impacts	—%	0.1%
Business and portfolio realignment	(0.4)%	(0.2)%
Adjusted effective income tax rate	21.3%	20.5%

Liquidity and capital resources
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We continue to expect cash provided by operating activities reduced by capital expenditures of approximately $0.9-1.0 billion in 2020. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2021, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization and Accounts Payable Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we expect to utilize certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs.

As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  The impacts of the extended customer terms program and the monetization programs on core working capital are largely offsetting. Core working capital was improved by the extension of supplier payment terms. These programs are all part of our ongoing working capital management.

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.3 billion and $1.6 billion as of March 28, 2020 and March 30, 2019, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	March 28, 2020	December 28, 2019
Notes payable	$657	$107
Current maturities of long-term debt	626	620
Long-term debt	7,163	7,195
Total debt liabilities	8,446	7,922
Less:
Cash and cash equivalents	(1,016)	(397)
Net debt	$7,430	$7,525

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Net cash provided by (used in):
Operating activities	$391	$70
Investing activities	(202)	(163)
Financing activities	477	24
Effect of exchange rates on cash and cash equivalents	(47)	20
Net increase (decrease) in cash and cash equivalents	$619	$(49)

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the quarter ended March 28, 2020, totaled $391 million compared to $70 million in the prior year. The increase is due primarily to lower cash outflows related to restructuring and business realignment, lower tax payments, and improved working capital.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 7 days and negative 6 days for the 12 month periods ended March 28, 2020 and March 30, 2019, respectively. The improvement from the prior year is due primarily to lower inventory balances.
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

	Quarter ended
(millions)	March 28, 2020	March 30, 2019
Net cash provided by operating activities	$391	$70
Additions to properties	(112)	(148)
Cash flow	$279	$(78)

Our non-GAAP measure for cash flow increased to $279 million in the quarter ended March 28, 2020, from ($78) million in the prior year quarter due primarily to lower cash outflows related to restructuring and business realignment, lower capital expenditures, lower tax payments, and improved working capital.

Investing activities
Our net cash used in investing activities totaled $202 million for the quarter ended March 28, 2020 compared to cash used of $163 million in the first quarter of 2019. The increase is due primarily to the purchase of available for sale securities during the quarter as we reallocated investments within our captive insurance company.

Financing activities
Our net cash provided by financing activities for the quarter ended March 28, 2020 totaled $477 million compared to $24 million during the first quarter of 2019, due primarily to increased proceeds from the issuance of commercial paper and lower cash used to repurchase our stock compared to the prior year quarter.

In December 2017, the board of directors approved an authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the quarter ended March 30, 2019, were 4 million shares for $220 million. The Company did not purchase shares in the quarter ended March 28, 2020 and does not expect to purchase shares during 2020.

We paid cash dividends of $195 million in the quarter ended March 28, 2020, compared to $192 million during the first quarter of 2019. The increase in dividends paid reflects our third quarter of 2019 increase in the quarterly dividend to $.57 per common share from the previous $.56 per common share. In April 2020, the board of directors declared a dividend of $.57 per common share, payable on June 15, 2020 to shareholders of record at the close of business on June 1, 2020.

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

The Five-Year and 364 Day Credit Agreements, which had no outstanding borrowings as March 28, 2020, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of March 28, 2020.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $930 million and $774 million remained outstanding under this arrangement as of March 28, 2020 and December 28, 2019, respectively.

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

If financial institutions were to terminate their participation in the Monetization Programs, working capital could be negatively impacted. Additionally for the Accounts Payable Programs, financial institutions may terminate their participation or we could experience a downgrade in our credit rating that could result in higher costs to participating suppliers and our extended payment terms being reversed, both of which could negatively impact working capital. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

Future outlook
The Company affirmed full-year guidance, with sales and profit delivery shifting toward the first half of the year as a result of the pandemic. Full-year guidance assumes the reversion to pre-pandemic consumption patterns and a shift of brand-building investment to the second half, but does not assume major supply chain or market disruptions or significant economic and currency weakness in emerging markets that could result from the pandemic. Specifically, these guidance ranges remain:

Organic net sales growth of 1-2%.

Currency-neutral adjusted operating profit is expected to decline approximately 4%, as the absence of results from the divested businesses more than offsets growth in the base business.

Currency-neutral adjusted EPS is expected to decline by approximately 3-4%, as the absence of results from the divested businesses more than offsets growth in the base business.

Cash provided by operating activities is projected to be $1.5 to $1.6 billion. Capital expenditures are expected to be approximately $0.6 billion. Cash flow, defined as cash provided by operating activities reduced by capital expenditures, continues to be projected at $0.9 to $1.0 billion.

We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments because these impacts are dependent on future changes in market conditions. Similarly, because of volatility in foreign exchange rates and shifts in country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2020:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		~$60-$70M	~$0.17-$0.20
Income tax impact applicable to adjustments, net**			~$0.04
Currency-neutral adjusted guidance*	(2)%-0%	~(4)%	(3)%-(4)%
Absence of results from divested business	~4%
53rd Week	(1)-(2)%
Organic guidance*	1-2%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2020
Net cash provided by (used in) operating activities	$1.5-$1.6
Additions to properties	~($0.6)
Cash Flow	$0.9-$1.0

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

Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the expected benefits and costs of the divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts, and ice-cream cones businesses of the Company, the risk that disruptions from the divestiture will divert management's focus or harm our business, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, risks associated with our provision of transition services to the divested businesses post-closing, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
Refer to disclosures contained within Item 7A of our 2019 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 28, 2020.

Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net sales and operating profit when translated to U.S. dollars.  Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro. There is significant uncertainty surrounding impact of COVID-19 on financial markets and we will continue to monitor the business for adverse impacts related to the pandemic.

During the quarter ended March 28, 2020, we've entered into forward starting interest swaps with notional amounts totaling $275 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar debt. These swaps were designated as cash flow hedges.

We have interest rate contracts with notional amounts totaling $2.1 billion representing a net settlement obligation of $70 million as of March 28, 2020. We had interest rate contracts with notional amounts totaling $1.9 billion representing a net settlement obligation of $6 million as of December 28, 2019.

We have cross currency swaps with notional amounts totaling $1.5 billion outstanding as of March 28, 2020 representing a net settlement receivable of $148 million. The total notional amount of cross currency swaps outstanding as of December 28, 2019 was $1.5 billion representing a net settlement receivable of $85 million.
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
As of March 28, 2020, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and/or cash flows.
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing.
Measures enacted by authorities, and actions taken by the Company, to mitigate the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, have impacted and may further impact all or portions of our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed. A shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions or absenteeism, or reductions in capacity utilization levels, could result in us incurring additional direct costs and experiencing lost revenue. Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business. The COVID-19 pandemic could disrupt our supply chain, operations and routes to market or those of our suppliers, their suppliers or our brokers or distributors. These disruptions or our failure to effectively respond to them, could increase product or distribution costs, or cause delays or inability to deliver products to our customers. We have experienced temporary disruptions to our supply chain in certain markets that, to date, have not been material to our consolidated results. These disruptions to our work force and supply could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Further, we have recently delayed certain capital and innovation projects due to the COVID-19 pandemic. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period could result in additional delays or modifications to these projects and other productivity, capital and innovation projects and hinder our ability to achieve the project objectives.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty, including inflation, interest rates, availability of capital markets, consumer spending rates and energy availability and costs (including fuel surcharges). We expect the COVID-19 pandemic to result in lower revenues in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores).
The duration and significance of this sustained demand is uncertain. Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

•
Consumers may shift purchases to more generic, lower-priced, or other value offerings, or may forego certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;

•
Disruptions or uncertainties related to the COVID-19 pandemic could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our objective to reduce our operating cost structure in both our supply chain and overhead costs;

•
A strengthening in the U.S. dollar relative to other currencies in the countries in which we operate would negatively affect our reported results of operations and financial results due to currency translation losses and currency transaction losses;

•	Decreased demand for our products due to unemployment as a result of the COVID-19 pandemic;

•	Volatility in commodity and other input costs could substantially impact our result of operations and our commodity hedging activities might not sufficiently offset this volatility;

•	Volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and

•
Increased volatility and pricing in the capital markets and commercial paper markets could limit our access to our preferred sources of liquidity when we would like, and our borrowing costs could increase.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section of our 10-K, such as those relating to our reputation, brands, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and depends on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, the impact of the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended March 28, 2020.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/29/2019 - 1/25/2020	—	$—	—	$1,500
Month #2:
1/26/2020 - 2/22/2020	—	$—	—	$1,500
Month #3:
2/23/2020 - 3/28/2020	—	$—	—	$1,500
Total	—	$—	—

Item 6. Exhibits

(a)	Exhibits:

4.1
364-Day Credit Agreement dated as of January 28, 2020 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2020, Commission file number 1-4171

10.1	2020-2022 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171
10.3	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 1, 2020

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
4.1
364-Day Credit Agreement dated as of January 28, 2020 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2020, Commission file number 1-4171
IBRF
10.1	2020-2022 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171	IBRF
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171	IBRF
10.3	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E