Form 10-Q
period 2020-06-27
KELLOGG CO
filed 2020-07-31
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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
Yes  ☐    No  ☒
Common Stock outstanding as of June 27, 2020 — 342,919,265 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 27, 2020 (unaudited)	December 28, 2019
Current assets
Cash and cash equivalents	$1,047	$397
Marketable securities	200	—
Accounts receivable, net	1,692	1,576
Inventories	1,230	1,226
Other current assets	323	232
Total current assets	4,492	3,431
Property, net	3,436	3,612
Operating lease right-of-use assets	662	541
Goodwill	5,768	5,861
Other intangibles, net	2,486	2,576
Investments in unconsolidated entities	399	404
Other assets	1,308	1,139
Total assets	$18,551	$17,564
Current liabilities
Current maturities of long-term debt	$1,396	$620
Notes payable	121	107
Accounts payable	2,393	2,387
Current operating lease liabilities	115	114
Accrued advertising and promotion	694	641
Other current liabilities	1,137	909
Total current liabilities	5,856	4,778
Long-term debt	6,929	7,195
Operating lease liabilities	532	433
Deferred income taxes	597	596
Pension liability	697	705
Other liabilities	534	543
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	929	921
Retained earnings	8,166	7,859
Treasury stock, at cost	(4,613)	(4,690)
Accumulated other comprehensive income (loss)	(1,717)	(1,448)
Total Kellogg Company equity	2,870	2,747
Noncontrolling interests	536	567
Total equity	3,406	3,314
Total liabilities and equity	$18,551	$17,564
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(unaudited)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$3,465	$3,461	$6,877	$6,983
Cost of goods sold	2,268	2,275	4,536	4,690
Selling, general and administrative expense	691	789	1,375	1,515
Operating profit	506	397	966	778
Interest expense	69	75	133	149
Other income (expense), net	30	45	79	97
Income before income taxes	467	367	912	726
Income taxes	109	74	203	146
Earnings (loss) from unconsolidated entities	(4)	(1)	(5)	(3)
Net income	354	292	704	577
Net income attributable to noncontrolling interests	3	6	6	9
Net income attributable to Kellogg Company	$351	$286	$698	$568
Per share amounts:
Basic earnings	$1.02	$0.84	$2.04	$1.66
Diluted earnings	$1.02	$0.84	$2.02	$1.66
Average shares outstanding:
Basic	343	340	342	341
Diluted	345	341	345	342
Actual shares outstanding at period end			343	341
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended June 27, 2020			Year-to-date period ended June 27, 2020
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$354			$704
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(20)	$10	(10)	$(261)	$(10)	(271)
Cash flow hedges:
Unrealized gain (loss)	12	(3)	9	(53)	14	(39)
Reclassification to net income	5	(2)	3	7	(2)	5
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	1	—	(2)	1	(1)
Prior service cost	(1)	—	(1)	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	5	—	5	2	—	2
Other comprehensive income (loss)	$—	$6	$6	$(308)	$3	$(305)
Comprehensive income			$360			$399
Net Income attributable to noncontrolling interests			3			6
Other comprehensive income (loss) attributable to noncontrolling interests			(4)			(36)
Comprehensive income attributable to Kellogg Company			$361			$429

	Quarter ended June 29, 2019			Year-to-date period ended June 29, 2019
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$292			$577
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(5)	$1	(4)	$61	$(9)	52
Cash flow hedges:
Reclassification to net income	2	(1)	1	3	(1)	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	1	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	1	—	1	3	—	3
Other comprehensive income (loss)	$(3)	$1	$(2)	$65	$(9)	$56
Comprehensive income			$290			$633
Net Income attributable to noncontrolling interests			6			9
Other comprehensive income (loss) attributable to noncontrolling interests			—			3
Comprehensive income attributable to Kellogg Company			$284			$621
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended June 27, 2020
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, March 28, 2020	421	$105	$911	$8,010	78	$(4,625)	$(1,727)	$2,674	$538	$3,212
Net income				351				351	3	354
Dividends declared ($0.57 per share)				(195)				(195)		(195)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							10	10	(4)	6
Stock compensation			18					18		18
Stock options exercised and other			—	—	—	12		12		12
Balance, June 27, 2020	421	$105	$929	$8,166	78	$(4,613)	$(1,717)	$2,870	$536	$3,406

	Year-to-date period ended June 27, 2020
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income				698				698	6	704
Dividends declared ($1.14 per share)				(390)				(390)		(390)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							(269)	(269)	(36)	(305)
Stock compensation			37					37		37
Stock options exercised and other			(29)	(1)	(1)	77		47		47
Balance, June 27, 2020	421	$105	$929	$8,166	78	$(4,613)	$(1,717)	$2,870	$536	$3,406

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY (cont.)
(millions)

	Quarter ended June 29, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, March 30, 2019	421	$105	$877	$7,762	80	$(4,744)	$(1,467)	$2,533	$564	$3,097
Net income				286				286	6	292
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($0.56 per share)				(188)				(188)		(188)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income							(2)	(2)	—	(2)
Reclassification of tax effects relating to U.S. tax reform				—			—	—		—
Stock compensation			16					16		16
Stock options exercised and other			2	(2)	—	5		5		5
Balance, June 29, 2019	421	$105	$895	$7,858	80	$(4,739)	$(1,469)	$2,650	$562	$3,212

	Year-to-date period ended June 29, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income				568				568	9	577
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($1.12 per share)				(380)				(380)		(380)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income							53	53	3	56
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			29					29		29
Stock options exercised and other			(29)	(4)	(1)	32		(1)		(1)
Balance, June 29, 2019	421	$105	$895	$7,858	80	$(4,739)	$(1,469)	$2,650	$562	$3,212
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	June 27, 2020	June 29, 2019
Operating activities
Net income	$704	$577
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	234	243
Postretirement benefit plan expense (benefit)	(58)	(65)
Deferred income taxes	23	23
Stock compensation	37	29
Other	(17)	1
Postretirement benefit plan contributions	(12)	(12)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(165)	(239)
Inventories	(33)	(6)
Accounts payable	105	29
All other current assets and liabilities	153	(60)
Net cash provided by (used in) operating activities	971	520
Investing activities
Additions to properties	(218)	(294)
Purchase of marketable securities	(200)	—
Acquisitions, net of cash acquired	—	(8)
Acquisition of cost method investments	(4)	—
Purchases of available for sale securities	(70)	(16)
Sales of available for sale securities	7	16
Other	(30)	(25)
Net cash provided by (used in) investing activities	(515)	(327)
Financing activities
Net issuances (reductions) of notes payable	13	391
Issuances of long-term debt	554	28
Reductions of long-term debt	(40)	—
Net issuances of common stock	60	12
Common stock repurchases	—	(220)
Cash dividends	(390)	(380)
Collateral received on derivative instruments	38	—
Other	(1)	(8)
Net cash provided by (used in) financing activities	234	(177)
Effect of exchange rate changes on cash and cash equivalents	(40)	3
Increase (decrease) in cash and cash equivalents	650	19
Cash and cash equivalents at beginning of period	397	321
Cash and cash equivalents at end of period	$1,047	$340

Supplemental cash flow disclosures
Interest paid	$140	$154
Income taxes paid	$33	$157

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$78	$100
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended June 27, 2020 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 28, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended June 27, 2020 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of June 27, 2020, $899 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $667 million of those payment obligations to participating financial institutions. As of December 28, 2019, $812 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $605 million of those payment obligations to participating financial institutions.

Adoption of new accounting standards

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 27, 2020 and December 28, 2019 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $964 million and $774 million remained outstanding under these arrangements as of June 27, 2020 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $3 million and $8 million for the quarter and year-to-date periods ended June 27, 2020, respectively and was $7 million and $15 million for the quarter and year-to-date periods ended June 29, 2019, respectively. The recorded loss is included in Other income and expense (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $30 million and $89 million remained outstanding under these programs as of June 27, 2020 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

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

Note 4 Goodwill and Other intangible assets

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$4,422	$347	$213	$879	$5,861
Currency translation adjustment	(2)	(8)	(43)	(40)	(93)
June 27, 2020	$4,420	$339	$170	$839	$5,768
Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$64	$41	$60	$429	$594
Currency translation adjustment	—	—	(15)	(26)	(41)
June 27, 2020	$64	$41	$45	$403	$553

Accumulated Amortization
December 28, 2019	$31	$21	$15	$34	$101
Amortization	2	3	1	8	14
Currency translation adjustment	—	—	(3)	(2)	(5)
June 27, 2020	$33	$24	$13	$40	$110

Intangible assets subject to amortization, net
December 28, 2019	$33	$20	$45	$395	$493
Amortization	(2)	(3)	(1)	(8)	(14)
Currency translation adjustment	—	—	(12)	(24)	(36)
June 27, 2020	$31	$17	$32	$363	$443
For intangible assets in the preceding table, amortization was $14 million for each of the year-to-date periods ended June 27, 2020 and June 29, 2019. The currently estimated aggregate annual amortization expense for full-year 2020 is approximately $28 million.
Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$1,238	$392	$70	$383	$2,083
Currency translation adjustment	—	2	(19)	(23)	(40)
June 27, 2020	$1,238	$394	$51	$360	$2,043
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
During the quarter and year-to-date periods ended June 27, 2020, the Company recorded total charges of $2 million and $3 million, respectively, related to this initiative. These charges were recorded in SG&A expense. Since inception, the Company has recognized total charges, including non-cash credits, of $41 million attributed to this initiative.
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
The overall project is expected to result in cumulative pretax charges of approximately $25 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees.
The charges related to this initiative were not material during the quarter ended and year-to-date period ended June 27, 2020. These charges were recorded in SG&A expense. Since inception, the Company has recognized total charges of $21 million attributed to this initiative.

In addition to the projects discussed above, during the quarter-end June 27, 2020 the Company also incurred restructuring costs of $4 million in the Latin America reportable segment and $8 million in the AMEA reportable segment related to reorganization and simplification of those businesses. These costs primarily relate to severance and other termination benefits.
Project K
As of the end of 2019, the Company completed implementation of all Project K initiatives. Total project charges, after-tax cash costs and annual savings delivered by Project K were in line with expectations.

During the quarter and year-to-date period ended June 29, 2019, the Company recorded total charges of $15 million and $23 million, respectively, related to Project K.

Total Projects
The tables below provide the details for charges incurred during the quarters and year-to-date periods ended June 27, 2020 and June 29, 2019 and program costs to date for all programs currently active as of June 27, 2020.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020
Employee related costs	$13	$45	$13	$42	$63
Pension curtailment (gain) loss, net	—	—	—	—	(5)
Asset related costs	—	7	—	10	—
Other costs	1	13	2	21	16
Total	$14	$65	$15	$73	$74

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020
North America	$(1)	$28	$(2)	$32	$19
Europe	2	33	3	34	41
Latin America	4	2	4	4	4
AMEA	8	2	8	3	8
Corporate	1	—	2	—	2
Total	$14	$65	$15	$73	$74
During the quarter ended June 27, 2020, the Company recorded total net charges of $14 million across all restructuring programs. These charges were comprised of $6 million recorded in COGS and $8 million recorded in SG&A expense. During the year-to-date period ended June 27, 2020, the Company recorded total charges of $15 million across all restructuring programs. The charges were comprised of $6 million recorded in COGS and $9 million recorded in SG&A expense.
During the quarter ended June 29, 2019, the Company recorded total net charges of $65 million across all restructuring programs. The charges were comprised of $11 million of expense recorded in COGS and $54 million of expense recorded in SG&A expense. During the year-to-date period ended June 29, 2019, the Company recorded total charges of $73 million across all restructuring programs. The charges were comprised of $17 million recorded in COGS and $56 million recorded in SG&A expense.
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
At June 27, 2020 total project reserves were $29 million, related to severance payments and other costs of which a substantial portion will be paid in 2020. The following table provides details for exit cost reserves related to the reorganizations described above.

	Employee Related Costs	Pension curtailment (gain) loss, net	Other Costs	Total
Liability as of December 28, 2019	$37	$—	$1	$38
2020 restructuring charges	13	—	2	15
Cash payments	(21)	—	(3)	(24)
Non-cash charges and other	—	—	—	—
Liability as of June 27, 2020	$29	$—	$—	$29

Note 6 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 8 million and 7 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 27, 2020. There were 15 million and 14 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 29, 2019. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended June 27, 2020 and June 29, 2019.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the year-to-date period ended June 27, 2020, the company did not repurchase any shares of common stock and $1.5 billion remains available under the authorization.
During the year-to-date period ended June 29, 2019, the Company repurchased approximately 4 million shares of common stock for a total of $220 million.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, adjustments for net experience losses and prior service cost related to employee benefit plans, and adjustments for unrealized gains and losses on available-for-sale securities, net of related tax effects.
Reclassifications out of AOCI for the quarter and year-to-date periods ended June 27, 2020 and June 29, 2019, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 27, 2020	Year-to-date period ended June 27, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	$5	$7	Interest expense
	$5	$7	Total before tax
	(2)	(2)	Tax expense (benefit)
	$3	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss	$(1)	$(2)	OIE
Prior service cost	(1)	(1)	See Note 9 for further details
	$(2)	$(3)	Total before tax
	1	1	Tax expense (benefit)
	$(1)	$(2)	Net of tax
Total reclassifications	$2	$3	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 29, 2019	Year-to-date period ended June 29, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	$3	Interest expense
	$2	$3	Total before tax
	(1)	(1)	Tax expense (benefit)
	$1	$2	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$(2)	See Note 9 for further details
	$(1)	$(2)	Total before tax
	1	1	Tax expense (benefit)
	$—	$(1)	Net of tax
Total reclassifications	$1	$1	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of June 27, 2020 and December 28, 2019 consisted of the following:

(millions)	June 27, 2020	December 28, 2019
Foreign currency translation adjustments	$(1,634)	$(1,399)
Cash flow hedges — unrealized net gain (loss)	(94)	(60)
Postretirement and postemployment benefits:
Net experience gain (loss)	6	7
Prior service credit (cost)	3	4
Available-for-sale securities unrealized net gain (loss)	2	—
Total accumulated other comprehensive income (loss)	$(1,717)	$(1,448)
Note 7 Debt
The following table presents the components of notes payable at June 27, 2020 and December 28, 2019:

	June 27, 2020		December 28, 2019
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$—	—%	$3	1.78%
Bank borrowings	121		104
Total	$121		$107

In May of 2020, the Company issued $500 million of ten-year 2.10% Notes due 2030, resulting in net proceeds after debt discount of $496 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of a portion of the $600 million 4.00% Notes due 2020 when they mature on December 15, 2020, and repayment of a portion of commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In connection with the May 2020 debt issuance, the Company terminated forward starting interest rate swaps with notional amounts totaling $500 million, resulting in a $51 million loss that will be amortized to interest expense over the term of the Notes. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 3.03% at June 27, 2020.
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

In April 2020, the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan was approved by shareholders, effective July 1, 2020. The plan is a tax-qualified employee stock purchase plan made available to substantially all U.S. employees, which allows participants to acquire Kellogg stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become shareholders.

The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Pre-tax compensation expense	$21	$18	$41	$32
Related income tax benefit	$6	$5	$11	$8
In February, the Company granted stock options, restricted stock units, and performance shares, in conjunction with our primary annual award, under the 2017 Long-Term Incentive Plan, approved by shareholders in 2017.

During the year-to-date period ended June 27, 2020, the Company granted approximately 0.6 million restricted stock units at a weighted average cost of $66 per share and 2.3 million non-qualified stock options at a weighted average cost of $7 per share. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2019 Annual Report on Form 10-K.
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
Compensation cost related to organic net sales growth performance and cash flow targets are revised for changes in the expected outcome. The 2020 target grant currently corresponds to approximately 338,000 shares, with a grant-date fair value of $66 per share.
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

Pension

	Quarter ended		Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$9	$9	$18	$18
Interest cost	33	44	68	89
Expected return on plan assets	(85)	(83)	(170)	(168)
Amortization of unrecognized prior service cost	2	2	4	4
Recognized net (gain) loss	43	10	57	11
Net periodic benefit cost	$2	$(18)	$(23)	$(46)
Curtailment (gain) loss	(7)	—	(7)	—
Total pension (income) expense	$(5)	$(18)	$(30)	$(46)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$4	$4	$7	$7
Interest cost	8	10	16	20
Expected return on plan assets	(23)	(21)	(46)	(42)
Amortization of unrecognized prior service cost	(3)	(2)	(5)	(4)
Total postretirement benefit (income) expense	$(14)	$(9)	$(28)	$(19)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$1	$1	$2	$2
Interest cost	—	1	—	1
Recognized net (gain) loss	(1)	(1)	(2)	(2)
Total postemployment benefit expense	$—	$1	$—	$1

For the quarter and year-to-date periods ended June 27, 2020, the Company recognized a gain of $6 million and loss of $8 million, respectively, related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement recognized was due primarily to changes in the discount rate relative to the previous measurement.

During the second quarter of 2020, the Company recognized a curtailment gain of $7 million, as certain U.S. pension plan benefits were frozen for a portion of the population. The Company remeasured the benefit obligation for the impacted pension plan, resulting in a mark-to-market loss of $49 million. The loss was due primarily to a lower discount rate partially offset by plan asset returns in excess of the expected rate of return.

For the quarter and year-to-date periods ended June 29, 2019, the Company recognized a loss of $10 million and $11 million, respectively, related to the remeasurement of a U.S. pension plan as current year distributions were expected to exceed service and interest costs, resulting in settlement accounting for that particular plan. The amount of the remeasurement loss recognized was due primarily to an unfavorable change in the discount rate.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 27, 2020	$—	$6	$6
June 29, 2019	$3	$4	$7
Year-to-date period ended:
June 27, 2020	$3	$9	$12
June 29, 2019	$4	$8	$12
Full year:
Fiscal year 2020 (projected)	$7	$19	$26
Fiscal year 2019 (actual)	$10	$18	$28

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Multi-employer pension plan exit liability
During the second quarter of 2020, the Company adjusted the estimated withdrawal liability associated with a plan withdrawn from during the third quarter of 2019. The adjustment resulted in a gain of $5 million during the second quarter and resulted from a July 2020 agreement with the plan under which the Company paid $7 million in full settlement of the withdrawal liability.
Note 10 Income taxes
The consolidated effective tax rate for the quarter ended June 27, 2020 was 23% as compared to 20% in the same quarter of the prior year. The consolidated effective tax rate for the year-to-date periods ended June 27, 2020 and June 29, 2019 was 22% and 20%, respectively. The effective tax rate for the quarter and year-to-date periods ended June 27, 2020, were unfavorably impacted by the remeasurement of deferred taxes primarily due to a change in the Company's indefinite reinvestment assertion on foreign earnings of a subsidiary during the second quarter.

As of June 27, 2020, the Company classified $22 million of unrecognized tax benefits as a net current tax liability. The Company believes a decrease of $44 million in unrecognized tax benefits during the next twelve months is reasonably possible, primarily due to finalization of tax examinations. In addition, this decrease is expected to be offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of June 27, 2020 was $95 million. Of this balance, $85 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

December 28, 2019	$90
Tax positions related to current year:
Additions	3
Reductions	—
Tax positions related to prior years:
Additions	3
Reductions	—
Settlements	(1)
Lapse in statute of limitations	—
June 27, 2020	$95

The accrual balance for tax-related interest was approximately $13 million at June 27, 2020.

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
Total notional amounts of the Company’s derivative instruments as of June 27, 2020 and December 28, 2019 were as follows:

(millions)	June 27, 2020	December 28, 2019
Foreign currency exchange contracts	$4,236	$2,628
Cross-currency contracts	1,503	1,540
Interest rate contracts	2,162	1,871
Commodity contracts	516	524
Total	$8,417	$6,563
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 27, 2020 and December 28, 2019, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of June 27, 2020 or December 28, 2019.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 27, 2020 and December 28, 2019:
Derivatives designated as hedging instruments

	June 27, 2020			December 28, 2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$74	$74	$—	$45	$45
Other assets	—	71	71	—	40	40
Interest rate contracts:
Other current assets	—	—	—	—	7	7
Other assets (a)	—	13	13	—	4	4
Total assets	$—	$158	$158	$—	$96	$96
Liabilities:
Interest rate contracts:
Other current liabilities	$—	$(1)	$(1)	$—	$(4)	$(4)
Other liabilities	—	(3)	(3)	—	—	—
Total liabilities	$—	$(4)	$(4)	$—	$(4)	$(4)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $0.7 billion as of June 27, 2020 and December 28, 2019.
Derivatives not designated as hedging instruments

	June 27, 2020			December 28, 2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$61	$61	$—	$12	$12
Other assets	—	8	8	—	—	—
Interest rate contracts:
Other current assets	—	4	4	—	—	—
Other assets	—	16	16	—	—	—
Commodity contracts:
Other current assets	3	—	3	9	—	9
Total assets	$3	$89	$92	$9	$12	$21
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(31)	$(31)	$—	$(18)	$(18)
Other liabilities	—	(6)	(6)	—	—	—
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	—	—
Other liabilities	—	(26)	(26)	—	(13)	(13)
Commodity contracts:
Other current liabilities	(14)	—	(14)	(1)	—	(1)
Total liabilities	$(14)	$(69)	$(83)	$(1)	$(31)	$(32)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.6 billion as of June 27, 2020 and December 28, 2019.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of June 27, 2020 and December 28, 2019.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		June 27, 2020	December 28, 2019	June 27, 2020	December 28, 2019
Interest rate contracts	Current maturities of long-term debt	$493	$493	$—	$—
Interest rate contracts	Long-term debt	$2,802	$2,643	$22	$19
(a) The hedged long-term debt includes $14 million and $15 million of hedging adjustment on discontinued hedging relationships as of June 27, 2020 and December 28, 2019, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of June 27, 2020 and December 28, 2019 would be adjusted as detailed in the following table:

As of June 27, 2020:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$250	$(73)	$(32)	$145
Total liability derivatives	$(87)	$73	$—	$(14)

As of December 28, 2019:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$117	$(27)	$(7)	$83
Total liability derivatives	$(36)	$27	$—	$(9)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 27, 2020 and June 29, 2019 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency denominated long-term debt	$(18)	$(35)	$—	$—
Cross-currency contracts	(4)	23	9	8	Interest expense
Total	$(22)	$(12)	$9	$8
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 27, 2020	June 29, 2019
Foreign currency exchange contracts	COGS	$(5)	$1
Foreign currency exchange contracts	Other income (expense), net	(3)	—
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	(26)	40
Total		$(33)	$41

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended June 27, 2020 and June 29, 2019 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Foreign currency denominated long-term debt	$(9)	$16	$—	$—
Cross-currency contracts	62	15	18	16	Interest expense
Total	$53	$31	$18	$16
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 27, 2020	June 29, 2019
Foreign currency exchange contracts	COGS	$46	$(10)
Foreign currency exchange contracts	Other income (expense), net	6	(1)
Foreign currency exchange contracts	SGA	4	—
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	(50)	8
Total		$7	$(3)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended June 27, 2020 and June 29, 2019:

	June 27, 2020	June 29, 2019
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$69	$75
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(2)	(13)
Derivatives designated as hedging instruments	2	13

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(5)	(2)
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended June 27, 2020 and June 29, 2019:

	June 27, 2020	June 29, 2019
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$133	$149
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(3)	(37)
Derivatives designated as hedging instruments	4	37

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7)	(3)
During the next 12 months, the Company expects $16 million of net deferred losses reported in AOCI at June 27, 2020 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 27, 2020 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of June 27, 2020 triggered by credit-risk-related contingent features.

Other fair value measurements

Marketable securities

During the quarter ended June 27, 2020, the Company invested $200 million in a mutual fund holding short term debt securities. The investment is measured at fair value using the net asset value (NAV) per share as a practical expedient and as a result, this investment has not been classified in the fair value hierarchy. As of June 27, 2020, fair value using the NAV was $200 million.

Available for sale securities

	June 27, 2020			December 28, 2019
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$62	$2	$64	$—	$—	$—
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

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.7 billion and $6.9 billion, respectively, as of June 27, 2020. The fair value and carrying value of the Company's long-term debt were $7.8 billion and $7.2 billion, respectively, as of December 28, 2019.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $86 million, net of collateral already received from those counterparties, as of June 27, 2020.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of June 27, 2020, the Company collected approximately $58 million of collateral related to reciprocal collateralization agreements which is recorded in other current liabilities. As of June 27, 2020 the Company posted $28 million in margin deposits for exchange-traded commodity derivative instruments, which was recorded in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 24% of consolidated trade receivables at June 27, 2020.
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
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash.  Both the total assets and net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $194 million and $507 million for the quarter and year-to-date periods ended June 29, 2019, respectively.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales
North America	$2,167	$2,148	$4,264	$4,437
Europe	546	541	1,072	1,038
Latin America	223	239	450	464
AMEA	529	533	1,091	1,044
Consolidated	$3,465	$3,461	$6,877	$6,983
Operating profit
North America	$464	$322	$830	$702
Europe	92	36	162	96
Latin America	31	17	53	38
AMEA	38	45	84	92
Total Reportable Segments	625	$420	$1,129	$928
Corporate	(119)	(23)	(163)	(150)
Consolidated	$506	$397	$966	$778

Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Snacks*	$1,522	$1,741	$3,076	$3,521
Cereal*	1,444	1,256	2,769	2,531
Frozen	284	256	578	527
Noodles and other	215	208	454	404
Consolidated	$3,465	$3,461	$6,877	$6,983
* The year-to-date snacks and cereal net sales reflect the correction of an error in the Company’s first quarter 2020 disclosure. First quarter net sales for snacks was understated $229 million and net sales for cereal was overstated $229 million within the disclosure included in our previously issued first quarter financial statements. The revisions, which did not impact consolidated net sales, are not considered material to the first or second quarter 2020 financial statements.

Note 13 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	June 27, 2020 (unaudited)	December 28, 2019
Trade receivables	$1,452	$1,315
Allowance for doubtful accounts	(23)	(10)
Refundable income taxes	13	56
Other receivables	250	215
Accounts receivable, net	$1,692	$1,576
Raw materials and supplies	$327	$303
Finished goods and materials in process	903	923
Inventories	$1,230	$1,226
Property	$8,921	$9,051
Accumulated depreciation	(5,485)	(5,439)
Property, net	$3,436	$3,612
Pension	$269	$241
Deferred income taxes	223	231
Nonpension postretirement benefits	312	283
Other	504	384
Other assets	$1,308	$1,139
Accrued income taxes	$146	$42
Accrued salaries and wages	253	290
Other	738	577
Other current liabilities	$1,137	$909
Income taxes payable	$82	$81
Nonpension postretirement benefits	31	33
Other	421	429
Other liabilities	$534	$543

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

In 2016, a class action complaint was filed against Kellogg in the Northern District of California relating to statements made on packaging for certain products. In August 2019, the Court ruled in favor of the plaintiff regarding certain statements made on the Company’s products and ordered the parties to conduct settlement discussions related to all matters in dispute. In October 2019, the plaintiff filed a motion to the Court to approve a settlement between Kellogg and the class. During 2019, the Company concluded that the contingency related to the unfavorable ruling was probable and estimable, resulting in a liability being recorded. In February 2020, the Court denied plaintiff’s motion to approve the settlement and the parties are continuing arbitration. This litigation, including any potential settlement, is not expected to have a material impact on the Company’s consolidated financial statements.  The Company will continue to evaluate the likelihood of potential outcomes as the litigation continues.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at June 27, 2020. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

KELLOGG COMPANY
PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this report. Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands.  We record net sales upon delivery of shipments to our customers.  Consumption and share data noted within is based on Nielsen x-AOC or other comparable source, for the applicable period. Consumption refers to consumer purchases of our products from our customers. Unless otherwise noted, consumption and shipment trends are materially consistent.

For more than 110 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellogg products are manufactured and marketed globally.

COVID-19 Response
In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread across the world.  To limit the spread of COVID-19, governments took various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. While many governments have eased stay-at-home orders, some governments have taken steps to reimplement restrictions. The Company has taken proactive steps to protect our people and otherwise mitigate the impact to our business. The Company’s business has been designated as “essential services”, “critical infrastructure” and the like by governments where we operate. The Company has taken numerous measures during the pandemic to fulfill our key objectives: 1) ensuring the health and safety of our employees, 2) safely producing and delivering our foods to customers and consumers, 3) supporting the communities in which we operate, and 4) maintaining financial flexibility. Our efforts have been led by the Company’s Executive Committee, a committee composed of senior leaders, and our global Crisis Management Process. As part of that process, we have worked closely with medical, regulatory and other experts as we deliver on our objectives.

Employee health and safety
The health and safety of our employees is our top priority. As a result, the Company has designed and implemented a number of actions across the business. From the outset of the pandemic, the Company restricted travel and visitors to its facilities, prohibited external group meetings and established quarantine procedures for any potentially exposed employees. The Company subsequently required employees who could do so to work remotely to further minimize the exposure of our employees to COVID-19. At this time, most of our office employees continue to work remotely. For those who are not able to work remotely, the Company implemented new protocols at all of our facilities to protect our employees, including temperature checks, social distancing, response plans, face coverings, contact tracing, enhanced sanitation procedures, and additional personal protection equipment

Maintain our ability to produce and deliver essential food supply
In addition to our efforts to keep our people safe, the Company has taken several actions to ensure that we maintain our ability to operate effectively during this pandemic, providing our foods to our customers and consumers. While we have experienced limited disruption in the operation of our facilities, we are taking the appropriate actions to ensure the continuity of our business. We are working proactively with our suppliers to maintain our supply of raw materials and packaging during this time of increased demand for our products. We have secured access to contracted labor forces. We have made incremental investments in our workforce, additional warehouse capacity and increased access to transportation so that our products are delivered in a timely manner to our customers. In conjunction with our management of production capacity, we have simplified our operations (as well as our customers' operations) by prioritizing our offerings to increase the supply of our most demanded products to our customers, as well as delaying innovation launches and commercial activities. At the same time, the Company reinforced food safety practices across our manufacturing network.

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

Community support
Kellogg is a company with a heart and soul, and we are working together across our company to help our food bank partners and neighbors in need. To date, Kellogg and our charitable funds have donated almost $15 million in cash and food to global COVID-19 hunger relief efforts. As always, through our global Kellogg’s® Better Days purpose platform, we help deliver critical nourishment to people when they need it most. Local governments have identified food security as a top priority in their fight against COVID-19. With school and business closures and “shelter-at-home” mandates, Kellogg is providing support to our food bank partners on the front-lines, helping those who may not know where their next meal is coming from.
Maintain financial flexibility
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities reduced by capital expenditures of approximately $1.0 billion in 2020. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2021, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. In May, we issued $500 million of ten-year 2.10% Notes in anticipation of our $600 million December maturity. We continue to utilize available capacity within the Monetization and Accounts Payable Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we utilized certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

Monitoring future impacts
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The Company is actively monitoring the pandemic and related governmental actions as they continue to develop and evolve. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Beginning in March, the Company experienced a significant increase in demand for our retail products as consumers stocked up on food for at-home consumption in those markets. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of high demand. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of employee safety and maintaining food supply, and lower revenues for certain emerging market countries with a higher concentration of traditional trade outlets. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests for the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

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

•Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral net sales. In addition, we exclude the impact of acquisitions, divestitures, and foreign currency, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•Adjusted: operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

•Net debt: Defined as the sum of long-term debt, current maturities of long-term debt and notes payable, less cash and cash equivalents and marketable securities. With respect to net debt, cash and cash equivalents and marketable securities are subtracted from the GAAP measure, total debt liabilities, because they could be used to reduce the Company’s debt obligations. Company management and investors use this non-GAAP measure to evaluate changes to the Company's capital structure and credit quality assessment.

•Cash flow: Defined as net cash provided by operating activities reduced by expenditures for property additions. Cash flow does not represent the residual cash flow available for discretionary expenditures. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases once all of the Company’s business needs and obligations are met. Additionally, certain performance-based compensation includes a component of this non-GAAP measure.

These measures have not been calculated in accordance with GAAP and should not be viewed as a substitute for GAAP reporting measures.

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $86 million and $74 million for the quarter and year-to-date periods ended June 27, 2020, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $43 million and $57 million for the quarter and year-to-date periods ended June 27, 2020, respectively. Additionally, we recorded a pre-tax mark-to-market benefit of $35 million and a pre-tax mark-to-market expense of $6 million for the quarter and year-to-date periods ended June 29, 2019, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $11 million and $10 million for the quarter and year-to-date periods ended June 29, 2019.

Project K
In 2019, the Company completed implementation of all Project K initiatives. We recorded pre-tax charges related to this program of $15 million and $23 million for the quarter and year-to-date periods ended June 29, 2019, respectively.

See the Restructuring Programs section for more information.

Brexit impacts
During 2019, with the uncertainty of the United Kingdom's (U.K.) exit from the European Union (EU), commonly referred to as Brexit, we incurred certain costs to proactively prepare for the potential adverse impacts, such as delays at ports of entry and departure. As a result, we incurred pretax charges of $3 million and $6 million for the quarter and year-to-date periods ended June 29, 2019, respectively.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $17 million and $23 million for the quarter and year-to-date periods ended June 27, 2020, respectively. We also recorded pre-tax charges of $83 million and $114 million for the quarter and year-to-date periods ended June 29, 2019, respectively.

Multi-employer pension plan withdrawal
During the second quarter of 2020, the Company recorded a pre-tax gain of approximately $5 million related to the settlement of a multi-employer pension plan withdrawal liability.

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  The operating results for these businesses were included primarily in our North America reportable segment, and to a lesser extent, Latin America, prior to the sale. Reported net sales for the divested businesses totaled $194 million and $507 for the quarter and year-to-date periods ended June 29, 2019.

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

Financial results
For the quarter ended June 27, 2020, our reported net sales were flat versus the prior year as the absence of results from the businesses divested in July 2019 and unfavorable foreign currency were offset by strong organic growth. Net sales growth was mostly attributable to increased demand for packaged foods for at-home consumption as a result of the global pandemic, partially offset by a decline in away-from-home channels and modestly negative price/mix due to country and category mix. Organic net sales increased 9% from the prior year after excluding the impact of the divestiture and foreign currency.

Second quarter reported operating profit increased 27% versus the year-ago quarter due primarily to higher net sales and operating leverage, lower business and portfolio realignment charges, and lower brand building due to the phasing of spending towards the back half of the year, partially offset by unfavorable mark-to-market impacts, the absence of results from the divested businesses, incremental safety, sanitation, and labor costs related to the pandemic, and foreign currency impacts. Currency-neutral adjusted operating profit increased almost 27%, after excluding the impact of the divested businesses, mark-to-market, business and portfolio realignment, Project K, and foreign currency.

Reported diluted EPS of $1.02 for the quarter was up 21% compared to the prior year quarter of $0.84 due to higher operating profit and lower business and portfolio realignment charges versus the prior year. These impacts were partially offset by the absence of results from the businesses divested in July 2019, a higher tax rate and unfavorable foreign currency. Currency-neutral adjusted diluted EPS of $1.26 for the quarter increased 27% compared to prior year quarter of $0.99, after excluding the impact of mark-to-market, business and portfolio realignment, Project K, and foreign currency.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Reported net income	$351	$286	$698	$568
Mark-to-market (pre-tax)	(86)	35	(74)	(6)
Project K (pre-tax)	—	(15)	—	(23)
Brexit impacts (pre-tax)	—	(3)	—	(6)
Business and portfolio realignment (pre-tax)	(17)	(83)	(23)	(114)
Multi-employer pension plan withdrawal (pre-tax)	5	—	5	—
Income tax impact applicable to adjustments, net*	23	15	23	34
Adjusted net income	$426	$337	$766	$683
Foreign currency impact	(9)	—	(13)	—
Currency-neutral adjusted net income	$435	$337	$780	$683
Reported diluted EPS	$1.02	$0.84	$2.02	$1.66
Mark-to-market (pre-tax)	(0.25)	0.10	(0.21)	(0.02)
Project K (pre-tax)	—	(0.05)	—	(0.07)
Brexit impacts (pre-tax)	—	(0.01)	—	(0.02)
Business and portfolio realignment (pre-tax)	(0.05)	(0.24)	(0.07)	(0.33)
Multi-employer pension plan withdrawal (pre-tax)	0.01	—	0.01	—
Income tax impact applicable to adjustments, net*	0.07	0.05	0.07	0.10
Adjusted diluted EPS	$1.24	$0.99	$2.22	$2.00
Foreign currency impact	(0.02)		(0.04)
Currency-neutral adjusted diluted EPS	$1.26	$0.99	$2.26	$2.00
Currency-neutral adjusted diluted EPS growth	27.3%		13.0%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2020 versus 2019:

Quarter ended June 27, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,167	$546	$223	$529	$—	$3,465
Foreign currency impact on total business (inc)/dec	(6)	(18)	(48)	(31)	—	(103)
Organic net sales	$2,173	$564	$271	$560	$—	$3,569

Quarter ended June 29, 2019
(millions)
Reported net sales	$2,148	$541	$239	$533	$—	$3,461
Divestiture	191	—	2	—	—	194
Organic net sales	$1,956	$542	$237	$533	$—	$3,268

% change - 2020 vs. 2019:
Reported growth	0.9%	0.8%	(6.9)%	(0.7)%	—%	0.1%
Foreign currency impact on total business (inc)/dec	(0.3)%	(3.3)%	(20.0)%	(5.8)%	—%	(3.0)%
Currency-neutral growth	1.2%	4.1%	13.1%	5.1%	—%	3.1%
Divestiture	(9.9)%	—%	(1.2)%	—%	—%	(6.1)%
Organic growth	11.1%	4.1%	14.3%	5.1%	—%	9.2%
Volume (tonnage)	13.0%	8.7%	11.4%	5.8%	—%	10.3%
Pricing/mix	(1.9)%	(4.6)%	2.9%	(0.7)%	—%	(1.1)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended June 27, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$464	$92	$31	$38	$(119)	$506
Mark-to-market	—	—	—	—	(43)	(43)
Business and portfolio realignment	—	(1)	(4)	(10)	(1)	(17)
Multi-employer pension plan withdrawal	5	—	—	—	—	5
Adjusted operating profit	$459	$94	$35	$48	$(75)	$562
Foreign currency impact	(1)	(3)	(6)	(3)	1	(11)
Currency-neutral adjusted operating profit	$460	$97	$42	$51	$(76)	$573

Quarter ended June 29, 2019
(millions)
Reported operating profit	$322	$36	$17	$45	$(23)	$397
Mark-to-market	—	—	—	—	46	46
Project K	(10)	—	(2)	(3)	—	(15)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(42)	(32)	(2)	(2)	(5)	(83)
Adjusted operating profit	$374	$72	$22	$49	$(64)	$452

% change - 2020 vs. 2019:
Reported growth	44.2%	156.6%	77.1%	(13.7)%	(445.3)%	27.3%
Mark-to-market	—%	—%	—%	—%	(434.2)%	(29.2)%
Project K	4.5%	3.5%	21.7%	4.6%	0.4%	6.8%
Brexit impacts	—%	17.1%	—%	—%	—%	1.1%
Business and portfolio realignment	15.5%	104.9%	(5.3)%	(16.7)%	6.1%	23.4%
Multi-employer pension plan withdrawal	1.2%	—%	—%	—%	—%	1.0%
Adjusted growth	23.0%	31.1%	60.7%	(1.6)%	(17.6)%	24.2%
Foreign currency impact	(0.2)%	(4.1)%	(28.7)%	(5.3)%	1.7%	(2.5)%
Currency-neutral adjusted growth	23.2%	35.2%	89.4%	3.7%	(19.3)%	26.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the second quarter increased almost 1% versus the prior year as strong organic growth was partially offset by the absence of results from the businesses divested in July 2019. Net sales growth was driven by increased demand for packaged foods for at-home consumption as a result of the pandemic. This acceleration of demand was partly offset by a related decline in net sales in the away from home channels, also due to the pandemic. Organic net sales increased 11% after excluding the impact of the divestiture and foreign currency.

During the second quarter, shipments exceeded consumption across most of our retail categories resulting in the anticipated replenishment of trade inventory held by retailers, which was largely depleted during the first quarter. In general, trade inventory levels at the end of the second quarter approximate typical pre-pandemic levels. Our net sales performance could be impacted in future periods by fluctuations in trade inventory levels. The timing and extent of any impact will depend on the how the pandemic impacts demand in subsequent periods as well as decisions made by our retail customers.

Net sales % change - second quarter 2020 vs. 2019:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(12.8)%	(0.1)%	(12.7)%	(18.7)%	6.0%
Cereal	25.0%	(0.6)%	25.6%	—%	25.6%
Frozen	10.6%	(0.3)%	10.9%	—%	10.9%

North America snacks reported net sales decreased 13% due to the absence of the divested businesses, whose results were seasonally weighted to the first half of the year. Organic net sales increased 6.0% in the quarter due to high demand for packaged foods for at-home consumption as a result of the pandemic. Cracker consumption in the U.S. increased nearly 9%, resulting in gained share, led by Cheez-it, Club and Carr's. In salty snacks, Pringles grew consumption, with it's core-four flavors growing in line with the category.

North America cereal reported net sales increased 25% during the second quarter, as a result of share gains as well as pandemic-related consumption growth. U.S. cereal consumption was up almost 16% year on year, outpacing the category. Importantly, we are gaining share not only behind taste-fun brands like Froot Loops and Frosted Flakes, but also behind Health & Wellness-oriented brands that we set out to revitalize this year through refreshed messaging and media. Special K gained share in Q2, as did Mini-Wheats and Raisin Bran.

North America frozen foods reported net sales increased 11% during the second quarter, driven by share gains of our Eggo brand and double-digit consumption growth of Morningstar Farms. In the frozen “from the griddle” category, our Eggo brand posted consumption growth of approximately 26% during the quarter, gaining substantial share, while our Kashi brand grew consumption by approximately 19%. We outpaced each of the category’s three product segments – waffles, pancakes, and French toast – aided by the strong innovation and renovation we have completed over the past year. In frozen veggie foods, our MorningStar Farms brand grew consumption by more than 31% in the quarter, with growth being limited only by capacity limitations in the quarter.

Canada reported net sales growth, despite unfavorable foreign currency, due to growth in cereal and frozen foods resulting from share gains as well as pandemic-related consumption growth.

North America reported operating profit increased 44% due to higher net sales and operating leverage, lower Project K and business and portfolio realignment costs, and lower brand building due to the phasing of spending towards the back half of the year, partially offset by the absence of results of the divested businesses. Currency-neutral adjusted operating profit increased 23%, after excluding the impact of Project K, business and portfolio realignment, multi-employer pension withdrawal impacts and foreign currency.

Europe
Reported net sales increased 0.8% due to elevated demand for at-home consumption of our products partially offset by unfavorable foreign currency. Organic net sales increased 4.1%.

Cereal reported net sales growth for the quarter was driven largely by accelerated consumption in our developed markets as a result of share gains in our five largest markets (UK, France, Germany, Italy, and Spain) as well as pandemic-related consumption growth during the stay-at-home mandates. Snacks reported net sales declined due to reduced demand for on-the-go foods and pack formats, and the repurpose of marketing programs for Pringles due to the cancellation of a major sporting event.

Reported operating profit increased 157% due primarily to higher sales, lower business and portfolio realignment costs, and lower brand building due to the phasing of spending towards the back half of the year, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 35% after excluding the impact of foreign currency, and costs related to Project K, business and portfolio realignment.

Latin America
Reported net sales decreased 6.9% due primarily to the impact of unfavorable foreign currency and the divestiture. Organic net sales increased 14%, after excluding the impact of the divestiture and foreign currency, driven by higher cereal sales, which accelerated during stay-at-home mandates as consumers increased purchases of food for at-home consumption in modern trade channels as a result of the pandemic.

Cereal performance was led by growth in Mexico, including strong growth prior to stay-at-home mandates.

Snacks net sales declined during the quarter due to the shut-downs of high frequency stores and diminished on-the-go snacking occasions during the pandemic.

Reported operating profit increased 77% due to higher organic net sales partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 89% after excluding the impact of foreign currency, business and portfolio realignment and Project K.

AMEA
Reported net sales declined 0.7% due primarily to unfavorable foreign currency offset by growth in developed market cereal and our West Africa distribution business, Multipro. Organic net sales increased 5.1% after excluding the impact of foreign currency.

Cereal reported net sales growth for the region was driven by elevated demand for at-home consumption of our products in developed markets, primarily Australia and South Africa as well as emerging markets in our MENAT business.

Snacks reported net sales declined due to pandemic-related disruptions and slowing economies in the region in the Middle East and other emerging markets, like India.

Reported operating profit decreased 14% due primarily to the negative impact of foreign currency and higher business and portfolio realignment charges, partially offset by higher organic net sales. Currency-neutral adjusted operating profit increased 3.7%, after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Corporate
Reported operating profit decreased $96 million versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $12 million from the prior year after excluding the impact of mark-to-market and business and portfolio realignment activities.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended June 27, 2020 versus June 29, 2019:

Year-to-date period ended June 27, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$4,264	$1,072	$450	$1,091	$—	$6,877
Foreign currency impact on total business (inc)/dec	(8)	(31)	(68)	(48)	—	(156)
Organic net sales	$4,272	$1,103	$518	$1,139	$—	$7,033

Year-to-date period ended June 29, 2019
(millions)
Reported net sales	$4,437	$1,038	$464	$1,044	$—	$6,983
Divestiture	502	—	5	—	—	507
Organic net sales	$3,935	$1,038	$460	$1,044	$—	$6,476

% change - 2020 vs. 2019:
Reported growth	(3.9)%	3.3%	(3.2)%	4.5%	—%	(1.5)%
Foreign currency impact on total business (inc)/dec	(0.2)%	(3.0)%	(14.6)%	(4.6)%	—%	(2.2)%
Currency-neutral growth	(3.7)%	6.3%	11.4%	9.1%	—%	0.7%
Divestiture	(12.3)%	—%	(1.2)%	—%	—%	(7.9)%
Organic growth	8.6%	6.3%	12.6%	9.1%	—%	8.6%
Volume (tonnage)	8.9%	9.0%	10.8%	9.8%	—%	9.4%
Pricing/mix	(0.3)%	(2.7)%	1.8%	(0.7)%	—%	(0.8)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended June 27, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$830	$162	$53	$84	$(163)	$966
Mark-to-market	—	—	—	—	(17)	(17)
Business and portfolio realignment	—	(2)	(4)	(12)	(4)	(23)
Multi-employer pension plan withdrawal	5	—	—	—	—	5
Adjusted operating profit	$825	$164	$57	$96	$(142)	$1,001
Foreign currency impact	(1)	(4)	(8)	(5)	1	(17)
Currency-neutral adjusted operating profit	$826	$169	$65	$102	$(143)	$1,018

Year-to-date period ended June 29, 2019
(millions)
Reported operating profit	$702	$96	$38	$92	$(150)	$778
Mark-to-market	—	—	—	—	4	4
Project K	(14)	(1)	(4)	(4)	—	(23)
Brexit impacts	—	(6)	—	—	—	(6)
Business and portfolio realignment	(53)	(36)	(2)	(2)	(21)	(114)
Adjusted operating profit	$769	$139	$44	$97	$(132)	$917

% change - 2020 vs. 2019:
Reported growth	18.2%	69.2%	39.3%	(8.2)%	(9.5)%	24.1%
Mark-to-market	—%	—%	—%	—%	(13.8)%	(2.8)%
Project K	2.3%	2.5%	13.7%	3.5%	0.1%	3.7%
Brexit impacts	—%	9.2%	—%	—%	—%	0.9%
Business and portfolio realignment	8.0%	39.4%	(3.9)%	(10.7)%	12.1%	12.7%
Multi-employer pension plan withdrawal	0.6%	—%	—%	—%	—%	0.5%
Adjusted growth	7.3%	18.1%	29.5%	(1.0)%	(7.9)%	9.1%
Foreign currency impact	(0.2)%	(3.2)%	(17.1)%	(5.4)%	0.7%	(1.9)%
Currency-neutral adjusted growth	7.5%	21.3%	46.6%	4.4%	(8.6)%	11.0%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 3.9% versus the first half of 2019, due primarily to the absence of results from the businesses divested in July 2019, partially offset by strong organic growth. Net sales growth was driven by the acceleration of demand in March for snacks, cereal, and frozen food as consumers increased purchases of food for at-home consumption when the stay-at-home mandates went into effect in most of North America. This acceleration of demand was partly offset by a related decline in net sales in the away from home channels, also due to the pandemic. Organic net sales increased 8.6% after excluding the impact of the divestiture and foreign currency.

Net sales % change - second quarter year-to-date 2020 vs. 2019:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(15.1)%	(0.1)%	(15.0)%	(23.4)%	8.4%
Cereal	13.5%	(0.3)%	13.8%	—%	13.8%
Frozen	9.5%	(0.2)%	9.7%	—%	9.7%
North America snacks reported net sales decreased 15% due to the absence of the divested businesses, whose results were seasonally weighted to the first half of the year. Organic net sales increased 8.4% during the first half of 2020, as strong growth in the first two months of the year-to-date period accelerated in March when stay-at-home mandates went into effect as a result of the pandemic.

North America cereal and frozen foods reported net sales during the first half of 2020 increased 13.5% and 9.5%, respectively, as growth accelerated in March when stay-at-home mandates went into effect as a result of the pandemic.

Canada reported net sales growth, despite unfavorable foreign currency, due to growth in cereal and frozen foods resulting from market share gains as well as pandemic-related consumption growth.

North America reported operating profit increased 18% due primarily to higher net sales and operating leverage, lower Project K and business and portfolio realignment costs, and lower brand building due to the phasing of spending towards the back half of the year, partially offset by the absence of results from the businesses divested. Currency-neutral adjusted operating profit increased 7.5%, after excluding the impact of Project K, business and portfolio realignment, multi-employer pension plan withdrawal impact and foreign currency.

Europe
Reported net sales increased 3.3% due to elevated demand for at-home consumption of our products partially offset by unfavorable foreign currency. Organic net sales increased 6.3%.

Cereal reported net sales growth for the year-to-date period was driven largely by accelerated consumption in our developed markets as a result of the stay-at-home mandates. Growth in cereal was partially offset by a decline in snacks, related to reduced demand for on-the-go foods and pack formats and the repurpose of marketing programs related to Pringles due to the cancellation of major sporting event.

Reported operating profit increased 69% due primarily to higher organic net sales, lower business and portfolio realignment costs, and lower brand building due to the phasing of spending towards the back half of the year, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 21% after excluding the impact of foreign currency, and costs related to Project K, business and portfolio realignment.

Latin America
Reported net sales decreased 3.2% due primarily to the impact of unfavorable foreign currency and the divestiture. Organic net sales increased 13%, after excluding the impact of the divestiture and foreign currency. Organic net sales growth was driven by higher cereal sales, which accelerated during stay-at-home mandates as consumers increased purchases of food for at-home consumption in modern trade channels as a result of the pandemic.

Cereal performance was led by growth in Mexico, including strong growth prior to stay-at-home mandates.

Snacks net sales declined during the year-to-date period due to the shut-downs of high frequency stores and diminished on-the-go snacking occasions during the pandemic.

Reported operating profit increased 39% due to higher organic net sales partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 47% after excluding the impact of foreign currency, business and portfolio realignment and Project K costs.

AMEA
Reported net sales improved 4.5% due primarily to growth in Multipro and cereal, partially offset by unfavorable foreign currency. Organic net sales increased 9.1% after excluding the impact of foreign currency.

Cereal reported net sales growth for the region was driven by elevated demand for at-home consumption of our products in developed markets, primarily Australia and South Africa as well as emerging markets in our MENAT business.

Snacks reported net sales declined due to pandemic-related disruptions and slowing economies in the region.

Reported operating profit decreased 8.2% due primarily to the negative impact of foreign currency and higher business and portfolio realignment charges, partially offset by higher organic net sales. Currency-neutral adjusted operating profit increased 4.4%, after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Corporate
Reported operating profit decreased $13 million versus the comparable prior year-to-date period due primarily to unfavorable mark-to-market impacts partially offset by lower business and portfolio realignment costs during the current year. Currency-neutral adjusted operating profit decreased $11 million from the prior year-to-date period after excluding the impact of mark-to-market and business and portfolio realignment activities.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended June 27, 2020 and June 29, 2019 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	June 27, 2020		June 29, 2019		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,197	34.5%	$1,186	34.3%	0.2
Mark-to-market	(43)	(1.3)%	47	1.4%	(2.7)
Project K	—	—%	(11)	(0.3)%	0.3
Brexit impacts	—	—%	(3)	(0.1)%	0.1
Business and portfolio realignment	(4)	(0.1)%	(4)	(0.1)%	—
Multi-employer pension plan withdrawal	5	0.1%	—	—%	0.1
Foreign currency impact	(32)	0.2%	—	—%	0.2
Currency-neutral adjusted	$1,271	35.6%	$1,157	33.4%	2.2
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was favorable 20 basis points due primarily to operating leverage as a result of higher net sales partially offset by incremental costs of safety, sanitation, and labor related to the pandemic, unfavorable quarter over quarter mark-to-market impacts and foreign currency. Currency-neutral adjusted gross margin increased 220 basis points compared to the second quarter of 2019 after eliminating the impact of mark-to-market and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended June 27, 2020 and June 29, 2019 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	June 27, 2020		June 29, 2019		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$2,341	34.0%	$2,293	32.8%	1.2
Mark-to-market	(21)	(0.3)%	5	—%	(0.3)
Project K	—	—%	(17)	(0.2)%	0.2
Brexit impacts	—	—%	(6)	(0.1)%	0.1
Business and portfolio realignment	(4)	(0.1)%	(8)	(0.1)%	—
Multi-employer pension plan withdrawal	5	0.1%	$—	—%	0.1
Foreign currency impact	(50)	—%	—	—%	—
Currency-neutral adjusted	$2,411	34.3%	$2,319	33.2%	1.1
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period increased 120 basis points due primarily to operating leverage as a result of higher net sales partially offset by incremental costs of safety, sanitation, and labor related to the pandemic, unfavorable year over year mark-to-market impacts and foreign currency. Currency-neutral adjusted gross margin increased 110 basis points compared to the first half of 2019 after eliminating the impact of mark-to-market and foreign currency.

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

The program is expected to result in cumulative pretax charges of approximately $40 million, including certain non-cash credits. Cash costs are expected to be approximately $50 million. The total expected charges will include severance and other termination benefits; and charges related to relocation, third party legal and consulting fees, and contract termination costs. Annual savings from the program are expected to be approximately $35 million, with the majority of the savings realized by the end of 2020. Since inception, the Company has recognized total charges, including non-cash credits, of $41 million attributed to this initiative.

Additionally during the second quarter of 2019, the Company announced a reorganization plan which primarily impacted the North America segment. The reorganization plan was designed to simplify the organization that supports the remaining North America business after the divestiture and related transition. This program is expected to be substantially completed by the end of fiscal year 2020.
The overall program is expected to result in cumulative pretax charges of approximately $25 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees. Annual savings from the project are expected to be approximately $50 million, with the majority of the savings realized by the end of 2020. Since inception, the Company has recognized total charges of $21 million attributed to this initiative.
In addition to the projects discussed above, during the quarter-end June 27, 2020 the Company also incurred restructuring costs of $4 million in the Latin America reportable segment and $8 million in the AMEA reportable segment related to reorganization and simplification of those businesses. These costs primarily relate to severance and other termination benefits.
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

Interest expense
For the quarters ended June 27, 2020 and June 29, 2019, interest expense was $69 million and $75 million, respectively. For the year-to-date periods ended June 27, 2020 and June 29, 2019, interest expense was $133 million and $149 million, respectively. The decrease from the prior year is due primarily to the redemption of approximately $1.0 billion of debt in conjunction with the July 2019 divestiture.

Income Taxes
Our reported effective tax rate for the quarters ended June 27, 2020 and June 29, 2019 was 23% and 20%, respectively. The reported effective tax rate for the year-to-date periods ended June 27, 2020 and June 29, 2019 was 22% and 20%, respectively. The effective tax rate for the quarter and year-to-date periods ended June 27, 2020, were unfavorably impacted by the remeasurement of deferred taxes primarily due to a change in our indefinite reinvestment assertion on foreign earnings of a subsidiary during the second quarter.
The adjusted effective tax rate for the quarters ended June 27, 2020 and June 29, 2019 was 23% and 21%, respectively. The adjusted effective tax rate for the year-to-date periods ended June 27, 2020 and June 29, 2019 was 23% and 21%, respectively.

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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Reported income taxes	$109	$74	$203	$146
Mark-to-market	(23)	10	(20)	(2)
Project K	—	(4)	—	(4)
Brexit impacts	—	(1)	—	(1)
Business and portfolio realignment	(1)	(20)	(4)	(27)
Multi-employer pension plan withdrawal	1	—	1	—
Adjusted income taxes	$132	$89	$226	$180
Reported effective income tax rate	23.3%	20.1%	22.2%	20.1%
Mark-to-market	(0.5)%	0.7%	(0.3)%	(0.1)%
Project K	—%	(0.3)%	—%	0.1%
Brexit impacts	—%	—%	—%	0.1%
Business and portfolio realignment	0.4%	(0.8)%	0.1%	(0.5)%
Multi-employer pension plan withdrawal	—%	—%	—%	—%
Adjusted effective income tax rate	23.4%	20.5%	22.5%	20.5%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities reduced by capital expenditures of approximately $1.0 billion in 2020. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2021, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. In May, we issued $500 million of ten-year 2.10% Notes in anticipation of our $600 million December maturity. We continue to utilize available capacity within the Monetization and Accounts Payable Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we utilized certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.4 billion and $1.5 billion as of June 27, 2020 and June 29, 2019, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	June 27, 2020	December 28, 2019
Notes payable	$121	$107
Current maturities of long-term debt	1,396	620
Long-term debt	6,929	7,195
Total debt liabilities	$8,446	$7,922
Less:
Cash and cash equivalents	(1,047)	(397)
Marketable securities	(200)	—
Net debt	$7,199	$7,525

The decrease in net debt from the prior year-end is primarily due to increased operating cash flow as the increase in cash and cash equivalents and marketable securities balances more than offset the $500 million debt issue during the second quarter. Marketable securities consists of our investment in a mutual fund holding short-term debt instruments, which we expect to hold until our December 2020 debt maturity.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019
Net cash provided by (used in):
Operating activities	$971	$520
Investing activities	(515)	(327)
Financing activities	234	(177)
Effect of exchange rates on cash and cash equivalents	(40)	3
Net increase (decrease) in cash and cash equivalents	$650	$19
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended June 27, 2020, totaled $971 million compared to $520 million in the prior year period. The increase is due primarily to increased profitability, lower cash outflows related to restructuring and business realignment, improved management of core working capital, and lower tax payments.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 7 days and negative 6 days for the 12 month periods ended June 27, 2020 and June 29, 2019, respectively. The improvement from the prior year is due primarily to lower inventory balances.
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

	Year-to-date period ended
(millions)	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$971	$520
Additions to properties	(218)	(294)
Cash flow	$753	$226
Our non-GAAP measure for cash flow increased to $753 million in the year-to-date period ended June 27, 2020, from $226 million in the prior year period due primarily to increased profitability, lower cash outflows related to restructuring and business realignment, improved management of core working capital, lower tax payments, and lower capital expenditures.

Investing activities
Our net cash used in investing activities totaled $515 million for the year-to-date period ended June 27, 2020 compared to cash used of $327 million in the comparable prior year period. The increase is due primarily to the purchase of marketable securities during the current year-to-date period as we invested in a mutual fund holding short-term debt instruments that we expect to hold until our December debt maturity.

Financing activities
Our net cash provided by financing activities for the year-to-date period ended June 27, 2020 totaled $234 million compared to cash used of $177 million during the comparable prior year period, due primarily to proceeds from the issuance of $500 million of ten-year 2.10% Notes due 2030 in May 2020.

In December 2017, the board of directors approved an authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the year-to-date period ended June 29, 2019, were 4 million shares for $220 million. The Company did not purchase shares in the year-to-date period ended June 27, 2020 and does not expect to purchase shares during the remainder of 2020.

We paid cash dividends of $390 million in the year-to-date period ended June 27, 2020, compared to $380 million during the comparable prior year period. The increase in dividends paid reflects our third quarter of 2019 increase in the quarterly dividend to $.57 per common share from the previous $.56 per common share. In July 2020, the board of directors declared a dividend of $.57 per common share, payable on September 15, 2020 to shareholders of record at the close of business on September 1, 2020.

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

The Five-Year and 364 Day Credit Agreements, which had no outstanding borrowings as June 27, 2020, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of June 27, 2020.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $964 million and $774 million remained outstanding under this arrangement as of June 27, 2020 and December 28, 2019, respectively.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending our payment due dates as appropriate, however, we do not expect supplier payment term extensions to have a material impact on our cash flows during 2020.

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

Future outlook
The Company raised full-year guidance, reflecting net sales and profit over-delivery during the first half of the year. The Company has made certain assumptions about the second half amidst an uncertain environment. Notably, the Company assumes at-home consumption growth will moderate to normalized levels by the fourth quarter, with away-from-home demand taking longer to recover, and emerging markets feeling the impact of slowing economies. In addition, the Company expects to sustain direct costs around safety, sanitation, and labor, and has shifted substantial brand building into the second half.

Specifically, based on these assumption, the revised guidance ranges are:

Organic net sales growth for the full year is projected to be approximately 5%, versus previous guidance of 1-2% growth.

Currency-neutral adjusted operating profit is expected to decline approximately 1%, versus previous guidance of a 4% decline, and still weighed down by the absence of results from the divested businesses.

Currency-neutral adjusted EPS for the full year is expected to decline by approximately 1%, versus previous guidance of a 3-4% decline, and still weighed down by the absence of results from the divested businesses.

Cash provided by operating activities is projected to be $1.6 billion, the high end of our previous guidance range of $1.5-$1.6 billion. Capital expenditures are expected to be approximately $0.6 billion. Cash flow, defined as cash provided by operating activities reduced by capital expenditures, is projected to be $1.0 billion, the high end of our previous guidance range of $0.9-$1.0 billion.

Excluded from this guidance are significant supply chain or other market disruptions related to the pandemic or global economy.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2020:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		~$60-$70M	~$0.17-$0.20
Income tax impact applicable to adjustments, net**			~$0.04-$0.05
Currency-neutral adjusted guidance*	2%-3%	~(1)%	~(1)%
Absence of results from divested business	~4%
53rd Week	(1)-(2)%
Organic guidance*	~5%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2020
Net cash provided by (used in) operating activities	~$1.6
Additions to properties	~($0.6)
Cash Flow	~$1.0

Forward-looking statements
This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s restructuring programs, the integration of acquired businesses, our strategy, financial principles, and plans, initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures, asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction, effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis.  Our actual results or activities may differ materially from these predictions.

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
Refer to disclosures contained within Item 7A of our 2019 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 27, 2020.

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

During 2020, we've entered into forward starting interest swaps with notional amounts totaling €150 million and $525 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate Euro and U.S. Dollar denominated debt. These swaps were designated as cash flow hedges. In May of 2020, the Company issued $500 million of ten-year 2.10% Notes due 2030, resulting in net proceeds after debt discount of $496 million. In connection with this debt issuance, the company terminated forward starting interest rate swaps with notional amounts totaling $500 million, resulting in a $51 million loss. These forward starting interest rate swaps were accounted for as cash flow hedges and the related loss was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes.

We have interest rate contracts with notional amounts totaling $2.2 billion representing a net settlement obligation of $3 million as of June 27, 2020. We had interest rate contracts with notional amounts totaling $1.9 billion representing a net settlement obligation of $6 million as of December 28, 2019.

We have cross currency swaps with notional amounts totaling $1.5 billion outstanding as of June 27, 2020 representing a net settlement receivable of $145 million. The total notional amount of cross currency swaps outstanding as of December 28, 2019 was $1.5 billion representing a net settlement receivable of $85 million.
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
As of June 27, 2020, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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
The duration and significance of this sustained demand is uncertain. Volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:
•Consumers may shift purchases to more generic, lower-priced, or other value offerings, or may forego certain purchases altogether during economic downturns, which could result in a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings adversely affecting the results of our operations;
•Disruptions or uncertainties related to the COVID-19 pandemic could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our objective to reduce our operating cost structure in both our supply chain and overhead costs;
•A strengthening in the U.S. dollar relative to other currencies in the countries in which we operate would negatively affect our reported results of operations and financial results due to currency translation losses and currency transaction losses;
•Decreased demand for our products due to unemployment as a result of the COVID-19 pandemic;

•Volatility in commodity and other input costs could substantially impact our result of operations and our commodity hedging activities might not sufficiently offset this volatility;
•Volatility in the equity markets or interest rates could substantially impact our pension costs and required pension contributions; and
•Increased volatility and pricing in the capital markets and commercial paper markets could limit our access to our preferred sources of liquidity when we would like, and our borrowing costs could increase.
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

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended June 27, 2020.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
3/29/2019 - 4/25/2020	—	$—	—	$1,500
Month #2:
4/26/2020 - 5/23/2020	—	$—	—	$1,500
Month #3:
5/24/2020 - 6/27/2020	—	$—	—	$1,500
Total	—	$—	—

Item 6. Exhibits
(a)Exhibits:

4.1
Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.

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
Date: July 31, 2020

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
4.1
Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.
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