Form 10-Q
period 2020-09-26
KELLOGG CO
filed 2020-10-30
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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
Yes  ☐    No  ☒
Common Stock outstanding as of September 26, 2020 — 343,712,976 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 26, 2020 (unaudited)	December 28, 2019
Current assets
Cash and cash equivalents	$1,329	$397
Marketable securities	250	—
Accounts receivable, net	1,626	1,576
Inventories	1,263	1,226
Other current assets	285	232
Total current assets	4,753	3,431
Property, net	3,484	3,612
Operating lease right-of-use assets	657	541
Goodwill	5,780	5,861
Other intangibles, net	2,498	2,576
Investments in unconsolidated entities	398	404
Other assets	1,352	1,139
Total assets	$18,922	$17,564
Current liabilities
Current maturities of long-term debt	$1,417	$620
Notes payable	116	107
Accounts payable	2,449	2,387
Current operating lease liabilities	120	114
Accrued advertising and promotion	807	641
Other current liabilities	1,125	909
Total current liabilities	6,034	4,778
Long-term debt	7,000	7,195
Operating lease liabilities	523	433
Deferred income taxes	587	596
Pension liability	672	705
Other liabilities	520	543
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	948	921
Retained earnings	8,318	7,859
Treasury stock, at cost	(4,570)	(4,690)
Accumulated other comprehensive income (loss)	(1,757)	(1,448)
Total Kellogg Company equity	3,044	2,747
Noncontrolling interests	542	567
Total equity	3,586	3,314
Total liabilities and equity	$18,922	$17,564
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(unaudited)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$3,429	$3,372	$10,306	$10,355
Cost of goods sold	2,228	2,372	6,764	7,062
Selling, general and administrative expense	790	737	2,166	2,252
Operating profit	411	263	1,376	1,041
Interest expense	63	72	196	221
Other income (expense), net	70	150	151	247
Income before income taxes	418	341	1,331	1,067
Income taxes	65	91	268	237
Earnings (loss) from unconsolidated entities	(1)	(2)	(7)	(5)
Net income	352	248	1,056	825
Net income attributable to noncontrolling interests	4	1	10	10
Net income attributable to Kellogg Company	$348	$247	$1,046	$815
Per share amounts:
Basic earnings	$1.02	$0.73	$3.05	$2.39
Diluted earnings	$1.01	$0.72	$3.03	$2.38
Average shares outstanding:
Basic	343	341	343	341
Diluted	346	342	345	342
Actual shares outstanding at period end			344	341
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended			Year-to-date period ended
	September 26, 2020			September 26, 2020
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$352			$1,056
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(91)	$39	(52)	$(352)	$29	(323)
Cash flow hedges:
Unrealized gain (loss)	15	(4)	11	(38)	10	(28)
Reclassification to net income	4	(1)	3	11	(3)	8
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(2)	1	(1)
Prior service cost	—	—	—	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	2	—	2
Other comprehensive income (loss)	$(72)	$34	$(38)	$(380)	$37	$(343)
Comprehensive income			$314			$713
Net Income attributable to noncontrolling interests			4			10
Other comprehensive income (loss) attributable to noncontrolling interests			2			(34)
Comprehensive income attributable to Kellogg Company			$308			$737

	Quarter ended			Year-to-date period ended
	September 28, 2019			September 28, 2019
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$248			$825
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$35	$(38)	(3)	$96	$(47)	49
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(12)	4	(8)	(12)	4	(8)
Reclassification to net income	(1)	—	(1)	2	(1)	1
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(3)	1	(2)
Available-for-sale securities:
Unrealized gain (loss)	1	—	1	4	—	4
Reclassification to net income	(4)	—	(4)	(4)	—	(4)
Other comprehensive income (loss)	$18	$(34)	$(16)	$83	$(43)	$40
Comprehensive income			$232			$865
Net Income attributable to noncontrolling interests			1			10
Other comprehensive income (loss) attributable to noncontrolling interests			(2)			1
Comprehensive income attributable to Kellogg Company			$233			$854
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended September 26, 2020
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, June 27, 2020	421	$105	$929	$8,166	78	$(4,613)	$(1,717)	$2,870	$536	$3,406
Net income				348				348	4	352
Dividends declared ($0.57 per share)				(196)				(196)		(196)
Other comprehensive income							(40)	(40)	2	(38)
Stock compensation			18					18		18
Stock options exercised and other			1	—	(1)	43		44		44
Balance, September 26, 2020	421	$105	$948	$8,318	77	$(4,570)	$(1,757)	$3,044	$542	$3,586

	Year-to-date period ended September 26, 2020
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income				1,046				1,046	10	1,056
Dividends declared ($1.71 per share)				(586)				(586)		(586)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							(309)	(309)	(34)	(343)
Stock compensation			55					55		55
Stock options exercised and other			(28)	(1)	(2)	120		91		91
Balance, September 26, 2020	421	$105	$948	$8,318	77	$(4,570)	$(1,757)	$3,044	$542	$3,586

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY (cont.)
(millions)

	Quarter ended September 28, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, June 29, 2019	421	$105	$895	$7,858	80	$(4,739)	$(1,469)	$2,650	$562	$3,212
Net income				247				247	1	248
Dividends declared ($0.57 per share)				(194)				(194)		(194)
Other comprehensive income							(14)	(14)	(2)	(16)
Stock compensation			13					13		13
Stock options exercised and other			1	(1)	—	25		25		25
Balance, September 28, 2019	421	$105	$909	$7,910	80	$(4,714)	$(1,483)	$2,727	$561	$3,288

	Year-to-date period ended September 28, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income				815				815	10	825
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($1.69 per share)				(574)				(574)		(574)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income							39	39	1	40
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			42					42		42
Stock options exercised and other			(28)	(5)	(1)	57		24		24
Balance, September 28, 2019	421	$105	$909	$7,910	80	$(4,714)	$(1,483)	$2,727	$561	$3,288
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	September 26, 2020	September 28, 2019
Operating activities
Net income	$1,056	$825
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	355	360
Postretirement benefit plan expense (benefit)	(113)	(158)
Deferred income taxes	57	(206)
Stock compensation	55	42
Multi-employer pension plan exit liability	(5)	132
Other	(34)	(70)
Postretirement benefit plan contributions	(19)	(19)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(113)	(253)
Inventories	(57)	16
Accounts payable	108	—
All other current assets and liabilities	303	256
Net cash provided by (used in) operating activities	1,593	925
Investing activities
Additions to properties	(326)	(436)
Purchase of marketable securities	(250)	—
Acquisitions, net of cash acquired	—	(8)
Acquisition of cost method investments	(4)	—
Divestiture	—	1,332
Purchases of available for sale securities	(75)	(18)
Sales of available for sale securities	13	83
Other	(7)	(22)
Net cash provided by (used in) investing activities	(649)	931
Financing activities
Net issuances (reductions) of notes payable	9	9
Issuances of long-term debt	554	40
Reductions of long-term debt	(45)	(1,000)
Debt redemption costs	—	(17)
Net issuances of common stock	105	40
Common stock repurchases	—	(220)
Cash dividends	(586)	(574)
Collateral received on derivative instruments	(14)	—
Other	(2)	(9)
Net cash provided by (used in) financing activities	21	(1,731)
Effect of exchange rate changes on cash and cash equivalents	(33)	7
Increase (decrease) in cash and cash equivalents	932	132
Cash and cash equivalents at beginning of period	397	321
Cash and cash equivalents at end of period	$1,329	$453

Supplemental cash flow disclosures
Interest paid	$124	$180
Income taxes paid	$212	$211

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$108	$93
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended September 26, 2020 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 28, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended September 26, 2020 are not necessarily indicative of the results to be expected for other interim periods or the full year.

During the quarter ended September 26, 2020, the Company began to recognize an estimate of certain customer allowances at the time of sale in accordance with ASC 606, resulting in an out-of-period adjustment of $14 million decreasing net sales and accounts receivable. The Company determined the adjustment to be immaterial to current and previously issued financial statements.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of September 26, 2020, $893 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $651 million of those payment obligations to participating financial institutions. As of December 28, 2019, $812 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $605 million of those payment obligations to participating financial institutions.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 26, 2020 and December 28, 2019 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $929 million and $774 million remained outstanding under these arrangements as of September 26, 2020 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $3 million and $11 million for the quarter and year-to-date periods ended September 26, 2020, respectively and was $6 million and $21 million for the quarter and year-to-date periods ended September 28, 2019, respectively. The recorded loss is included in Other income and expense (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $22 million and $89 million remained outstanding under these programs as of September 26, 2020 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

Note 3 Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the third quarter of 2019, recorded in OIE, after including related costs to sell of $14 million. Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. The operating results for these businesses were primarily included in the North America reportable segment prior to the sale. Proceeds from the divestiture were used primarily to redeem $1.0 billion of debt during the third quarter of 2019.

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

Note 4 Goodwill and Other intangible assets

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$4,422	$347	$213	$879	$5,861
Currency translation adjustment	(1)	—	(44)	(36)	(81)
September 26, 2020	$4,421	$347	$169	$843	$5,780
Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$64	$41	$60	$429	$594
Currency translation adjustment	—	—	(16)	(24)	(40)
September 26, 2020	$64	$41	$44	$405	$554

Accumulated Amortization
December 28, 2019	$31	$21	$15	$34	$101
Amortization	3	3	2	13	21
Currency translation adjustment	—	—	(4)	(2)	(6)
September 26, 2020	$34	$24	$13	$45	$116

Intangible assets subject to amortization, net
December 28, 2019	$33	$20	$45	$395	$493
Amortization	(3)	(3)	(2)	(13)	(21)
Currency translation adjustment	—	—	(12)	(22)	(34)
September 26, 2020	$30	$17	$31	$360	$438
For intangible assets in the preceding table, amortization was $21 million and $20 million for the year-to-date periods ended September 26, 2020 and September 28, 2019, respectively. The currently estimated aggregate annual amortization expense for full-year 2020 is approximately $28 million.
Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 28, 2019	$1,238	$392	$70	$383	$2,083
Currency translation adjustment	—	17	(19)	(21)	(23)
September 26, 2020	$1,238	$409	$51	$362	$2,060

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
The charges related to this initiative were less than $1 million during the quarter ended September 26, 2020 and were $3 million for year-to-date period ended September 26, 2020. These charges were recorded in SG&A expense. Since inception, the Company has recognized total charges, including non-cash credits, of $41 million attributed to this initiative.
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
The charges related to this initiative were less than $1 million during the quarter ended and year-to-date period ended September 26, 2020. Since inception, the Company has recognized total charges of $21 million attributed to this initiative. These charges were recorded in SG&A expense.

In addition to the projects discussed above, during the year-to-date period ended September 26, 2020 the Company also incurred restructuring costs of $4 million in the Latin America reportable segment and $8 million in the AMEA reportable segment related to reorganization and simplification of those businesses. These costs primarily relate to severance and other termination benefits.
Project K
As of the end of 2019, the Company completed implementation of all Project K initiatives. Total project charges, after-tax cash costs and annual savings delivered by Project K were in line with expectations.

During the quarter and year-to-date period ended September 28, 2019, the Company recorded total charges of $15 million and $38 million, respectively, related to Project K.

Total Projects
The tables below provide the details for charges incurred during the quarters and year-to-date periods ended September 26, 2020 and September 28, 2019 and program costs to date for all programs currently active as of September 26, 2020.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020
Employee related costs	$—	$(1)	$13	$41	$63
Pension curtailment (gain) loss, net	—	—	—	—	(5)
Asset related costs	—	5	—	15	—
Other costs	—	14	2	35	16
Total	$—	$18	$15	$91	$74

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	September 26, 2020
North America	$—	$13	$(2)	$45	$19
Europe	—	1	3	35	41
Latin America	—	4	4	8	4
AMEA	—	—	8	3	8
Corporate	—	—	2	—	2
Total	$—	$18	$15	$91	$74

Charges related to restructuring programs were less than $1 million during the quarter ended September 26, 2020. During the year-to-date period ended September 26, 2020, the Company recorded total charges of $15 million across all restructuring programs. The charges were comprised of $6 million recorded in COGS and $9 million recorded in SG&A expense.
During the quarter ended September 28, 2019, the Company recorded total net charges of $18 million across all restructuring programs. The charges were comprised of $13 million of expense recorded in COGS and $5 million of expense recorded in SG&A expense. During the year-to-date period ended September 28, 2019, the Company recorded total charges of $91 million across all restructuring programs. The charges were comprised of $30 million recorded in COGS and $61 million recorded in SG&A expense.
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
At September 26, 2020 total project reserves were $22 million, related to severance payments and other costs of which a substantial portion will be paid in 2020. The following table provides details for exit cost reserves related to the reorganizations described above.

	Employee Related Costs	Pension curtailment (gain) loss, net	Other Costs	Total
Liability as of December 28, 2019	$37	$—	$1	$38
2020 restructuring charges	13	—	2	15
Cash payments	(28)	—	(3)	(31)
Non-cash charges and other	—	—	—	—
Liability as of September 26, 2020	$22	$—	$—	$22
Note 6 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 7 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 26, 2020. There were 10 million and 14 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 28, 2019. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended September 26, 2020 and September 28, 2019.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the year-to-date period ended September 26, 2020, the company did not repurchase any shares of common stock and $1.5 billion remains available under the authorization.
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
Reclassifications out of Accumulated other comprehensive income (AOCI) for the quarter and year-to-date periods ended September 26, 2020 and September 28, 2019, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 26, 2020	Year-to-date period ended September 26, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts	$4	$11	Interest expense
	$4	$11	Total before tax
	(1)	(3)	Tax expense (benefit)
	$3	$8	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss	$—	$(2)	OIE
Prior service cost	—	(1)	See Note 9 for further details
	$—	$(3)	Total before tax
	—	1	Tax expense (benefit)
	$—	$(2)	Net of tax
Total reclassifications	$3	$6	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 28, 2019	Year-to-date period ended September 28, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$(1)	$2	Interest expense
	$(1)	$2	Total before tax
	—	(1)	Tax expense (benefit)
	$(1)	$1	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$(3)	See Note 9 for further details
	$(1)	$(3)	Total before tax
	—	1	Tax expense (benefit)
	$(1)	$(2)	Net of tax
(Gain) loss on available-for-sale securities:
Corporate bonds	$(4)	$(4)	OIE
	$(4)	$(4)	Total before tax
	—	—	Tax expense (benefit)
	$(4)	$(4)	Net of tax
Total reclassifications	$(6)	$(5)	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of September 26, 2020 and December 28, 2019 consisted of the following:

(millions)	September 26, 2020	December 28, 2019
Foreign currency translation adjustments	$(1,688)	$(1,399)
Cash flow hedges — unrealized net gain (loss)	(80)	(60)
Postretirement and postemployment benefits:
Net experience gain (loss)	6	7
Prior service credit (cost)	3	4
Available-for-sale securities unrealized net gain (loss)	2	—
Total accumulated other comprehensive income (loss)	$(1,757)	$(1,448)
Note 7 Notes payable and long-term debt
The following table presents the components of notes payable at September 26, 2020 and December 28, 2019:

	September 26, 2020		December 28, 2019
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$—	—%	$3	1.78%
Bank borrowings	116		104
Total	$116		$107

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

The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Pre-tax compensation expense	$18	$14	$59	$46
Related income tax benefit	$5	$4	$16	$12
In February, the Company granted stock options, restricted stock units, and performance shares, in conjunction with our primary annual award, under the 2017 Long-Term Incentive Plan, approved by shareholders in 2017.

During the year-to-date period ended September 26, 2020, the Company granted approximately 0.6 million restricted stock units at a weighted average cost of $66 per share and 2.3 million non-qualified stock options at a weighted average cost of $7 per share. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2019 Annual Report on Form 10-K.
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
Compensation cost related to organic net sales growth performance and cash flow targets are revised for changes in the expected outcome. The 2020 target grant currently corresponds to approximately 337,000 shares, with a grant-date fair value of $66 per share.
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

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$9	$9	$27	$27
Interest cost	31	42	99	131
Expected return on plan assets	(87)	(86)	(257)	(254)
Amortization of unrecognized prior service cost	1	1	5	5
Recognized net (gain) loss	7	23	64	34
Net periodic benefit cost	$(39)	$(11)	$(62)	$(57)
Curtailment (gain) loss	—	(11)	(7)	(11)
Total pension (income) expense	$(39)	$(22)	$(69)	$(68)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$2	$5	$9	$12
Interest cost	7	10	23	30
Expected return on plan assets	(24)	(23)	(70)	(65)
Amortization of unrecognized prior service cost	(1)	(2)	(6)	(6)
Recognized net (gain) loss	—	(55)	—	(55)
Net periodic benefit cost	(16)	(65)	(44)	(84)
Curtailment (gain) loss	—	(6)	—	(6)
Total postretirement benefit (income) expense	$(16)	$(71)	$(44)	$(90)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Service cost	$1	$1	$3	$3
Interest cost	1	—	1	1
Recognized net (gain) loss	—	(1)	(2)	(3)
Total postemployment benefit expense	$2	$—	$2	$1

For the quarter and year-to-date periods ended September 26, 2020, the Company recognized a loss of $7 million and $15 million, respectively, related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement recognized was due primarily to changes in the discount rate relative to the previous measurement.

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

In conjunction with the completion of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses on July 28, 2019, the Company recognized curtailment gains in its U.S. pension and nonpension postretirement plans of $11 million and $6 million, respectively, during the third quarter of 2019. Additionally, the Company was required to remeasure those plans. The Company recorded a mark-to-market loss of $8 million in our U.S. pension plan due to a lower discount rate and a reduction of the expected return on assets from 7.5% to 7.0% based on an updated target portfolio mix. These decreases were partially offset by better than expected asset returns. We recorded a mark-to-market gain of $55 million related to the remeasurement of a U.S. nonpension postretirement plan as a result of better than expected asset returns, partially offset by a lower discount rate and a reduction of the expected return on assets from 7.5% to 7.0% based on an updated target portfolio mix.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 26, 2020	$1	$6	$7
September 28, 2019	$2	$5	$7
Year-to-date period ended:
September 26, 2020	$4	$15	$19
September 28, 2019	$6	$13	$19
Full year:
Fiscal year 2020 (projected)	$7	$19	$26
Fiscal year 2019 (actual)	$10	$18	$28

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Multi-employer pension plan exit liability
During the third quarter of 2019, the Company incurred a pre-tax charge of $132 million due to withdrawing from two multi-employer pension plans. The cash obligation was originally estimated to be approximately $8 million annually for 20 years. The net present value of the liability was determined using a risk free interest rate. The charge was recorded within COGS on the Consolidated Statement of Income and Other current liabilities and Other liabilities on the Consolidated Balance Sheet.

During the second quarter of 2020, the Company adjusted the estimated withdrawal liability associated with a plan withdrawn from during the third quarter of 2019. The adjustment resulted in a gain of $5 million during the second quarter and resulted from a July 2020 agreement with the plan under which the Company paid $7 million in full settlement of the withdrawal liability.

Note 10 Income taxes
The consolidated effective tax rate for the quarter ended September 26, 2020 and September 28, 2019 was 16% and 27%, respectively. The effective tax rate for the quarter was favorably impacted by the reversal of a liability for uncertain tax positions of $32 million, resulting from the finalization of a tax examination. The reserves were related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

The consolidated effective tax rate for the year-to-date periods ended September 26, 2020 and September 28, 2019 was 20% and 22%, respectively. The effective tax rate for the year-to-date period was favorably impacted by the reversal of the liability noted above.

As of September 26, 2020, the Company classified $16 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of September 26, 2020 was $62 million. Of this balance, $53 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

December 28, 2019	$90
Tax positions related to current year:
Additions	3
Reductions	—
Tax positions related to prior years:
Additions	5
Reductions	(34)
Settlements	(2)
Lapse in statute of limitations	—
September 26, 2020	$62

The accrual balance for tax-related interest was approximately $13 million at September 26, 2020.
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
Total notional amounts of the Company’s derivative instruments as of September 26, 2020 and December 28, 2019 were as follows:

(millions)	September 26, 2020	December 28, 2019
Foreign currency exchange contracts	$4,288	$2,628
Cross-currency contracts	1,556	1,540
Interest rate contracts	2,339	1,871
Commodity contracts	300	524
Total	$8,483	$6,563

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 26, 2020 and December 28, 2019, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 26, 2020 or December 28, 2019.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 26, 2020 and December 28, 2019:
Derivatives designated as hedging instruments

	September 26, 2020			December 28, 2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$50	$50	$—	$45	$45
Other assets	—	45	45	—	40	40
Interest rate contracts:
Other current assets	—	—	—	—	7	7
Other assets (a)	—	30	30	—	4	4
Total assets	$—	$125	$125	$—	$96	$96
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(5)	$(5)	$—	$—	$—
Other Liabilities	—	(1)	(1)	—	—	—
Interest rate contracts:
Other current liabilities	—	(2)	(2)	—	(4)	(4)
Other liabilities	—	(1)	(1)	—	—	—
Total liabilities	$—	$(9)	$(9)	$—	$(4)	$(4)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $0.7 billion as of September 26, 2020 and December 28, 2019.

Derivatives not designated as hedging instruments

	September 26, 2020			December 28, 2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$63	$63	$—	$12	$12
Other assets	—	5	5	—	—	—
Interest rate contracts:
Other current assets	—	4	4	—	—	—
Other assets	—	15	15	—	—	—
Commodity contracts:
Other current assets	2	—	2	9	—	9
Total assets	$2	$87	$89	$9	$12	$21
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(47)	$(47)	$—	$(18)	$(18)
Other liabilities	—	(7)	(7)	—	—	—
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	—	—
Other liabilities	—	(25)	(25)	—	(13)	(13)
Commodity contracts:
Other current liabilities	(1)	—	(1)	(1)	—	(1)
Total liabilities	$(1)	$(85)	$(86)	$(1)	$(31)	$(32)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.7 billion as of September 26, 2020 and $2.6 billion as of December 28, 2019.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of September 26, 2020 and December 28, 2019.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		September 26, 2020	December 28, 2019	September 26, 2020	December 28, 2019
Interest rate contracts	Current maturities of long-term debt	$494	$493	$—	$—
Interest rate contracts	Long-term debt	$2,853	$2,643	$23	$19
(a) The hedged long-term debt includes $14 million and $15 million of hedging adjustment on discontinued hedging relationships as of September 26, 2020 and December 28, 2019, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 26, 2020 and December 28, 2019 would be adjusted as detailed in the following table:

As of September 26, 2020:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$214	$(94)	$—	$120
Total liability derivatives	$(95)	$94	$—	$(1)

As of December 28, 2019:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$117	$(27)	$(7)	$83
Total liability derivatives	$(36)	$27	$—	$(9)
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 26, 2020 and September 28, 2019 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign currency denominated long-term debt	$(94)	$99	$—	$—
Cross-currency contracts	(61)	49	8	9	Interest expense
Total	$(155)	$148	$8	$9
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 26, 2020	September 28, 2019
Foreign currency exchange contracts	COGS	$(3)	$7
Foreign currency exchange contracts	Other income (expense), net	(1)	—
Foreign currency exchange contracts	SG&A	(1)	—
Commodity contracts	COGS	17	(21)
Total		$12	$(14)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 26, 2020 and September 28, 2019 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign currency denominated long-term debt	$(103)	$115	$—	$—
Cross-currency contracts	1	64	26	25	Interest expense
Total	$(102)	$179	$26	$25
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 26, 2020	September 28, 2019
Foreign currency exchange contracts	COGS	$43	$(3)
Foreign currency exchange contracts	Other income (expense), net	5	(1)
Foreign currency exchange contracts	SGA	3	—
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	(33)	(13)
Total		$19	$(17)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended September 26, 2020 and September 28, 2019:

	September 26, 2020	September 28, 2019
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$63	$72
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(2)	(5)
Derivatives designated as hedging instruments	2	7

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(4)	1

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended September 26, 2020 and September 28, 2019:

	September 26, 2020	September 28, 2019
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$196	$221
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(5)	(42)
Derivatives designated as hedging instruments	6	44

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(11)	(2)
During the next 12 months, the Company expects $16 million of net deferred losses reported in AOCI at September 26, 2020 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 26, 2020 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of September 26, 2020 triggered by credit-risk-related contingent features.

Other fair value measurements

Marketable securities

During the quarter and year-to-date periods ended September 26, 2020, the Company invested $50 million and $250 million, respectively, in a mutual fund holding short term debt securities. The investment is measured at fair value using the net asset value (NAV) per share as a practical expedient and as a result, this investment has not been classified in the fair value hierarchy. As of September 26, 2020, fair value using the NAV was $250 million.

Available for sale securities

	September 26, 2020			December 28, 2019
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$62	$2	$64	$—	$—	$—
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

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.9 billion and $7.0 billion, respectively, as of September 26, 2020. The fair value and carrying value of the Company's long-term debt were $7.8 billion and $7.2 billion, respectively, as of December 28, 2019.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $96 million, net of collateral already received from those counterparties, as of September 26, 2020.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 26, 2020, collateral related to reciprocal collateralization agreements and margin deposits for exchange-traded commodity derivative instruments, were immaterial.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 22% of consolidated trade receivables at September 26, 2020.
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
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash.  Both the total assets and net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reportable segment prior to the sale. Reported net sales for the divested businesses totaled $55 million and $562 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales
North America	$2,059	$2,059	$6,323	$6,496
Europe	552	527	1,624	1,566
Latin America	236	244	686	707
AMEA	582	542	1,673	1,586
Consolidated	$3,429	$3,372	$10,306	$10,355
Operating profit
North America	$321	$208	$1,151	$910
Europe	63	68	224	164
Latin America	31	23	84	61
AMEA	58	53	142	145
Total Reportable Segments	473	352	1,601	1,280
Corporate	(62)	(89)	(225)	(239)
Consolidated	$411	$263	$1,376	$1,041

Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Snacks*	$1,593	$1,610	$4,669	$5,132
Cereal*	1,324	1,280	4,093	3,811
Frozen	279	260	857	786
Noodles and other	233	222	687	626
Consolidated	$3,429	$3,372	$10,306	$10,355
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
first, second or third quarter 2020 financial statements.

Note 13 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	September 26, 2020 (unaudited)	December 28, 2019
Trade receivables	$1,414	$1,315
Allowance for doubtful accounts	(22)	(10)
Refundable income taxes	17	56
Other receivables	217	215
Accounts receivable, net	$1,626	$1,576
Raw materials and supplies	$334	$303
Finished goods and materials in process	929	923
Inventories	$1,263	$1,226
Property	$9,100	$9,051
Accumulated depreciation	(5,616)	(5,439)
Property, net	$3,484	$3,612
Pension	$298	$241
Deferred income taxes	219	231
Nonpension postretirement benefits	328	283
Other	507	384
Other assets	$1,352	$1,139
Accrued income taxes	$29	$42
Accrued salaries and wages	316	290
Other	780	577
Other current liabilities	$1,125	$909
Income taxes payable	$54	$81
Nonpension postretirement benefits	32	33
Other	434	429
Other liabilities	$520	$543

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at September 26, 2020. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

Note 15 Subsequent events
During October of 2020, the Company settled obligations associated with approximately 8,000 retired participants within our U.S. defined benefit pension plan to reduce pension obligations and administrative expenses. A group annuity contract was purchased on behalf of these participants with a third-party insurance provider resulting in a reduction of the Company's pension benefit obligations and plan assets of approximately $470 million.

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

COVID-19 Response
In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it has spread across the world.  To limit the spread of COVID-19, governments took various actions to slow and otherwise control the spread of COVID-19, including the issuance of stay-at-home orders and social distancing guidelines. While many governments have eased stay-at-home orders, some governments have taken steps to reimplement restrictions. The Company has taken proactive steps to protect our people and otherwise mitigate the impact to our business. The Company’s business has been designated as “essential services”, “critical infrastructure” and the like by governments where we operate. The Company has taken numerous measures during the pandemic to fulfill our key objectives: 1) ensuring the health and safety of our employees, 2) safely producing and delivering our foods to customers and consumers, 3) supporting the communities in which we operate, and 4) maintaining financial flexibility. Our efforts have been led by the Company’s Executive Committee, a committee composed of senior leaders, and our global Crisis Management Process. As part of that process, we have worked closely with medical, regulatory and other experts as we deliver on our objectives.

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

We have partnered with our strategic technology providers in order to maintain support for our critical business and finance systems as well as additional network bandwidth and support for the transition to a work-from-home environment. We have worked to mitigate system-related risks in this environment through heightened monitoring of cybersecurity and network capacity as well as reevaluation of contingency plans.

Community support
Kellogg is a company with a heart and soul, and we are working together across our company to help our food bank partners and neighbors in need. Kellogg and our charitable funds have donated cash and food to global COVID-19 hunger relief efforts. As always, through our global Kellogg’s® Better Days purpose platform, we help deliver critical nourishment to people when they need it most. Local governments have identified food security as a top priority in their fight against COVID-19. With school and business closures and “shelter-at-home” mandates, Kellogg is providing support to our food bank partners on the front-lines, helping those who may not know where their next meal is coming from.
Maintain financial flexibility
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.8-$1.9 billion and capital expenditures of approximately $500 million in 2020. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2021, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. In May, we issued $500 million of ten-year 2.10% Notes in anticipation of our $600 million December maturity. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we utilized certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

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

Segments
On July 28, 2019, we completed the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism. The operating results for these businesses were included in our North America and Latin America reportable segments prior to the sale.

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

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. In addition, we have excluded an adjustment for the reversal of a liability for uncertain tax positions, resulting from the finalization of a tax examination. The liability was related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $3 million and pre-tax mark-to-market expense of $71 million for the quarter and year-to-date periods ended September 26, 2020, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $7 million and $64 million for the quarter and year-to-date periods ended September 26, 2020, respectively. Additionally, we recorded a pre-tax mark-to-market benefit of $21 million and $15 million for the quarter and year-to-date periods ended September 28, 2019, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $32 million and $22 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

Project K
In 2019, the Company completed implementation of all Project K initiatives. We recorded pre-tax charges related to this program of $15 million and $38 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

Brexit impacts
During 2019, with the uncertainty of the United Kingdom's (U.K.) exit from the European Union (EU), commonly referred to as Brexit, we incurred certain costs to proactively prepare for the potential adverse impacts, such as delays at ports of entry and departure. As a result, we incurred pretax charges of $1 million and $7 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $23 million for the year-to-date period ended September 26, 2020. We also recorded pre-tax charges of $21 million and $135 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

Multi-employer pension plan withdrawal
During the third quarter of 2019, the Company incurred a pre-tax charge of $132 million due to withdrawing from two multi-employer pension plans. During the second quarter of 2020, the Company recorded a pre-tax gain of approximately $5 million related to the settlement of one multi-employer pension plan withdrawal liability from the prior year.

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  The operating results for these businesses were included primarily in our North America reportable segment, and to a lesser extent, Latin America, prior to the sale. Reported net sales for the divested businesses totaled $55 million and $562 for the quarter and year-to-date periods ended September 28, 2019.

U.S. Tax Reform
During the third quarter of 2020, the Company reversed a liability for uncertain tax positions of $32 million, related to the finalization of a tax examination. The liability was related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

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

Financial results
For the quarter ended September 26, 2020, our reported net sales increased 1.7% versus the prior year as strong organic net sales growth was partially offset by our final month lapping results from the businesses divested at the end of July 2019 and unfavorable foreign currency. Demand for packaged foods for at-home consumption remained elevated as a result of the pandemic, although moderating from the previous quarter. This growth more than offset a decline in away-from-home channel net sales. Organic net sales increased 4.5% from the prior year after excluding the impact of the divestiture and foreign currency.

Third quarter reported operating profit increased 56% versus the year-ago quarter due primarily to substantially lower charges for multi-employer pension plan withdrawal, business and portfolio realignment, and Project K, as well as higher net sales and favorable mark-to-market impacts. These impacts were partially offset by higher expense for advertising and promotion and performance-based compensation, and the impact of the divestiture. Currency-neutral adjusted operating profit decreased 9.1%, after excluding the impact of the multi-employer pension plan withdrawal, mark-to-market, and business and portfolio realignment.

Reported diluted EPS of $1.01 for the quarter was up 40% compared to the prior year quarter of $0.72 due primarily to higher operating profit, a lower tax rate due to the release of reserves for uncertain tax positions related to U.S. Tax reform, and lower interest expense. These impacts were partially offset by higher advertising and promotion and performance-based compensation costs, unfavorable year-over-year mark-to-market impacts, and the prior year gain on the divestiture. Currency-neutral adjusted diluted EPS of $0.91 for the quarter decreased 11.7% compared to prior year quarter of $1.03, after excluding the impact of multi-employer pension plan withdrawal, gain on divestiture, U.S. Tax Reform, mark-to-market, and business and portfolio realignment.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Reported net income	$348	$247	$1,046	$815
Mark-to-market (pre-tax)	3	21	(71)	15
Project K (pre-tax)	—	(15)	—	(38)
Brexit impacts (pre-tax)	—	(1)	—	(7)
Business and portfolio realignment (pre-tax)	—	(21)	(23)	(135)
Multi-employer pension plan withdrawal (pre-tax)	—	(132)	5	(132)
Gain on divestiture (pre-tax)	—	55	—	55
Income tax impact applicable to adjustments, net*	(1)	(13)	22	21
U.S. Tax Reform	32	—	32	—
Adjusted net income	$313	$353	$1,080	$1,036
Foreign currency impact	(2)	—	(15)	—
Currency-neutral adjusted net income	$315	$353	$1,095	$1,036
Reported diluted EPS	$1.01	$0.72	$3.03	$2.38
Mark-to-market (pre-tax)	0.01	0.06	(0.21)	0.04
Project K (pre-tax)	—	(0.04)	—	(0.11)
Brexit impacts (pre-tax)	—	—	—	(0.02)
Business and portfolio realignment (pre-tax)	—	(0.06)	(0.06)	(0.39)
Multi-employer pension plan withdrawal (pre-tax)	—	(0.39)	0.01	(0.39)
Gain on divestiture (pre-tax)	—	0.16	—	0.16
Income tax impact applicable to adjustments, net*	—	(0.04)	0.07	0.06
U.S. Tax Reform	0.09	—	0.09	—
Adjusted diluted EPS	$0.91	$1.03	$3.13	$3.03
Foreign currency impact	—	—	(0.04)	—
Currency-neutral adjusted diluted EPS	$0.91	$1.03	$3.17	$3.03
Currency-neutral adjusted diluted EPS growth	(11.7)%		4.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2020 versus 2019:

Quarter ended September 26, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,059	$552	$236	$582	$—	$3,429
Foreign currency impact on total business (inc)/dec	(1)	21	(39)	(18)	—	(37)
Organic net sales	$2,059	$531	$275	$600	$—	$3,466

Quarter ended September 28, 2019
(millions)
Reported net sales	$2,059	$527	$244	$542	$—	$3,372
Divestiture	54	—	1	—	—	55
Organic net sales	$2,005	$527	$242	$542	$—	$3,317

% change - 2020 vs. 2019:
Reported growth	—%	4.7%	(3.0)%	7.3%	—%	1.7%
Foreign currency impact on total business (inc)/dec	—%	4.0%	(16.0)%	(3.4)%	—%	(1.1)%
Currency-neutral growth	—%	0.7%	13.0%	10.7%	—%	2.8%
Divestiture	(2.7)%	—%	(0.4)%	—%	—%	(1.7)%
Organic growth	2.7%	0.7%	13.4%	10.7%	—%	4.5%
Volume (tonnage)	2.2%	(1.6)%	6.8%	7.1%	—%	3.3%
Pricing/mix	0.5%	2.3%	6.6%	3.6%	—%	1.2%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 26, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$321	$62	$31	$59	$(62)	$411
Mark-to-market	—	—	—	—	10	10
Business and portfolio realignment	—	—	—	—	—	—
Multi-employer pension plan withdrawal	—	—	—	—	—	—
Adjusted operating profit	$321	$62	$31	$59	$(72)	$400
Foreign currency impact	—	2	(5)	(1)	1	(3)
Currency-neutral adjusted operating profit	$321	$60	$36	$59	$(73)	$403

Quarter ended September 28, 2019
(millions)
Reported operating profit	$208	$68	$23	$53	$(89)	$263
Mark-to-market	—	—	—	—	(11)	(11)
Project K	(9)	(1)	(4)	—	—	(15)
Brexit impacts	—	(1)	—	—	—	(1)
Business and portfolio realignment	(2)	1	—	(2)	(18)	(21)
Multi-employer pension plan exit liability	(132)	—	—	—	—	(132)
Adjusted operating profit	$351	$69	$28	$56	$(61)	$444

% change - 2020 vs. 2019:
Reported growth	54.1%	(8.9)%	34.3%	8.8%	30.8%	55.9%
Mark-to-market	—%	—%	—%	—%	22.2%	10.0%
Project K	6.5%	1.1%	21.3%	—%	0.1%	7.2%
Brexit impacts	—%	1.8%	—%	—%	—%	0.7%
Business and portfolio realignment	1.7%	(2.2)%	0.1%	4.5%	26.4%	9.4%
Multi-employer pension plan withdrawal	54.8%	—%	—%	—%	—%	38.3%
Adjusted growth	(8.9)%	(9.6)%	12.9%	4.3%	(17.9)%	(9.7)%
Foreign currency impact	—%	3.3%	(17.0)%	(1.7)%	1.3%	(0.6)%
Currency-neutral adjusted growth	(8.9)%	(12.9)%	29.9%	6.0%	(19.2)%	(9.1)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the third quarter were flat versus the prior year due primarily to strong organic net sales growth offset by our final month lapping results from the businesses divested at the end of July 2019. Demand for packaged foods for at-home consumption remained elevated as a result of the pandemic, although moderating from the previous quarter. Net sales in away-from-home channels declined. Organic net sales increased 2.7% after excluding the impact of the divestiture.

Net sales % change - third quarter 2020 vs. 2019:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(2.0)%	—%	(2.0)%	(5.6)%	3.6%
Cereal	0.5%	(0.1)%	0.6%	—%	0.6%
Frozen	7.3%	(0.1)%	7.4%	—%	7.4%

North America snacks net sales decreased 2.0% due primarily to our final month lapping results from the businesses divested at the end of July 2019. Organic net sales increased 3.6% in the quarter due to high demand for packaged foods for at-home consumption as a result of the pandemic. Cracker consumption in the U.S. outpaced mid-single-digit growth in the category, led by Cheez-it, Club, Townhouse and Carr's. In salty snacks, Pringles posted double-digit consumption growth during the quarter, despite softness in on-the-go pack formats.

North America cereal net sales increased 0.5% during the third quarter, as pandemic-related consumption growth slowed from the previous quarter and net sales in away-from-home channels declined. U.S. cereal consumption grew faster than the category, led by Mini-Wheats and Special K.

North America frozen foods net sales increased 7.3% during the third quarter, driven by double-digit consumption growth of Eggo and Morningstar Farms partially offset by declines in away-from-home channels and phasing out of certain non-core products. In frozen veggie foods, our MorningStar Farms brand grew consumption nearly 18% in the quarter, with growth being limited by capacity limitations. In frozen breakfast, our Eggo brand grew share on strong growth in waffles, French toast, and pancakes.

Canada net sales increased, despite unfavorable foreign currency, due to growth in cereal and frozen foods resulting from share gains as well as pandemic-related consumption growth.

North America operating profit increased 54% due primarily to lapping prior year charges for multi-employer pension plan withdrawal and Project K. These impacts were partially offset by higher expense for advertising and promotion, incremental COVID-19-related expenses, and the impact of the divestiture. Currency-neutral adjusted operating profit decreased 8.9%, after excluding the impact of multi-employer pension withdrawal, Project K, and business and portfolio realignment.

Europe
Reported net sales increased 4.7% due primarily to favorable foreign currency translation, as pandemic-related consumption growth slowed from the previous quarter and net sales in away-from-home channels declined. Organic net sales increased 0.7%.

Cereal net sales growth for the quarter was driven largely by consumption and share growth in developed markets. Snacks net sales declined due primarily to portable wholesome snacks category weakness as a result of reduced demand for on-the-go foods and pack formats during the pandemic, partially offset by growth in consumption and share for Pringles in the U.K.

Reported operating profit decreased 8.9% due primarily to higher advertising and promotion costs and incremental COVID-19-related expenses. Currency-neutral adjusted operating profit decreased 12.9% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

Latin America
Reported net sales decreased 3.0% due primarily to unfavorable foreign currency impacts partially offset by higher sales volume. Organic net sales increased 13.4%, after excluding the impact of the divestiture, and foreign currency.

Cereal net sales growth was led by growth in Mexico, Caricam, and Brazil due to elevated demand in modern trade channels. Snacks net sales increased slightly due to growth in Brazil, where local production and a new distributor are benefiting Pringles, and share gains in cookies.

Reported operating profit increased 34% due to higher organic net sales, and lack of Project K costs, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased almost 30% after excluding the impact of foreign currency and Project K.

AMEA
Reported net sales increased 7.3% due to broad-based growth across the region and categories, partially offset by unfavorable foreign currency. Organic net sales increased almost 11% after excluding the impact of foreign currency.

Cereal net sales growth was driven by elevated demand in modern trade channels and share gains in Australia, South Korea, Saudi Arabia, and South Africa.

Snacks net sales increased due primarily to strong growth in Pringles, reflecting increased investment in advertising and promotion during the quarter.

Reported operating profit increased 8.8% due primarily to operating leverage from higher net sales and the lapping of prior year business and portfolio realignment charges, partially offset by higher advertising and promotion costs and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 6.0%, after excluding the impact of business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit increased $27 million versus the comparable prior year quarter due primarily to lower business and portfolio realignment charges, and favorable mark-to-market impacts, partially offset by higher performance-based compensation costs. Currency-neutral adjusted operating profit decreased $12 million from the prior year after excluding the impact of mark-to-market and business and portfolio realignment.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended September 26, 2020 versus September 28, 2019:

Year-to-date period ended September 26, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$6,323	$1,624	$686	$1,673	$—	$10,306
Foreign currency impact on total business (inc)/dec	(9)	(11)	(107)	(66)	—	(193)
Organic net sales	$6,332	$1,635	$792	$1,739	$—	$10,499

Year-to-date period ended September 28, 2019
(millions)
Reported net sales	$6,496	$1,566	$707	$1,586	$—	$10,355
Divestiture	556	—	6	—	—	562
Organic net sales	$5,940	$1,566	$702	$1,586	$—	$9,794

% change - 2020 vs. 2019:
Reported growth	(2.7)%	3.7%	(3.1)%	5.5%	—%	(0.5)%
Foreign currency impact on total business (inc)/dec	(0.2)%	(0.7)%	(15.1)%	(4.2)%	—%	(1.9)%
Currency-neutral growth	(2.5)%	4.4%	12.0%	9.7%	—%	1.4%
Divestiture	(9.1)%	—%	(0.9)%	—%	—%	(5.8)%
Organic growth	6.6%	4.4%	12.9%	9.7%	—%	7.2%
Volume (tonnage)	6.7%	5.3%	9.4%	8.9%	—%	7.3%
Pricing/mix	(0.1)%	(0.9)%	3.5%	0.8%	—%	(0.1)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 26, 2020
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,151	$224	$84	$142	$(225)	$1,376
Mark-to-market	—	—	—	—	(7)	(7)
Business and portfolio realignment	1	(3)	(4)	(12)	(4)	(23)
Multi-employer pension plan withdrawal	5	—	—	—	—	5
Adjusted operating profit	$1,145	$227	$88	$155	$(214)	$1,401
Foreign currency impact	(1)	(2)	(12)	(6)	2	(20)
Currency-neutral adjusted operating profit	$1,146	$229	$100	$161	$(216)	$1,421

Year-to-date period ended September 28, 2019
(millions)
Reported operating profit	$910	$164	$61	$145	$(239)	$1,041
Mark-to-market	—	—	—	—	(7)	(7)
Project K	(23)	(2)	(8)	(4)	—	(38)
Brexit impacts	—	(7)	—	—	—	(7)
Business and portfolio realignment	(55)	(35)	(2)	(4)	(39)	(135)
Multi-employer pension plan exit liability	(132)	—	—	—	—	(132)
Adjusted operating profit	$1,120	$208	$72	$153	$(193)	$1,361

% change - 2020 vs. 2019:
Reported growth	26.5%	36.7%	37.4%	(2.0)%	5.7%	32.1%
Mark-to-market	—%	—%	—%	—%	(0.1)%	0.2%
Project K	3.2%	1.9%	16.8%	2.4%	0.1%	4.6%
Brexit impacts	—%	5.5%	—%	—%	—%	0.8%
Business and portfolio realignment	6.9%	20.4%	(2.6)%	(5.3)%	16.8%	12.1%
Multi-employer pension plan withdrawal	14.2%	—%	—%	—%	—%	11.5%
Adjusted growth	2.2%	8.9%	23.2%	0.9%	(11.1)%	2.9%
Foreign currency impact	(0.1)%	(1.1)%	(17.0)%	(4.0)%	0.8%	(1.5)%
Currency-neutral adjusted growth	2.3%	10.0%	40.2%	4.9%	(11.9)%	4.4%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 2.7% versus the prior year-to-date period, due primarily to the absence of results from the businesses divested in July 2019, partially offset by strong organic growth. Net sales growth was driven by the acceleration of demand for snacks, cereal, and frozen food as consumers increased purchases of food for at-home consumption due to the pandemic, though this has moderated in the third quarter. This acceleration of demand was partly offset by a related decline in net sales in away-from-home channels. Organic net sales increased 6.6% after excluding the impact of the divestiture and foreign currency.

Net sales % change - third quarter year-to-date 2020 vs. 2019:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(11.1)%	(0.1)%	(11.0)%	(17.7)%	6.7%
Cereal	9.1%	(0.3)%	9.4%	—%	9.4%
Frozen	8.8%	(0.1)%	8.9%	—%	8.9%
North America snacks net sales decreased 11% due to the absence of the divested businesses, whose results were seasonally weighted to the first half of the year. Organic net sales increased 6.7% due to high demand for packaged foods for at-home consumption as a result of the pandemic.

North America cereal and frozen foods net sales grew 9.1% and 8.8%, respectively, due to elevated demand for packaged foods for at-home consumption as a result of the pandemic.

Canada net sales growth was led by cereal and frozen foods, resulting from market share gains as well as pandemic-related consumption growth despite unfavorable foreign currency.

North America reported operating profit increased 27% due primarily to higher net sales and operating leverage, and the lapping of prior year charges for multi-employer pension plan withdrawal and Project K, partially offset by the absence of results from the divested businesses. Currency-neutral adjusted operating profit increased 2.3%, after excluding the impact of multi-employer pension plan withdrawal, business and portfolio realignment, Project K and foreign currency.

Europe
Reported net sales increased 3.7% due to elevated demand for at-home consumption of cereal partially offset by unfavorable foreign currency. Organic net sales increased 4.4%.

Cereal net sales growth for the year-to-date period was driven largely by accelerated consumption in our developed markets as a result of the pandemic.

Snacks net sales declined slightly as a result of reduced demand for on-the-go foods and pack formats during the pandemic and a reduction in advertising and promotional activity in the first half of the year related to Pringles .

Reported operating profit increased 37% due primarily to lower business and portfolio realignment costs. Currency-neutral adjusted operating profit increased 10% after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Latin America
Reported net sales decreased 3.1% due primarily to the impact of unfavorable foreign currency and the divestiture. Organic net sales increased 13%, after excluding the impact of the divestiture and foreign currency. Organic net sales growth was driven by higher cereal sales, which accelerated during the pandemic as consumers increased purchases of food for at-home consumption in modern trade channels as a result of the pandemic.

Cereal net sales growth was led by growth in Mexico, Caricam, and Brazil.

Snacks net sales declined during the year-to-date period due to shut-downs of high frequency stores and diminished on-the-go snacking occasions during the pandemic.

Reported operating profit increased 37% due to operating leverage from higher net sales volume and lapping of prior year Project K costs, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 40% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

AMEA
Reported net sales improved 5.5% due to growth in cereal, snacks, and noodles during the year-to-date period, partially offset by unfavorable foreign currency. Organic net sales increased 9.7% after excluding the impact of foreign currency.

Cereal net sales growth for the region was driven by elevated demand for at-home consumption of our products in developed markets, primarily Japan and Australia, as well as emerging markets in our MENAT business.

Snacks net sales increased despite pandemic-related disruptions, slowing economies in the region, and unfavorable foreign currency. Growth was led by Pringles, which gained share in in key markets within Asia, Africa, and the Middle East.

Noodles net sales growth during the period, reflecting the expansion of our business in the Middle East and South Africa.

Reported operating profit decreased 2.0% due primarily to the negative impact of foreign currency and higher business and portfolio realignment charges, partially offset by the impact of higher net sales volume. Currency-neutral adjusted operating profit increased 4.9%, after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Corporate
Reported operating profit increased $14 million versus the comparable prior year-to-date period due primarily to lower business and portfolio realignment costs during the current year, partially offset by higher performance-based compensation costs. Currency-neutral adjusted operating profit decreased $23 million from the prior year-to-date period after excluding the impact of business and portfolio realignment and foreign currency.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended September 26, 2020 and September 28, 2019 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	September 26, 2020		September 28, 2019		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,200	35.0%	$1,000	29.7%	5.3
Mark-to-market	11	0.3%	(12)	(0.3)%	0.6
Project K	—	—%	(13)	(0.4)%	0.4
Brexit impacts	—	—%	(1)	(0.1)%	0.1
Business and portfolio realignment	—	—%	(3)	—%	—
Multi-employer pension plan withdrawal	—	—%	(132)	(4.0)%	4.0
Foreign currency impact	(10)	0.1%	—	—%	0.1
Currency-neutral adjusted	$1,199	34.6%	$1,162	34.5%	0.1
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was favorable 530 basis points due primarily to lower charges for multi-employer pension plan withdrawal, favorable year-over-year mark-to-market impacts, partially offset by incremental COVID-19-related costs during the current quarter. Currency-neutral adjusted gross margin increased 10 basis points compared to the third quarter of 2019 after eliminating the impact of multi-employer pension plan withdrawal, mark-to-market, Project K, and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended September 26, 2020 and September 28, 2019 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	September 26, 2020		September 28, 2019		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,542	34.4%	$3,293	31.8%	2.6
Mark-to-market	(10)	(0.1)%	(7)	(0.1)%	—
Project K	—	—%	(30)	(0.3)%	0.3
Brexit impacts	—	—%	(7)	—%	—
Business and portfolio realignment	(4)	—%	(11)	(0.1)%	0.1
Multi-employer pension plan withdrawal	5	—%	$(132)	(1.3)%	1.3
Foreign currency impact	(59)	0.1%	—	—%	0.1
Currency-neutral adjusted	$3,610	34.4%	$3,481	33.6%	0.8
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period increased 260 basis points due primarily to operating leverage as a result of higher net sales, lower charges for multi-employer pension plan withdrawal, and Project K, partially offset by incremental COVID-19-related costs, and unfavorable foreign currency. Currency-neutral adjusted gross margin increased 80 basis points compared to the prior year-to-date period after eliminating the impact of multi-employer pension plan withdrawal, Project K, and foreign currency.

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
In addition to the projects discussed above, during the year-to-date period ended September 26, 2020 the Company also incurred restructuring costs of $4 million in the Latin America reportable segment and $8 million in the AMEA reportable segment related to reorganization and simplification of those businesses. These costs primarily relate to severance and other termination benefits.
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

Interest expense
For the quarters ended September 26, 2020 and September 28, 2019, interest expense was $63 million and $72 million, respectively. For the year-to-date periods ended September 26, 2020 and September 28, 2019, interest expense was $196 million and $221 million, respectively. The decrease from the prior year is due primarily to the redemption of approximately $1.0 billion of debt in conjunction with the July 2019 divestiture.

Income Taxes
Our reported effective tax rate for the quarters ended September 26, 2020 and September 28, 2019 was 16% and 27%, respectively. The reported effective tax rate for the year-to-date periods ended September 26, 2020 and September 28, 2019 was 20% and 22%, respectively. The effective tax rate for the quarter was favorably impacted by the reversal of a liability for uncertain tax positions of $32 million, resulting from the finalization of a tax examination. The liability was related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.
The adjusted effective tax rate for the quarters ended September 26, 2020 and September 28, 2019 was 23% and 18%, respectively. The adjusted effective tax rate for the year-to-date periods ended September 26, 2020 and September 28, 2019 was 23% and 20%, respectively.

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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Reported income taxes	$65	$91	$268	$237
Mark-to-market	1	5	(19)	3
Project K	—	(4)	—	(8)
Brexit impacts	—	—	—	(1)
Business and portfolio realignment	—	(12)	(4)	(39)
Multi-employer pension plan withdrawal	—	(31)	1	(31)
Gain on divestiture	—	55	—	55
U.S. Tax Reform	(32)	—	(32)	—
Adjusted income taxes	$97	$78	$323	$258
Reported effective income tax rate	15.6%	26.7%	20.1%	22.2%
Mark-to-market	—%	—%	(0.3)%	—%
Project K	—%	—%	—%	—%
Brexit impacts	—%	—%	—%	0.1%
Business and portfolio realignment	—%	(1.8)%	—%	(0.7)%
Multi-employer pension plan withdrawal	—%	1.3%	—%	(0.1)%
Gain on divestiture	—%	9.3%	—%	3.3%
U.S. Tax Reform	(7.8)%	—%	(2.3)%	—%
Adjusted effective income tax rate	23.3%	17.9%	22.7%	19.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.8-$1.9 billion and capital expenditures of approximately $500 million in 2020. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2021, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. In May, we issued $500 million of ten-year 2.10% Notes in anticipation of our $600 million December maturity. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we utilized certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.3 billion and $0.9 billion as of September 26, 2020 and September 28, 2019, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	September 26, 2020	December 28, 2019
Notes payable	$116	$107
Current maturities of long-term debt	1,417	620
Long-term debt	7,000	7,195
Total debt liabilities	$8,533	$7,922
Less:
Cash and cash equivalents	(1,329)	(397)
Marketable securities	(250)	—
Net debt	$6,954	$7,525

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019
Net cash provided by (used in):
Operating activities	$1,593	$925
Investing activities	(649)	931
Financing activities	21	(1,731)
Effect of exchange rates on cash and cash equivalents	(33)	7
Net increase (decrease) in cash and cash equivalents	$932	$132
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ended September 26, 2020, totaled $1,593 million compared to $925 million in the prior year period. The increase is due primarily to increased profitability, and lower cash outflows related to restructuring and business realignment.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 10 days and negative 5 days for the 12 month periods ended September 26, 2020 and September 28, 2019, respectively. The improvement from the prior year is due primarily to improvement in the number of days of trade payables outstanding which results from a decrease in charges related to prior restructuring activity.
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

	Year-to-date period ended
(millions)	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$1,593	$925
Additions to properties	(326)	(436)
Cash flow	$1,267	$489
Our non-GAAP measure for cash flow increased to $1,267 million in the year-to-date period ended September 26, 2020, from $489 million in the prior year period due primarily to increased profitability, divestiture-related restructuring costs in the prior year, and lower capital expenditures.

Investing activities
Our net cash used in investing activities totaled $649 million for the year-to-date period ended September 26, 2020 compared to cash provided of $931 million in the comparable prior year period. The decrease is due primarily to proceeds from the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash in the prior year and the purchase of marketable securities during the current year-to-date period as we invested in a mutual fund holding short-term debt instruments that we expect to hold until our December debt maturity.

Financing activities
Our net cash provided by financing activities for the year-to-date period ended September 26, 2020 totaled $21 million compared to cash used of $1,731 million during the comparable prior year period, due primarily to proceeds from the issuance of $500 million of ten-year 2.10% Notes due 2030 in May 2020 and debt redemptions during the third quarter of 2019.

In December 2017, the board of directors approved an authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the year-to-date period ended September 28, 2019, were 4 million shares for $220 million. The Company did not purchase shares in the year-to-date period ended September 26, 2020 and does not expect to purchase shares during the remainder of 2020.

We paid cash dividends of $586 million in the year-to-date period ended September 26, 2020, compared to $574 million during the comparable prior year period. The increase in dividends paid reflects our third quarter of 2019 increase in the quarterly dividend to $.57 per common share from the previous $.56 per common share. In October 2020, the board of directors declared a dividend of $.57 per common share, payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020.

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

The Five-Year and 364 Day Credit Agreements, which had no outstanding borrowings as September 26, 2020, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of September 26, 2020.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $929 million and $774 million remained outstanding under this arrangement as of September 26, 2020 and December 28, 2019, respectively.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate, however, we do not expect supplier payment term modifications to have a material impact on our cash flows during 2020.

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

If financial institutions were to terminate their participation in the Monetization Programs and we are not able to modify related customer payment terms, working capital could be negatively impacted. Additionally, working capital could be negatively impacted if we shorten our supplier payment terms as a result of supplier negotiations. For suppliers participating in the Accounts Payable Programs, financial institutions may terminate their participation or we could experience a downgrade in our credit rating that could result in higher costs to suppliers. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

Future outlook
The Company raised full-year guidance, reflecting net sales and profit over-delivery during the third quarter. The Company has made certain assumptions about the fourth quarter amidst an uncertain environment. Notably, the Company assumes at-home consumption growth will moderate in the fourth quarter, with away-from-home demand taking longer to stabilize, and emerging markets growth decelerating in the quarter. In addition, we expect advertising and promotion costs to increase during the fourth quarter and continued incremental COVID-19-related costs.

Specifically, based on these assumption, the revised guidance ranges are:

Organic net sales growth for the full year is projected to be approximately 6%, versus previous guidance of 5% growth.

Currency-neutral adjusted operating profit is expected to increase approximately 2%, versus previous guidance of a 1% decline, and still weighed down by the absence of results from the divested businesses.

Currency-neutral adjusted EPS for the full year is expected to increase by approximately 2%, versus previous guidance of a 1% decline, and still weighed down by the absence of results from the divested businesses.

Cash provided by operating activities is projected to be $1.8-$1.9 billion, versus previous guidance of approximately $1.6 billion. Capital expenditures are expected to be approximately $0.5 billion, versus previous guidance of $0.6 billion as certain capital projects were delayed as a result of the pandemic. Cash flow, defined as cash provided by operating activities reduced by capital expenditures, is projected to be $1.3-$1.4 billion, versus previous guidance of $1.0 billion, reflecting third quarter performance partially offset by lower anticipated fourth quarter earnings.

Excluded from this guidance are significant supply chain or other prolonged market disruptions related to the pandemic or global economy.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2020:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		~$40-$50M	~$0.12-$0.15
Income tax impact applicable to adjustments, net**			~$0.02-$0.03
U.S. Tax Reform			~$0.09
Currency-neutral adjusted guidance*	~3-4%	~2%	~2%
Absence of results from divested business	~4%
53rd Week	(1)-(2)%
Organic guidance*	~6%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2020
Net cash provided by (used in) operating activities	~$1.8-1.9
Additions to properties	~($0.5)
Cash Flow	~$1.3-1.4

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
Refer to disclosures contained within Item 7A of our 2019 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 26, 2020.

Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net sales and operating profit when translated to U.S. dollars.  Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro. There is significant uncertainty surrounding the impact of COVID-19 on financial markets and we will continue to monitor the business for adverse impacts related to the pandemic.

During 2020, we've entered into forward starting interest swaps with notional amounts totaling €250 million and $550 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate Euro and U.S. Dollar denominated debt. These swaps were designated as cash flow hedges. In May of 2020, the Company issued $500 million of ten-year 2.10% Notes due 2030, resulting in net proceeds after debt discount of $496 million. In connection with this debt issuance, the company terminated forward starting interest rate swaps with notional amounts totaling $500 million, resulting in a $51 million loss. These forward starting interest rate swaps were accounted for as cash flow hedges and the related loss was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes.

We have interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement receivable of $15 million as of September 26, 2020. We had interest rate contracts with notional amounts totaling $1.9 billion representing a net settlement obligation of $6 million as of December 28, 2019.

We have cross currency swaps with notional amounts totaling $1.6 billion outstanding as of September 26, 2020 representing a net settlement receivable of $89 million. The total notional amount of cross currency swaps outstanding as of December 28, 2019 was $1.5 billion representing a net settlement receivable of $85 million.

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
As of September 26, 2020, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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
Further, we have delayed certain capital and innovation projects due to the COVID-19 pandemic. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period could result in additional delays or modifications to these projects and other productivity, capital and innovation projects and hinder our ability to achieve the project objectives.
The COVID-19 pandemic has also significantly increased economic and demand uncertainty, including inflation, interest rates, availability of capital markets, consumer spending rates and energy availability and costs (including fuel surcharges). We expect the COVID-19 pandemic may result in lower revenues in some of our emerging market countries that have a higher concentration of traditional trade outlets (such as small family-run stores).
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

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended September 26, 2020.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
6/28/2020 - 7/25/2020	—	$—	—	$1,500
Month #2:
7/26/2020 - 8/22/2020	—	$—	—	$1,500
Month #3:
8/23/2020 - 9/26/2020	—	$—	—	$1,500
Total	—	$—	—

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: October 30, 2020

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