Form 10-K
period 2021-01-02
KELLOGG CO
filed 2021-02-22
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2021

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☑    No  ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 27, 2020 was approximately $17.8 billion based on the closing price of $63.86 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 30, 2021, 343,950,311 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 30, 2021 are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
The Company. Kellogg Company, founded in 1906 and incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and convenience foods.
The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise specified or indicated by the context, “Kellogg,” the "Company," “we,” “us” and “our” refer to Kellogg Company, its divisions and subsidiaries.
Financial Information About Segments. Information on segments is located in Note 17 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 22, 2021, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as in certain geographies.
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
Additional information pertaining to the relative sales of our products for the years 2018 through 2020 is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Sustainability & Purpose. In 2020, Kellogg launched a refreshed vision and purpose. Our vision is a good and just world where people are not just fed, but fulfilled. Our purpose is creating better days, and a place at the table for everyone, through our trusted food brands. Our vision and purpose are integrated into our Deploy For Growth business strategy. Our leadership in areas like Nourishing with our Foods, Feeding People in Need, Nurturing our Planet, and Living our Founder's Values are key to how we bring our Vision and Purpose to life.

This work is not new - we’ve been making progress on these topics for many years and have been reporting our results annually through our Corporate Responsibility Report and other disclosures since 2009. Each year, we assess which environmental, social and governance (“ESG”) topics are included and highlight progress on our commitments. We also report against the Sustainability Accounting Standards Board (“SASB”) and Task Force on Climate-related Financial Disclosures (“TCFD”) reporting frameworks, as well as many other industry disclosures like CDP and the Dow Jones Sustainability Index. In 2020, Kellogg’s sustainability performance is within the top 15% of our industry according to the 2020 S&P Global ESG Yearbook, making Kellogg among the world’s highest performing sustainable companies.

Our Commitments. Kellogg’s global signature purpose platform, Kellogg’s® Better Days™, has helped make billions of days better for people in need, providing more than 3 billion servings of food since 2013. In 2019, Kellogg expanded our commitments again to increase ambition, capture a broader set of goals, and align to the United Nations Sustainable Development Goals. Through the updated Kellogg’s® Better Days goals, Kellogg is addressing food security and creating Better Days for 3 billion people by the end of 2030. To do so, we’re focused on the interconnected issues of wellbeing, hunger relief and climate resiliency to drive positive change for people, communities and the planet. Specifically, we are committed to:

•Nourishing 1 billion people by fostering well-being with our foods by delivering nutrients of need and addressing hidden hunger
•Feeding 375 million people in need through food donations and expanded child-feeding programs.
•Nurturing people and our planet by supporting 1 million farmers and workers while conserving natural resources across our value chain by meeting our science-based targets, responsibly sourcing our ingredients, reducing organic waste and providing sustainable packaging.
•Living our founder’s values by engaging 1.5 billion people in the issue of global food security by advocating on behalf of children facing hunger, encouraging employee volunteerism, ensuring an ethical supply chain, and supporting diversity and inclusion.

Progress towards these goals will be reported annually, starting in fiscal 2021.

Climate-Related Disclosure. Climate change and food security are core business issues for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. As a grain-based food company, the success of Kellogg Company is dependent on having timely access to high quality, low cost ingredients, water and energy for manufacturing globally. Risks are identified annually through annual reporting and evaluated in the short (<3 years), medium (3 - 6 years) and long terms (>6 years). These natural capital dependencies are at risk of shortage, price volatility, regulation, and quality impacts due to climate change which is assessed as part of Kellogg’s overall enterprise risk management approach. Specific risks including water stress and social accountability are specifically identified and assessed on a regular basis, especially in emerging market expansion that fuels company growth.

Due to these risks, Kellogg has implemented major short- and long-term initiatives to mitigate and adapt to these environmental pressures, as well as the resulting challenge of food security. While these risks are not currently impacting business growth, they must be monitored, evaluated, and mitigated. The Company has incorporated the risks and opportunities of climate change and food security as part of the Global 2020 Growth Strategy and Kellogg’s® Better Days™ by continuing to identify risk, incorporate sustainability indicators into strategic priorities, and report regularly to leadership, the Board, and publicly. Kellogg has been recognized as a 2020 CDP Supplier Engagement Leader, representing the top 7% of companies who disclosed to the full climate questionnaire.

Oversight. Kellogg Company’s Social Responsibility and Public Policy Committee of the Board of Directors oversees our corporate responsibility strategy. Our Senior Vice President (SVP) of Global Corporate Affairs, who reports to the Chairman and CEO, is responsible for successfully implementing the strategy and regularly updating the CEO and Board Committee. Our Chief Sustainability Officer (CSO) reports to the SVP of Global Corporate Affairs. Additionally, numerous leaders are accountable for achieving specific corporate responsibility commitments, based on their roles.
Raw Materials. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugate, and plastic are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as a pandemic (such as the COVID-19 pandemic), geopolitical events, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
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
We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. Despite our ability to source materials necessary to meet increased demand for our products, certain ingredients, packaging and other goods and services have been adversely impacted by the COVID-19 pandemic. Although we are unable to predict the impact to our ability to source these materials and services in the future, we expect supply pressures and market disruptions to continue throughout 2021. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.
Raw materials and packaging needed for internationally based operations are available in adequate supply and are sourced both locally and imported from countries other than those where used in manufacturing.
Natural gas and propane are the primary sources of energy used to power processing equipment at major domestic and international facilities, although certain locations may use electricity, oil, propane or solar cells as needed. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.

Trademarks. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals, snacks and various other foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops,

Cracklin’ Oat Bran, Crispix, Eggo, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Mueslix, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Special K, Special K Red Berries and Smart Start in the United States and elsewhere; Sucrilhos, Kellogg's Extra, Radkau, Zoo Cartoon, Müsli, and Choco Krispis for cereals in Latin America; Vector and Two Scoops in Canada; Coco Pops, Choco Krispies, Frosties, Fruit ‘n Fibre, Kellogg’s Crunchy Nut, Krave, Honey Loops, Kellogg’s Extra, Country Store, Smacks, Pops, Honey Bsss, Croco Copters, Chombos, W.K. Kellogg, Toppas and Tresor for cereals in Europe; and Froot Ring, Guardian, Just Right, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.

Other brand names include Kellogg’s Corn Flake Crumbs; Choco Krispis, Crunchy Nut, Kashi, Nutri-Grain, Special K, Squares, Zucaritas, Kashi and Sucrilhos for cereal bars; Pop-Tarts for toaster pastries; Eggo, Kashi and Nutri-Grain for frozen waffles and pancakes; MorningStar Farms and Special K for breakfast sandwiches; Rice Krispies Treats for convenience foods; Special K protein shakes; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Sunibrite, Split Stix, Be Natural and LCMs for convenience foods in Australia; Choco Krispies, Coco Pops, Crunchy Nut, Frosties and Rice Krispies Squares for convenience foods in Europe; Kashi for certain cereals, convenience foods, and frozen foods; Kashi Go for cereals and nutrition bars; Special K and Vector for meal bars; Bear Naked for granola cereal and snack bites, Pringles for crisps; and Morningstar Farms, Incogmeato, Veggitizers and Gardenburger for certain meat alternatives.

We also market convenience foods under trademarks and tradenames which include Austin, Bisco, Cheez-It, Club, Luxe, Minueto, Parati, RXBAR, Special K, Toasteds, Town House, Zesta and Zoo Cartoon and beverages under the Trink trademark. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap! Crackle! Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Toucan Sam for Froot Loops and Froot Rings cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran, Two Scoops and Raisin Bran Crunch cereals; Coco the Monkey for Coco Pops, Choco Krispies and Chocos cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocovore, Poperto, Cerealdo and Sammy the Seal (aka Smaxey the Seal) for certain cereal products; and Mr. P or Julius Pringles for Pringles crisps.

The slogans The Original & Best, They’re Gr-r-reat! and Follow Your Nose, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo and L’Eggo with Eggo, used in connection with our frozen waffles, pancakes and French toast sticks, and Snack Stacks used in connection with potato crisps are also important Kellogg trademarks.

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
Seasonality. Demand for our products is generally level throughout the year, although some of our convenience foods have a bias for stronger demand in the second half of the year due to events and holidays.
Working Capital. A description of our working capital is included in the Liquidity section of MD&A within Item 7 of this Report.
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2020, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2020. During 2020, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 51% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 2, 2021 and December 28, 2019 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2020-$135; 2019-$144; 2018-$154. Information concerning our research and development expense is located in Note 1 within Notes to the Consolidated Financial Statements.
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
Human Capital Resources. At January 2, 2021, we had approximately 31,000 employees. We are also party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees.

Equity, Diversity and Inclusion: In 2005, Kellogg established an Office of Diversity & Inclusion. Since this time, our Company has enhanced our strategy to lead with Equity and be known as the Office of Equity, Diversity and Inclusion. This office has been focused on recruiting and retaining diverse employees, creating awareness of diversity issues, fostering a supportive, positive environment where inclusive behaviors are the norm, and embedding accountability for diversity throughout the organization. Our goal is to reflect the diversity of our consumers throughout our Company. We report to our Board of Directors on a periodic basis about the actions we have taken to make progress on our ED&I journey, and we are firmly committed to continuing to advance our ED&I priorities. Our focus on equity, diversity and inclusion enables us to build a culture where employees are inspired to share their passion, talents and ideas. Our eight Business Employee Resource Groups, which include KVets and Supporters, Kellogg Multinational Employee Resource Group, Kellogg’s Young Professionals, Kellogg African American Resource Group, Women of Kellogg, Hola (our Latino resource group), KPride & Allies (our LBGTQ+ resource group), and Kapable (our resource group for people with disabilities and their supporters), also play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business.

Through many initiatives, supported by our Business Employee Resource Groups and ED&I Champions, several leading organizations recognized Kellogg for our commitment to building and supporting equity, diversity and inclusion in our workplace, marketplace and the communities where we work and live. These include Diversity Inc., Social Corporate Equity Index, Diversity Best Practice Index and Human Rights Campaign (HRC) Best Places to Work for LGBTQ Equality, to name a few.

Training and Development: We invest is ongoing leadership development through programs such as our Step UP program for future managers, our Accelerate program for experienced managers and our executive leadership training program for developing our future leaders.

Employee Engagement: We communicate frequently and transparently with our employees through a variety of engagement vehicles, from externally managed global opinion surveys to weekly check-ins via our internal global recognition platform. We also provide a wide array of opportunities for volunteerism though Kellogg’s “Better Days” commitment, and provide matching donations for employees’ service to charities of their choosing in many regions.

Total Rewards: We provide a market-based competitive compensation through our salary, annual incentive and long-term incentive programs, and a robust benefits package that promotes employee well-being across all aspects of their lives, including physical, financial, social and emotional wellbeing. We provide a variety of resources and services to help our employees for retirement. Kellogg offers a comprehensive retiree medical plan for those who meet eligibility requirements. In addition, we provide a 401(k) plan for active employees.

Health and Wellness: Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges and we are striving to ensure the health, safety and general well-being of our colleagues. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. My Total Health, our global employee wellbeing framework, launched in 2019. It addresses physical, financial, social and emotional wellbeing to support our employee’s personal goals. On an ongoing basis, we focus on each aspect of wellbeing and provide useful information, education, tools and resources. For example, Kellogg hosted a global all employee Emotional Health event on Mindfulness in acknowledgement of World Mental Health Day. Many of our locations now use the My Total Health framework to guide how they communicate and engage with employees in support of their wellbeing.

Company Ethics: The Company has processes in place for compliance with the Code of Conduct for Kellogg Company Board of Directors and Global Code of Ethics for Kellogg Company employees, each including a requirement for annual certification that provides employees an opportunity to disclose actual or potential conflicts of interest, report actual or potential violations of the law, the Code or policy and acknowledge their obligation to comply with the applicable code. Ethics are deeply embedded in our values and business processes. The Company regularly re-enforces our commitment to ethics and integrity in employee communications, in our everyday actions and through our processes. In addition, the Company provides targeted training across the globe during the course of the of the year. The Company also maintains an ethics related hotline, managed by a third party, through which individuals can anonymously raise concerns or ask questions about business behavior.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
Executive Officers. The names, ages, and positions of our executive officers (as of February 22, 2021) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Nicolas Amaya	47
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

Amit Banati	52
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

Steven A. Cahillane	55
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

Kurt D. Forche	51
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

Alistair D. Hirst	61
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

Christopher M. Hood	58
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

Melissa A. Howell	54
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

Shumit Kapoor	50
Senior Vice President, Kellogg Company
President, Kellogg Asia Pacific, Middle East and Africa
Mr. Kapoor assumed his current position in July 2020. Prior to joining Kellogg, he was Regional President, Pet Nutrition, Asia Pacific for Mars Inc. from January 2017 to June 2020. In this role, Mr. Kapoor had additional oversight of the confectionary and food business in Japan and New Zealand. Prior to that, he was Regional President, Asia Pacific, for Mars’ Royal Canin business from January 2015 to December 2016. Mr. Kapoor served in various leadership roles at Mars Inc., starting his career as General Manager, South East Asia and India Mars Multisales in July 2011. Prior to Mars Inc., Mr. Kapoor was with Nokia from 2005 to 2011 and Procter & Gamble from 1993 to 2005.

David Lawlor	53
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

Monica H. McGurk	50
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

Gary H. Pilnick	56
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
Forward-Looking Statements. This Report contains “forward-looking statements” with projections and expectations concerning, among other things, the Company’s restructuring programs, the integration of acquired businesses, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; ESG performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions.
Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the expected benefits and costs of the divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts, and ice-cream cones businesses of the Company, the risk that disruptions from the divestiture will divert management's focus or harm the Company’s business, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, risks associated with the Company’s provision of transition services to the divested businesses post-closing, the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the success of our Better Days and sustainability programs; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related to Our Business
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
The duration and significance of this sustained demand is uncertain. Although our business has benefited from some of these measures, volatility in financial markets and deterioration of national and global economic conditions could impact our business and operations in a variety of ways, including as follows:

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
•A significant portion of our workforce, including our management team, could become unable to work as a result of illness or government restrictions, or the attention of our management team could be diverted if key employees become ill from COVID-19 and unable to work;
•An increased reliance on our information technology systems due to many employees working remotely causing us to be increasingly subject to cyberattack;

•A shutdown of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;
•An inability to effectively modify our trade promotion and advertising activities to reflect changing consumer shopping habits due to, among other things, reduced in-store visits and travel restrictions;
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

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this section, such as those relating to our reputation, brands, product sales, results of operations or financial condition. The severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing and depends on events beyond our knowledge or control. We might not be able to anticipate or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, the impact of the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands. We have a number of iconic brands with significant value. Promoting and protecting the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we, or any of our employees or agents, have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including whether certain of our products are perceived to contribute to obesity. In addition, due to our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers consume food products and their desire for premium or value offerings, provide an array of products that satisfy the broad spectrum of consumer preferences. Accordingly, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired efforts of our marketing efforts or use data-driven marketing and advertising to reach consumers at the right time with the right message. The growing use of social and digital media platforms by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands, our products or any of our employees or agents on social or digital media platforms could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.

Unanticipated business disruptions could have an adverse effect on our business, financial condition and results of operations. We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, warehousing and distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, weather (including any potential effects of climate change), natural disasters, water availability, fires or explosions, terrorism, political unrest, government restrictions, mandates or shutdowns, tariffs and other trade restrictions, cybersecurity breaches, health pandemics, such as the COVID-19 pandemic, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, or strikes, could damage or disrupt our operations or our suppliers', their suppliers or our contract manufacturers' operations. If we do not effectively prepare for and respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, technology, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. In addition, insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses. These events could adversely affect our business, financial condition and results of operations.

We have experienced minor temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

In addition, we experienced increased demand for our products during fiscal 2020 and were, at times, unable to fill all customer orders. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

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

We have recently delayed the implementation of system upgrades and certain other cost-saving and productivity initiatives due to the COVID-19 pandemic. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our cost savings and productivity initiatives on the same timelines.

Structural and Organizational Risks
If we pursue strategic acquisitions, alliances, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses. From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns, expected synergies and other benefits as a result of integration challenges, or may not achieve those objectives on a timely basis. Future acquisitions of foreign companies or new foreign ventures would subject us to local laws and regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act (FCPA).

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

The divestiture (the "Divestiture") of selected cookie, fruit and fruit-flavored snacks, pie crusts, and ice cream cone businesses, consummated on July 28, 2019 (the "Divested Business") may not achieve some or all of the anticipated benefits, the Divestiture may adversely affect our business, and there are execution risks associated with our continued provision of transition services to the Divested Business. To the extent we undertake divestitures in the future, we may face additional risks related to such activity. For example, risks related to our ability to find appropriate buyers, to execute transactions on favorable terms, to separate divested businesses from our remaining operations, and to effectively manage any transitional service arrangements. Any of these factors could materially and adversely affect our financial condition and operating results.

We may not be able to attract, develop and retain the highly skilled people we need to support our business. We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals, including individuals with e-commerce, digital marketing and data analytics capabilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train, develop and retain other talented personnel. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment or become ill as a result of COVID-19, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. Additionally, changes in immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees.

Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs), global geopolitical conditions, drought and other weather conditions (including the potential effects of climate change), a pandemic illness (such as the COVID-19 outbreak) or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services have been impacted by the COVID-19 pandemic and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect these supply pressures and market disruptions to continue into 2021. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices, or consumers may decide not to pay the higher prices or may forego some purchases altogether during an economic downturn such as the COVID-19 pandemic, which could lead to sales declines and loss of market share. Food processing equipment at major domestic and international facilities are regularly fueled by electricity, oil, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.

Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels. We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. In 2020, the cost of distribution decreased due to a decline in transportation and logistics costs, driven by excess availability, warehousing efficiencies and lower fuel costs, however, we have experienced a recent increase in transportation and logistics costs. In particular, compliance with the electronic device logging mandate has increased the cost of transportation for us and many other companies. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline.

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

The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits. Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2020, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2020. During 2020, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 51% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.

Additionally, alternative retail channels, such as e-commerce retailers (including as a result of the integration of traditional and digital operations at key retailers), subscription services, discount and dollar stores, direct-to-consumer brands, drug stores and club stores, have continued to grow. This trend away from traditional retail grocery, and towards such channels, is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be negatively impacted. In particular, substantial growth in e-commerce has encouraged the entry of new competitors and business models, intensifying competition by simplifying distribution and lowering barriers to entry. The expanding presence of e-commerce retailers has impacted, and may continue to impact, consumer preferences and market dynamics, which in turn may negatively affect our sales or profits. In addition, these alternative retail channels may create consumer price deflation, affecting our large retail and wholesale customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. Also, if these alternative retail channels, such as e-commerce retailers were to take significant share away from traditional retailers that could have a flow over effect on our business and our financial results could be negatively impacted.

Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes. There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products. Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. However, the COVID-19 pandemic has altered, and in some cases, delayed product innovation efforts. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.

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

Adverse changes in the global climate or extreme weather conditions could adversely affect our business or operations. Climate change is a core business issue for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. As set forth in the Intergovernmental Panel on Climate Change Fifth Assessment Report, there is continuing scientific evidence, as well as concern from members of the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of weather events, wildfires and flooding. As the pressures from climate change and global population growth lead to increased demand, the food system and global supply chain is becoming increasingly vulnerable to acute shocks, leading to increased prices and volatility, especially in the energy and commodity markets. Adverse changes such as these could (i) unfavorably impact the cost or availability of raw or packaging materials, especially if such events have a negative impact on agricultural productivity or on the supply of water, (ii) disrupt production schedules and our ability, or the ability of our suppliers or contract manufacturers, to manufacture or distribute our products, (iii) reduce crop size or quality, (iv) disrupt the retail operations of our customers, or (v) unfavorably impact the demand for, or the consumer's ability to purchase, our products.

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

Risks Related to Our Operations
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

From time to time, we issue variable rate securities based on interbank offered rates (IBORs) and enter into interest rate swaps that contain a variable element based on an IBOR. LIBOR, or the London interbank offered rate, is expected to be phased out after 2021 when private-sector banks are no longer required to report the information used to set the rate. Once LIBOR ceases to be available, we may need to amend affected agreements, and we cannot predict what alternative index will be negotiated with our counterparties. Although we do not anticipate a significant impact to our financial position as a result of this transition given our current mix of fixed- and variable-rate debt, our interest expense could increase, and our available cash flow for general corporate requirements may be adversely affected.

We utilize extended payment terms for customers and suppliers supplemented with third party financing programs to assist in effectively managing our core working capital. If the extension of payment terms are reversed or financial institutions terminate their participation, our ability to maintain current levels of core working capital could be adversely impacted. Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. In order to mitigate the net working capital impact of offering extended customer payment terms, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). In addition, in combination with extending supplier payment terms, we have agreements with third parties (Accounts Payable Program) to offer structured payables programs to our suppliers which enable suppliers, at their sole discretion, to enter bilateral agreements to sell Company payment obligations to designated third-party financial institutions.

If financial institutions were to terminate their participation in the Monetization Programs and we are not able to modify related customer payment terms, working capital could be negatively impacted. Additionally, working capital could be negatively impacted if we shorten our supplier payment terms as a result of supplier negotiations. For suppliers participating in the Accounts Payable Program, financial institutions may terminate their participation or we could experience a downgrade in our credit rating that could result in higher costs to suppliers. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

We have a substantial amount of indebtedness. We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of January 2, 2021, we had total debt of approximately $7.5 billion and total Kellogg Company equity of $3.1 billion. Our substantial indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) a downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both, (iii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iv) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings, (v) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage.
Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness or incur new indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.

An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected. Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and other intangibles. While we concluded there were no indicators of impairment as of January 2, 2021, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment.

As of January 2, 2021, the carrying value of intangible assets totaled approximately $8.3 billion, of which $5.8 billion was goodwill and $2.5 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $18.0 billion and total Kellogg Company equity of $3.1 billion.

Risks Related to Regulations and Litigation
We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes. The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. The future effective tax rate could be effected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation which includes the Tax Cuts and Jobs Act (the “U.S. Tax Reform”) and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances. During the third quarter of 2019, Swiss Federal and Zurich Cantonal events took place that resulted in enacted tax law changes (“Swiss Tax Reform”). The new legislation is intended to replace certain preferential tax regimes with a new set of internationally accepted measures. We will continue to monitor Swiss Tax Reform for any additional interpretative guidance that could result in changes to the amounts we have recorded. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position. We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

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

Evolving tax, environmental, food quality and safety or other regulations or failure to comply with existing licensing, labeling, trade, food quality and safety and other regulations and laws could have a material adverse effect on our consolidated financial condition. Our activities or products, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly, as demonstrated by Brexit. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.

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

The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anti-corruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation.

Modifications to international trade policy, including the ratification of the United States-Mexico-Canada Agreement, changes in the European Union (such as Brexit) or the imposition of increased or new tariffs, quotas or trade barriers on key commodities with other countries, most significantly China, could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we are not able to offset.

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

Risks Related to Our Intellectual Property and Technology
Technology failures, cyber attacks, privacy breaches or data breaches could disrupt our operations, reputation and negatively impact our business. We increasingly rely on information technology systems and third party service providers, including through the internet, to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems, and the systems of the parties we communicate and collaborate with, may be vulnerable to a variety of interruptions, as a result of many of our employees working remotely, updating our enterprise platform or due to events beyond our or their control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, a pandemic illness (such as COVID-19), failures or impairments of telecommunications networks, or other catastrophic events.

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

The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the European Union General Data Protection Regulation (GDPR) and the California Consumer Privacy Act of 2018 (CCPA), which went into effect on January 1, 2020 (each of which imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored), because they are continuously evolving and developing and may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. In addition, regulations to implement portions of the CCPA have not been finalized and could significantly impact CCPA compliance measures. Our efforts to comply with privacy and data protection laws, including the GDPR and CCPA, may impose significant costs and challenges that are likely to increase over time.

If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber-attack, privacy breaches, data breaches, issues with or errors in system maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, denial of service, telecommunication or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect the Company's results of operations and/or financial condition. The misuse, leakage or falsification of information could result in violations of data privacy laws and the Company may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. In addition, if the Company's suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.

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

General Risk Factors
We are subject to risks generally associated with companies that operate globally. We are a global company and generated 43% and 42% of our net sales for 2020 and 2019, respectively outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include (i) compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations, (ii) compliance with anti-corruption laws, including the FCPA and U.K. Bribery Act (UKBA), (iii) compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes, (iv) changes in tax laws, interpretation of tax laws and tax audit outcomes, (v) fluctuations or devaluations in currency values, especially in emerging markets, (vi) changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States, (vii) changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, (viii) laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection, (ix) uncertainty relating to Brexit and its impact on the local and international markets, the flow of goods and materials across borders, and political environments, (x) discriminatory or conflicting fiscal policies, (xi) challenges associated with cross-border product distribution, (xii) increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments, (xiii) varying abilities to enforce intellectual property, contractual, and other legal rights, (xiv) greater risk of uncollectible accounts and longer collection cycles, (xv) loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses, (xvi) design and implementation of effective control environment processes across our diverse operations and employee base, (xvii) imposition of more or new tariffs, quotas, trade barriers, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, and (xviii) changes in trade policies and trade relations.

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

There may be uncertainty as a result of key global events during 2021. For example, the continuing uncertainty related to the COVID-19 pandemic, Brexit and international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

Our performance is affected by general economic, political and social conditions and taxation policies. Customer and consumer demand for our products may be impacted by the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), recession, financial and credit market disruptions, government shutdowns or other economic downturns in the United States or other nations. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic, political and social conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, trade policy, political and social unrest and terrorist acts in the United States or other countries in which we carry on business. The economic, political and social conditions resulting from Brexit and the uncertainty regarding the post-Brexit trade agreement (as defined below) in the transition period and beyond, among other events, may adversely impact our overall performance.

Deteriorating economic conditions in our major markets affected by the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Such deterioration in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition. In addition, significant COVID-19 related changes in the political conditions in markets in which we manufacture, sell or distribute our products (including quarantines, import/export restrictions, price controls, governmental or regulatory actions, closures, or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions or otherwise prevent our third-party suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products) could adversely impact our operations and results.

Financial institutions may be negatively impacted by economic conditions and may consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. The COVID-19 pandemic has increased volatility and pricing in the capital markets and as a result, we may not have access to preferred sources of liquidity when needed or on terms we find acceptable, causing our borrowing costs could increase. An economic or credit crisis could impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. Any of these events would likely harm our business, results of operations and financial condition.

Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results. We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, and Russian ruble. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. For example, as a result of the United Kingdom’s termination of membership in the European Union under new trade and cross border operating agreements, there could be significant volatility in currency exchange rate fluctuations. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

The United Kingdom's exit from the European Union may have a negative effect on global economic conditions, financial markets and our business. The decision of the United Kingdom to exit from the European Union, and the uncertainty concerning the post-Brexit trade agreement, may have a negative effect on global economic conditions, financial markets and our business. On January 29, 2020, the European Parliament approved the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit.” The United Kingdom officially left the European Union on January 31, 2020 and entered into a transition period that expired on December 31, 2020, during which the United Kingdom and the European Union negotiated a post-Brexit trade agreement (the “post-Brexit trade agreement”). The ultimate effects of Brexit on us will depend on the effects of the post-Brexit trade agreement, which went into effect on January 1, 2021.

The uncertainty concerning the post-Brexit trade agreement and the United Kingdom’s legal, political and economic relationship with the European Union may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). We may also face new regulatory costs and challenges as a result of Brexit (including potentially divergent national laws and regulations between the United Kingdom and European Union) that could have an adverse effect on our operations. For example, the United Kingdom could lose the benefits of global trade agreements negotiated by the European Union on behalf of its members, which may result in increased trade barriers that could make our doing business in the European Union and the European Economic Area more difficult. Any of these developments, or the perception that any of them could occur, could depress economic activity and restrict our access to capital, which could materially and adversely affect our product sales, financial condition and results of operations.

Potential impacts to our business include: (i) reduced efficiency in processing of product shipments between the United Kingdom and other countries that could impact our ability to have sufficient products in the appropriate market for sale to customers, (ii) requirement to increase inventory levels maintained in both the United Kingdom and other countries to ensure adequate supply of product to support both base and promotional activities normally executed with our customers, (iii) increased costs related to incremental warehousing and logistics services required to adequately service our customers, (iv) significant financial impact resulting from tariffs that are implemented between the United Kingdom and other countries as the location of our European production facilities and the markets we sell in regularly require significant import and export shipments involving the United Kingdom, and (v) our ability to realize future benefit from other assets on our balance sheet, such as deferred tax assets, may be impacted which could result in additional valuation allowances or reserves being established.
Potential liabilities and costs from litigation could adversely affect our business. There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions (inclusive of class action lawsuits and foreign litigation), including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. Furthermore, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in investigations, legal claims or litigation against us. As a result, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
We operated, as of February 22, 2021, offices, manufacturing plants and distribution and warehousing facilities totaling more than 37 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States are located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; Omaha, Nebraska;

San Jose, California; Rome, Georgia; Kansas City, Kansas; Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; and Jackson and Rossville, Tennessee.
Outside the United States, we had, as of February 22, 2021, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Great Britain, India, Japan, Malaysia, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Turkey. We also have joint ventures in China, Nigeria, and Ghana which own or operate manufacturing or warehouse facilities.
We generally own our principal properties, including our corporate headquarters, principal research and development center and manufacturing facilities in the United States, and no owned property is subject to any major lien or other encumbrance. Distribution facilities (including related warehousing facilities) and offices of non-plant locations typically are leased. In general, we consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

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
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended January 2, 2021.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 9/27/20-10/24/20	—	$—	—	$1,500
Month #2: 10/25/20-11/21/20	—	$—	—	$1,500
Month #3: 11/22/20-1/2/21	—	$—	—	$1,500

ITEM 6. SELECTED FINANCIAL DATA
Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2020	2019	2018	2017	2016
Operating trends
Net sales	$13,770	$13,578	$13,547	$12,854	$12,965
Gross profit as a % of net sales	34.3%	32.3%	34.9%	36.6%	37.3%
Depreciation	452	457	493	469	510
Amortization	27	27	23	12	7
Advertising expense	781	676	752	732	736
Research and development expense (a)	135	144	154	148	182
Operating profit	1,761	1,401	$1,706	1,387	1,483
Operating profit as a % of net sales	12.8%	10.3%	12.6%	10.8%	11.4%
Interest expense	281	284	287	256	406
Net income attributable to Kellogg Company	1,251	960	1,336	1,254	699
Average shares outstanding:
Basic	343	341	347	348	350
Diluted	345	343	348	350	354
Per share amounts:
Basic	3.65	2.81	3.85	3.61	1.99
Diluted	3.63	2.80	3.83	3.58	1.97
Cash flow trends
Net cash provided by (used in) operating activities	$1,986	$1,176	$1,536	$403	$1,271
Capital expenditures	505	586	$578	501	507
Net cash provided by (used in) operating activities reduced by capital expenditures (b)	1,481	590	958	(98)	764
Net cash provided by (used in) investing activities	(585)	774	(948)	149	(392)
Net cash provided by (used in) financing activities	(1,388)	(1,905)	(566)	(604)	(786)
Interest coverage ratio (c)	8.3	7.2	8.1	9.4	4.6
Capital structure trends
Total assets	$17,996	$17,564	$17,780	$16,351	$15,111
Property, net	3,713	3,612	3,731	3,716	3,569
Short-term debt and current maturities of long-term debt	729	727	686	779	1,069
Long-term debt	6,746	7,195	8,207	7,836	6,698
Total Kellogg Company equity	3,112	2,747	2,601	2,178	1,891
Share price trends
Stock price range	$53-71	$52-69	$56-75	$59-76	$70-87
Cash dividends per common share	2.28	2.26	2.20	2.12	2.04
Number of employees	31,000	31,000	34,000	33,000	37,000

The above amounts have been restated to include the impact of Accounting Standard Updates adopted in the first quarter of 2018. Additionally, the above prior year amounts have not been restated to include the impact of the Leases ASU adopted in the first quarter of 2019.

a.Research and development cost declines are due primarily to cost optimization and divestiture impacts.
b.We use this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.
c.Interest coverage ratio is calculated based on net income attributable to Kellogg Company before interest expense, income taxes, depreciation and amortization, divided by interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS
Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Report, as well as Part II, 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 28, 2019, which provides additional information on comparisons of years 2019 and 2018.

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

Maintain financial flexibility
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.6 billion and capital expenditures of approximately $500 million in 2021. We currently have $2.9 billion of unused revolving credit agreements, including $1.5 billion effective through January 2023 and $1.0 billion effective through January 2022, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we utilized certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

Monitoring future impacts
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The Company is actively monitoring the pandemic and related governmental actions as they continue to develop and evolve. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Beginning in March 2020, the Company experienced a significant increase in demand for our retail products as consumers stocked up on food for at-home consumption in those markets. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of high demand. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of employee safety and maintaining food supply, and lower revenues for certain emerging market countries with a higher concentration of traditional trade outlets. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests for the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

Segments
On July 28, 2019, we completed the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism. During 2020 the working capital adjustment was finalized, resulting in a reduction of the sale proceeds and recognition of a pre-tax expense in Other income and (expense) of $4 million. The operating results for these businesses were included in our North America and Latin America reportable segments prior to the sale.

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

Non-GAAP Financial Measures
Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), adjusted and currency-neutral adjusted gross profit, adjusted and currency neutral adjusted gross margin, adjusted other income (expense), and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral net sales. In addition, we exclude the impact of acquisitions, divestitures, foreign currency, and differences in shipping days including the 53rd week, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•Adjusted: gross profit, gross margin, operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on divestiture, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, the gain/loss on divestiture, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including U.S. Tax Reform and certain out-of-period adjustments, on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability
Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans were recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that were recognized in the quarter they occur. We recorded a total pre-tax mark-to-market charge of $162 million for 2020, a total pre-tax market-to-market charge of $104 million for 2019 and a total pre-tax mark-to-market charge of $343 million for 2018. Included within the aforementioned totals was a pre-tax mark-to-market charge for pension plans of $154 million for 2020, pre-tax mark-to-market charge for pension plans of $98 million for 2019, and a pre-tax mark-to-market charge for pension plans of $335 million for 2018.

Project K
In 2019, the Company completed implementation of all Project K initiatives. We recorded pre-tax charges related to this program of $54 million in 2019 and $143 million in 2018.

See the Restructuring and cost reduction activities section for more information.

Brexit impacts
During 2019, with the uncertainty associated with the United Kingdom's exit from the European Union (EU), commonly referred to as Brexit, we incurred certain costs to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $9 million in 2019 and a pre-tax charge of $3 million in 2018.

Business and portfolio realignment
One-time costs related to divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses; reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; and investments in enhancing capabilities prioritized by our Deploy for Growth strategy. As a result, we incurred pre-tax charges, primarily related to reorganizations of $38 million in 2020, $156 million in 2019 and $5 million in 2018.

Multi-employer pension plan exit liability
During the third quarter of 2019, the Company incurred a pre-tax charge of $132 million due to withdrawing from two multi-employer pension plans. During the second quarter of 2020, the Company recorded a pre-tax gain of approximately $5 million related to the settlement of one multi-employer pension plan withdrawal liability from the prior year.

Divestitures
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism. Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the third quarter, recorded in other income and (expense). Additionally, the company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. During 2020 the working capital adjustment was finalized, resulting in a reduction of the sale proceeds and recognition of a pre-tax expense in Other income and (expense) of $4 million.

The operating results for the divested businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $562 million for the first eight months of the year ended December 28, 2019 and $308 million for the last five months of the year ended December 29, 2018.

Additionally, during the fourth quarter of 2020, the Company divested its majority ownership of a small business in our Europe reportable segment, resulting in a pre-tax loss of $4 million. Net sales in 2020, totaled approximately $11 million for the business divested.

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

Impact of shipping day differences including 53rd week
During the fourth quarter of 2020, the Company had a difference in shipping days resulting from an additional week of business during the fiscal year. This impact increased reported net sales by $174 million for the year ended January 2, 2021.

Out-of-period adjustment
During the fourth quarter of 2019, the Company recorded an out-of-period adjustment to correct an error related to a prior year which increased income tax expense by $39 million.  See Note 13 to the Consolidated Financial Statements.

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

Financial results
For the full year ended January 2, 2021, our reported net sales increased 1.4% versus the prior year as strong organic net sales growth and the benefit of an additional week of business was partially offset by the impact of lapping results from the businesses divested at the end of July 2019, and unfavorable foreign currency. Demand for packaged foods for at-home consumption remained elevated as a result of the pandemic, although moderating in the back half of the year. This growth more than offset a decline in away-from-home channel net sales. Organic net sales increased 6.0% from the prior year after excluding the impact of the 53rd week, the divestiture, and foreign currency.

Reported operating profit increased almost 26% versus the prior year due primarily to substantially lower charges for multi-employer pension plan withdrawal, business and portfolio realignment, and Project K, and higher net sales, partially offset by the impact of the divestiture, and incremental COVID-19-related costs. Currency-neutral adjusted operating profit increased 3.5%, after excluding the impact of the multi-employer pension plan withdrawal, Project K, and business and portfolio realignment.

Reported diluted EPS of $3.63 for the year was up 30% compared to the prior year EPS of $2.80 due primarily to higher operating profit and a lower tax rate due to the release of reserves for uncertain tax positions related to U.S. Tax reform. These impacts were partially offset by increased brand building investment, higher performance-based compensation costs, and the prior year gain on the divestiture. Currency-neutral adjusted diluted EPS of $4.03 for the year increased 2.3% compared to prior year EPS of $3.94, after excluding the impact of multi-employer pension plan withdrawal, gain/loss on divestiture, U.S. Tax Reform, Project K, and business and portfolio realignment.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2020	2019
Reported net income attributable to Kellogg Company	$1,251	$960
Mark-to-market (pre-tax)	(162)	(104)
Project K (pre-tax)	—	(54)
Brexit impacts (pre-tax)	—	(9)
Business and portfolio realignment (pre-tax)	(38)	(156)
Multi-employer pension plan withdrawal (pre-tax)	5	(132)
Gain (loss) on divestiture (pre-tax)	(8)	55
Income tax impact applicable to adjustments, net*	45	50
U.S. Tax Reform	32	—
Out-of-period adjustment	—	(39)
Adjusted net income attributable to Kellogg Company	$1,377	$1,349
Foreign currency impact	(13)
Currency-neutral adjusted net income attributable to Kellogg Company	1,390	$1,349
Reported diluted EPS	$3.63	$2.80
Mark-to-market (pre-tax)	(0.47)	(0.30)
Project K (pre-tax)	—	(0.15)
Brexit impacts (pre-tax)	—	(0.02)
Business and portfolio realignment (pre-tax)	(0.11)	(0.46)
Multi-employer pension plan withdrawal (pre-tax)	0.01	(0.39)
Gain (loss) on divestiture (pre-tax)	(0.02)	0.16
Income tax impact applicable to adjustments, net*	0.13	0.14
U.S. Tax Reform	0.10	—
Out-of-period adjustment	—	(0.12)
Adjusted diluted EPS	$3.99	$3.94
Foreign currency impact	(0.04)
Currency-neutral adjusted diluted EPS	4.03	$3.94
Currency-neutral adjusted diluted EPS growth	2.3%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2020 compared to 2019
The following tables provide an analysis of net sales and operating profit performance for 2020 versus 2019:

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,361	$2,232	$914	$2,263	$—	$13,770
Foreign currency impact on total business (inc)/dec	(7)	13	(133)	(77)	—	(204)
Currency-neutral net sales	$8,368	$2,219	$1,048	$2,340	$—	$13,974
Impact of 53rd week	134	22	—	18	—	174
Foreign currency impact on 53rd week (inc)/dec	—	(1)	—	(1)	—	(2)
Organic net sales	$8,234	$2,198	$1,048	$2,322	$—	$13,802

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,390	$2,092	$940	$2,156	$—	$13,578
Divestitures	556	—	6	—	—	562
Organic net sales	$7,834	$2,092	$935	$2,156	$—	$13,017

% change - 2020 vs. 2019:
Reported growth	(0.4)%	6.7%	(2.8)%	5.0%	—%	1.4%
Foreign currency impact on total business (inc)/dec	(0.1)%	0.7%	(14.2)%	(3.5)%	—%	(1.5)%
Currency-neutral growth	(0.3)%	6.0%	11.4%	8.5%	—%	2.9%
Divestitures	(7.1)%	—%	(0.7)%	—%	—%	(4.5)%
Impact of 53rd week	1.7%	1.0%	—%	0.8%	—%	1.4%
Foreign currency impact on 53rd week (inc)/dec	—%	(0.1)%	—%	—%	—%	—%
Organic growth	5.1%	5.1%	12.1%	7.7%	—%	6.0%
Volume (tonnage)	4.8%	5.3%	8.9%	4.2%	—%	5.1%
Pricing/mix	0.3%	(0.2)%	3.2%	3.5%	—%	0.9%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,473	$302	$97	$202	$(312)	$1,761
Mark-to-market	—	—	—	—	(8)	(8)
Business and portfolio realignment	(8)	(9)	(5)	(17)	(7)	(46)
Multi-employer pension plan withdrawal	5	—	—	—	—	5
Adjusted operating profit	$1,477	$311	$102	$218	$(297)	$1,811
Foreign currency impact	(1)	1	(13)	(5)	2	(16)
Currency-neutral adjusted operating profit	$1,478	$309	$115	$224	$(299)	$1,827

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,215	$223	$85	$195	$(316)	$1,401
Mark-to-market	—	—	—	—	(7)	(7)
Project K	(29)	(3)	(15)	(4)	(4)	(54)
Brexit impacts	—	(9)	—	—	—	(9)
Business and portfolio realignment	(58)	(46)	(4)	(12)	(42)	(161)
Multi-employer pension plan withdrawal	(132)	—	—	—	—	(132)
Adjusted operating profit	$1,434	$280	$104	$211	$(264)	$1,764

% change - 2020 vs. 2019:
Reported growth	21.3%	35.4%	14.2%	3.5%	1.2%	25.7%
Mark-to-market	—%	—%	—%	—%	(0.6)%	—%
Project K	2.8%	1.7%	17.3%	1.9%	1.2%	4.6%
Brexit impacts	—%	5.1%	—%	—%	—%	0.8%
Business and portfolio realignment	4.6%	17.8%	(1.2)%	(2.1)%	13.1%	9.1%
Multi-employer pension plan withdrawal	10.9%	—%	—%	—%	—%	8.6%
Adjusted growth	3.0%	10.8%	(1.9)%	3.7%	(12.5)%	2.6%
Foreign currency impact	(0.1)%	0.5%	(12.6)%	(2.4)%	0.8%	(0.9)%
Currency-neutral adjusted growth	3.1%	10.3%	10.7%	6.1%	(13.3)%	3.5%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 0.4% versus the prior year, due primarily to the absence of results from the businesses divested in July 2019, partially offset by strong organic growth and the benefit from the 53rd week. Net sales growth was driven by the acceleration of demand for snacks, cereal, and frozen food as consumers increased purchases of food for at-home consumption due to the pandemic, moderating beginning in the third quarter. This acceleration of demand was partly offset by a related decline in net sales in away-from-home channels and, to a lesser extent, the timing of shipments in certain categories during the 4th quarter. Organic net sales increased 5.1% after excluding the impact of the divestiture, foreign currency, and the 53rd week.

Net sales % change - 2020 vs. 2019:
North America	Reported Net Sales	Foreign Currency	Currency-Neutral Net Sales	Divestiture	Impact of 53rd week	Foreign Currency impact on 53rd week	Organic Net Sales
Snacks	(7.2)%	—%	(7.2)%	(12.2)%	1.7%	—%	3.3%
Cereal	8.5%	(0.2)%	8.7%	—%	1.9%	(0.1)%	6.9%
Frozen	9.6%	(0.1)%	9.7%	—%	1.6%	—%	8.1%

North America snacks net sales decreased 7.2% due to the absence of the divested businesses, whose results were seasonally weighted to the first half of the year, partially offset by the benefit of the 53rd week. Organic net sales increased 3.3% due to high demand for packaged foods for at-home consumption as a result of the pandemic partly offset by a related decline in net sales in away-from-home channels.

North America cereal and frozen foods net sales grew 8.5% and 9.6%, respectively, due to elevated demand for packaged foods for at-home consumption as a result of the pandemic.

North America reported operating profit increased 21% due primarily to higher net sales and the lapping of prior year charges for multi-employer pension plan withdrawal, business and portfolio realignment and Project K costs, partially offset by the absence of results from the divested businesses, and incremental COVID-19-related costs. Currency-neutral adjusted operating profit increased 3.1%, after excluding the impact of multi-employer pension plan withdrawal, business and portfolio realignment, Project K and foreign currency.

Europe
Reported net sales increased 6.7% due to elevated demand for at-home consumption of cereal and the benefit of the 53rd week, partially offset by unfavorable foreign currency. Organic net sales increased 5.1%.

Cereal net sales growth was driven largely by accelerated consumption in our developed markets as a result of the pandemic.

Snacks net sales declined slightly as a result of reduced demand for on-the-go foods and pack formats during the pandemic and a reduction in advertising and promotional activity in the first half of the year related to Pringles due to the cancellation of a major sporting event.

Reported operating profit increased 35% due primarily to higher net sales and lower business and portfolio realignment costs partially offset by incremental COVID-19-related costs. Currency-neutral adjusted operating profit increased 10% after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Latin America
Reported net sales decreased 2.8% due primarily to the impact of unfavorable foreign currency. Organic net sales increased 12%, after excluding the impact of foreign currency. Organic net sales growth was driven by higher cereal sales, which accelerated during the pandemic as consumers increased purchases of food for at-home consumption in modern trade channels as a result of the pandemic.

Cereal net sales growth was led by Mexico and Caricam.

Snacks net sales declined on a reported basis due primarily to unfavorable foreign currency. However, Pringles posted strong consumption and share performance , led by Mexico and Brazil.

Reported operating profit increased 14% due to higher net sales and lapping of prior year Project K costs, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 11% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

AMEA
Reported net sales improved 5.0% due to growth in cereal, noodles, and Pringles, partially offset by unfavorable foreign currency. Organic net sales increased 7.7% after excluding the impact of foreign currency and the 53rd week.

Cereal net sales growth for the region was driven by elevated demand for at-home consumption of our products in developed markets as well as emerging markets.

Noodles net sales growth during the year was due primarily to the expansion of our business in Africa and the Middle East.

Reported operating profit increased 3.5% due primarily to the impact of higher net sales, which more than offset the prior year reversal of indirect excise tax liabilities resulting from participation in a tax amnesty program, and unfavorable foreign currency impacts. Currency-neutral adjusted operating profit increased 6.1%, after excluding the impact of business and portfolio realignment, Project K, and foreign currency.

Corporate
Reported operating profit increased $4 million versus the prior year due primarily to lower business and portfolio realignment costs partially offset by higher performance-based compensation costs. Currency-neutral adjusted operating profit decreased $35 million from the prior year after excluding the impact of business and portfolio realignment and foreign currency.

2019 compared to 2018

The following tables provide an analysis of net sales and operating profit performance for 2019 versus 2018:

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,390	$2,092	$940	$2,156	$—	$13,578
Foreign currency impact on total business (inc)/dec	(11)	(101)	(33)	(87)	—	(231)
Currency-neutral net sales	$8,400	$2,193	$973	$2,243	$—	$13,810
Acquisitions	—	—	—	271	—	271
Foreign currency impact on acquisitions (inc)/dec	—	—	—	49	—	49
Organic net sales	$8,400	$2,193	$973	$1,922	$—	$13,489

Year ended December 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,688	$2,122	$947	$1,790	$—	$13,547
Divestitures	305	—	4	—	—	308
Organic net sales	$8,383	$2,122	$943	$1,790	$—	$13,239

% change - 2019 vs. 2018:
Reported growth	(3.4)%	(1.4)%	(0.7)%	20.4%	—%	0.2%
Foreign currency impact	(0.1)%	(4.7)%	(3.5)%	(4.9)%	—%	(1.7)%
Currency-neutral growth	(3.3)%	3.3%	2.8%	25.3%	—%	1.9%
Acquisitions	—%	—%	—%	15.2%	—%	2.0%
Divestitures	(3.5)%	—%	(0.4)%	—%	—%	(2.4)%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	2.7%	—%	0.4%
Organic growth	0.2%	3.3%	3.2%	7.4%	—%	1.9%
Volume (tonnage)	(1.8)%	1.7%	—%	2.2%	—%	(0.2)%
Pricing/mix	2.0%	1.6%	3.2%	5.2%	—%	2.1%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,215	$223	$85	$195	$(316)	$1,401
Mark-to-market	—	—	—	—	(7)	(7)
Project K	(29)	(3)	(15)	(4)	(4)	(54)
Brexit impacts	—	(9)	—	—	—	(9)
Business and portfolio realignment	(58)	(46)	(4)	(12)	(42)	(161)
Multi-employer pension plan withdrawal	(132)	—	—	—	—	(132)
Adjusted operating profit	$1,434	$280	$104	$211	$(264)	$1,764
Foreign currency impact	(1)	(13)	(1)	(8)	—	(23)
Currency-neutral adjusted operating profit	$1,434	$293	$105	$219	$(264)	$1,788

Year ended December 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,397	$251	$102	$174	$(218)	$1,706
Mark-to-market	—	—	—	—	7	7
Project K	(107)	(26)	(15)	(18)	(7)	(173)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(3)	—	—	—	(2)	(5)
Adjusted operating profit	$1,507	$280	$117	$192	$(216)	$1,880

% change - 2019 vs. 2018:
Reported growth	(13.0)%	(11.2)%	(16.8)%	11.9%	(44.6)%	(17.8)%
Mark-to-market	—%	—%	—%	—%	(7.7)%	(0.7)%
Project K	4.3%	7.5%	(2.7)%	8.6%	2.6%	4.8%
Brexit impacts	—%	(2.4)%	—%	0.2%	—%	(0.4)%
Business and portfolio realignment	(3.6)%	(16.4)%	(3.0)%	(6.3)%	(18.1)%	(8.3)%
Multi-employer pension plan withdrawal	(8.8)%	—%	—%	—%	—%	(7.1)%
Adjusted growth	(4.9)%	0.1%	(11.1)%	9.4%	(21.4)%	(6.1)%
Foreign currency impact	—%	(4.5)%	(1.2)%	(4.4)%	0.1%	(1.2)%
Currency-neutral adjusted growth	(4.9)%	4.6%	(9.9)%	13.8%	(21.5)%	(4.9)%
Note: Tables may not foot due to rounding.
*Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $48 million.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 3.4% versus the prior year due primarily to the absence of results from the businesses divested in July 2019 partially offset by favorable price/mix. Organic net sales increased 0.2% after excluding the impact of the divestiture and foreign currency.

Net sales % change - 2019 vs. 2018:
North America	Reported Net Sales	Foreign Currency	Currency-Neutral Net Sales	Divestiture	Organic Net Sales
Snacks	(4.1)%	(0.1)%	(4.0)%	(6.2)%	2.2%
Cereal	(4.1)%	(0.2)%	(3.9)%	—%	(3.9)%
Frozen	1.6%	(0.1)%	1.7%	—%	1.7%

North America snacks reported net sales decreased 4.1% due primarily to the divestiture. Organic net sales increased 2.2% from the prior year due primarily to sustained momentum and innovations in key brands, including Cheez-It, Rice Krispies Treats, Pringles and Pop-Tarts partially offset by the first quarter supplier-related recall of RXBAR.

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

North America reported operating profit decreased 13% due primarily to higher business and portfolio realignment charges, the multi-employer pension plan exit liability and the absence of results from the businesses divested in July 2019 partially offset by lower Project K costs. Currency-neutral adjusted operating profit declined 4.9% as growth in the base business was more than offset by the impact of the divestiture. Additionally, North America operating profit benefited from the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

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

Multipro posted double-digit reported net sales growth during the year and contributed to organic growth beginning in May, lapping the 2018 consolidation of the business.

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

Margin performance
2020 versus 2019 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2020	2019
Reported gross margin (a)	34.3%	32.3%	2.0
Mark-to-market	(0.1)%	—%	(0.1)
Project K	—%	(0.3)%	0.3
Brexit impacts	—%	—%	—
Business and portfolio realignment	—%	(0.1)%	0.1
Multi-employer pension plan withdrawal	—%	(1.0)%	1.0
Adjusted gross margin	34.4%	33.7%	0.7
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	34.3%	33.7%	0.6
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year ended January 2, 2021 increased 200 basis points due primarily to operating leverage as a result of higher net sales, lower charges for multi-employer pension plan withdrawal, and Project K, partially offset by incremental COVID-19-related costs, and unfavorable foreign currency. Currency-neutral adjusted gross margin increased 60 basis points compared to the prior year after eliminating the impact of multi-employer pension plan withdrawal, Project K, and foreign currency.

Our 2020 and 2019 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2020	2019
Reported gross profit (a)	$4,727	$4,381
Mark-to-market	(6)	(4)
Project K	—	(35)
Brexit impacts	—	(9)
Business and portfolio realignment	(7)	(17)
Multi-employer pension plan withdrawal	5	(132)
Adjusted gross profit	4,735	4,579
Foreign currency impact	(57)	—
Currency-neutral adjusted gross profit	$4,792	$4,579
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

2019 versus 2018 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2019	2018
Reported gross margin (a)	32.3%	34.9%	(2.6)
Mark-to-market	—%	0.1%	(0.1)
Project K	(0.3)%	(0.8)%	0.5
Brexit impacts	—%	—%	—
Business and portfolio realignment	(0.1)%	—%	(0.1)
Multi-employer pension plan withdrawal	(1.0)%	—%	(1.0)
Adjusted gross margin	33.7%	35.6%	(1.9)
Foreign currency impact	—%	—%	—
Currency-neutral adjusted gross margin	33.7%	35.6%	(1.9)
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
Our 2019 and 2018 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2019	2018
Reported gross profit (a)	$4,381	$4,726
Mark-to-market	(4)	6
Project K	(35)	(99)
Brexit impacts	(9)	(2)
Business and portfolio realignment	(17)	—
Multi-employer pension plan withdrawal	(132)	—
Adjusted gross profit	4,578	4,821
Foreign currency impact	(73)	—
Currency-neutral adjusted gross profit	$4,651	$4,821
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
During 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. Since inception, the project has resulted in cumulative pretax net charges of approximately $37 million, including certain non-cash credits. Cash costs are approximately $50 million. The total charges include severance and other termination benefits and charges related to relocation, pension curtailment gains, third party legal and consulting fees, and contract termination costs. During 2020, the Company recorded total net charges of $(1) million related to this initiative, with $7 million recorded in SG&A expense and $(8) million recorded in OIE. This project is substantially complete as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations.
Also during 2019, the Company announced a reorganization plan which primarily impacts the North America reportable segment. The reorganization plan is designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. Since inception, the overall project resulted in cumulative pretax charges of approximately $23 million. Cash costs approximated the pretax charges. Total charges include severance and other termination benefits and charges related to third party consulting fees. During 2020, the Company recorded total charges of $2 million related to this initiative during 2020. This project is substantially complete as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations.

In addition to the projects discussed above, during 2020 the Company incurred restructuring costs in each of its reportable segments related to various reorganization and simplification initiatives and supply chain optimization projects. The Company recorded total charges of $28 million related to these initiatives, including $6 million in COGS and $22 million in SG&A expense. These costs primarily relate to severance and other termination benefits.
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

Interest expense
Interest expense was $281 million and $284 million for the years ended January 2, 2021 and December 28, 2019, respectively. Debt redemption costs included within interest expense for the years ended January 2, 2021 and December 28, 2019, totaled $20 million and $16 million, respectively. Interest expense capitalized as part of the construction cost of fixed assets was immaterial for both periods. The decrease from the prior year is due primarily to lower average debt outstanding.

Interest income (recorded in other income (expense), net) was $21 million and $24 million for the years ended January 2, 2021 and December 28, 2019, respectively.
Income taxes
Our reported effective tax rate for 2020 and 2019 was 20.2% and 24.6%, respectively.

The 2020 effective income tax rate was favorably impacted by the reversal of a liability for uncertain tax positions of $32 million, resulting from the finalization of a tax examination during the third quarter. The reserves were related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

The 2019 effective tax rate was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero as well as an out-of-period correction. During the fourth quarter of 2019, we recorded an out-of-period adjustment to correct an error in the tax rate applied to a deferred tax asset arising from an intellectual property transfer in a prior year. The adjustment increased income tax expense and decreased deferred tax assets by $39 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the year ended December 28, 2019 and related prior annual and quarterly periods.

Adjusted effective tax rates for 2020 and 2019 and were 22.2% and 19.5%, respectively.

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2020 and 2019.

Consolidated results (dollars in millions)	2020	2019
Reported income taxes	$323	$321
Mark-to-market	(39)	(24)
Project K	—	(14)
Brexit impacts	—	(1)
Business and portfolio realignment	(6)	(35)
Multi-employer pension plan withdrawal	1	(31)
Gain on divestiture	(1)	55
U.S. Tax Reform	(32)	—
Out-of-period adjustment	—	39
Adjusted income taxes	$401	$333
Reported effective income tax rate	20.2%	24.6%
Mark-to-market	(0.4)	0.1
Project K	—	(0.1)
Brexit impacts	—	0.1
Business and portfolio realignment	0.1	(0.1)
Multi-employer pension plan withdrawal	—	(0.1)
Gain on divestiture	—	2.5
U.S. Tax Reform	(1.8)%	—%
Out-of-period adjustment	—	2.7
Adjusted effective income tax rate	22.2%	19.5%
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

Brexit
The United Kingdom (UK) left the European Union on January 31, 2020. Following the conclusion of the transition period on December 31, 2020, the UK exited the European Union's Custom Union and Single Market moving onto trading terms consistent with the EU-UK Trade and Cooperation Agreement. Specific operational and financial impacts of Brexit continue to evolve and uncertainty remains relating to its impact on local and international markets and the flow of goods and materials across borders. While we do not expect such impacts to be material to the financial trends of our European and Consolidated businesses, we continue to monitor and evaluate potential impacts, including the following:

•Net sales could be negatively impacted by reduced efficiency in processing of product shipments between the United Kingdom and other countries resulting in insufficient products in the appropriate market for sale to customers,
•Cost of goods sold could increase due to increased costs related to incremental warehousing and logistics services required to adequately service our customers,
•Divergence in implementation of regulatory requirements or disagreements on the trade terms between the European union and the UK could result in unexpected delays, negatively impacting our ability to service customers in a timely and cost-effective manner.

LIQUIDITY AND CAPITAL RESOURCES
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.6 billion and capital expenditures of approximately $500 million in 2021. We currently have $2.9 billion of unused revolving credit agreements, including $1.5 billion effective through January 2023 and $1.0 billion effective through January 2022, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital. Additionally, we utilized certain aspects of the Coronavirus Aid, Relief and Economic Security Act, to delay the employer share of certain U.S. payroll taxes until 2021 and 2022. Our utilization does not include a government loan and is not expected to result in any restrictions on the Company’s decisions on executive compensation, payment of dividends, or share buy-back programs. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs. Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate. Supplier payment term modifications did not have a material impact on our cash flows during 2020, and are not expected to have a material impact in 2021.

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
We had negative working capital of $1.8 billion and $1.3 billion as of January 2, 2021 and December 28, 2019, respectively.

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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2020	2019
Net cash provided by (used in):
Operating activities	$1,986	$1,176
Investing activities	(585)	774
Financing activities	(1,388)	(1,905)
Effect of exchange rates on cash and cash equivalents	25	31
Net increase (decrease) in cash and cash equivalents	$38	$76
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for 2020 totaled $1,986 million compared to $1,176 million in the prior year. The increase is due primarily to increased profitability, and lower cash outflows related to restructuring and business realignment.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 11 days and negative 5 days for 2020 and 2019, respectively. Core working capital in 2020 averaged 1.2% of net sales compared to 1.7% in 2019. The improvement from the prior year is due primarily to improvement in the number of days of trade payables outstanding which results from a decrease in charges related to prior restructuring activity.
Our total pension and postretirement benefit plan funding amounted to $32 million and $28 million for the years ended January 2, 2021 and December 28, 2019, respectively.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2021 of approximately $25 million. Actual 2021 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2020	2019
Net cash provided by operating activities	$1,986	$1,176
Additions to properties	(505)	(586)
Cash flow	$1,481	$590
Investing activities
Our net cash used in investing activities for 2020 totaled $585 million compared to cash provided of $774 million in 2019. The decrease is due primarily to proceeds from the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash in the prior year.

Capital spending in 2020 included investments in our supply chain infrastructure, including manufacturing capacity expansions in multiple markets and categories and initiatives targeting waste reductions and productivity improvements.
Cash paid for additions to properties as a percentage of net sales was 3.7% and 4.3% in 2020 and 2019, respectively.
Financing activities
Our net cash used in financing activities was $1,388 million and $1,905 for 2020 and 2019, respectively. The decrease in cash used is due primarily to the issuance of $500 million of ten-year Notes in May 2020.

Total debt was $7.5 billion and $7.9 billion at year-end 2020 and 2019, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	January 2, 2021	December 28, 2019
Notes payable	$102	$107
Current maturities of long-term debt	627	620
Long-term debt	6,746	7,195
Total debt liabilities	$7,475	$7,922
Less:
Cash and cash equivalents	(435)	(397)
Net debt	$7,040	$7,525

In May of 2020, we issued $500 million of ten-year 2.10% Notes due 2030, resulting in net proceeds after debt discount of $496 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of a portion of the $600 million 4.00% Notes due
2020 upon maturity, and repayment of a portion of commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In December of 2020, we redeemed $198 million of our 3.250% Senior Notes due 2021 and $358 million of our 3.125% Senior Notes due 2022. Additionally, the remaining balance of the $600 million 4.00% Notes due 2020 was redeemed upon maturity.

In August 2019, we redeemed $191 million of our 4.15% U.S. Dollar Notes due November 2019, $248 million of our 4.00% U.S. Dollar Notes due 2020, $202 million of our 3.25% U.S. Dollar Notes due 2021, and $50 million of our 2.65% U.S. Dollar Notes due 2023. In September 2019, we redeemed $309 million of our 4.15% U.S. Dollar Notes due November 2019, the remaining principal balance subsequent to the August redemption.
We paid quarterly dividends to shareholders totaling $2.28 per share in 2020 versus $2.26 per share in 2019. On February 19, 2021, the Board of Directors declared a dividend of $.57 per common share, payable on March 15, 2021 to shareholders of record at the close of business on March 2, 2021.
We entered into an unsecured Five-Year Credit Agreement in January 2018, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in January 2023.

In January 2021, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2021.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as January 2, 2021, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at January 2, 2021.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of January 2, 2021.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in January 2022, as well as our Five-Year Credit Agreement, which expires in January 2023. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
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
Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $783 million and $774 million remained outstanding under this arrangement as of January 2, 2021 and December 28, 2019, respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off-balance sheet arrangements
At January 2, 2021, we did not have any material off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at January 2, 2021:

Contractual obligations	Payments due by period
(millions)	Total	2021	2022	2023	2024	2025	2026 and beyond
Long-term debt:
Principal	$7,386	627	755	782	750	739	3,733
Interest (a)	1,981	225	213	192	174	167	1,010
Finance leases (b)	—	—	—	—	—	—	—
Operating leases (c)	713	134	107	94	81	78	219
Purchase obligations (d)	1,560	1,277	102	53	22	19	87
Uncertain tax positions (e)	19	19	—	—	—	—	—
Other long-term obligations (f)	630	109	78	77	83	71	212
Total	$12,289	$2,391	$1,255	$1,198	$1,110	$1,074	$5,261
(a)Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of January 2, 2021.
(b)The total expected cash payments on our finance leases include interest expense totaling less than $1 million over the periods presented above.
(c)Operating leases represent the minimum rental commitments under non-cancelable operating leases.
(d)Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2020, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.
(e)As of January 2, 2021, our total liability for uncertain tax positions was $65 million, of which $19 million scheduled to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $46 million.
(f)Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2020 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2026 as follows: 2021-$43; 2022-$41; 2023-$39; 2024-$41; 2025-$39; 2026-$50.
In addition, $80 million of insurance loss reserves and $24 million of tax repatriation payable are expected to be paid over the next four and seven years, respectively, are included in the total above.

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
At January 2, 2021, we have property, plant and equipment of $3.7 billion, net of accumulated depreciation, on our balance sheet.
Goodwill and other intangible assets
We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2020 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples of sales, if applicable, and/or earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.
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
At January 2, 2021, goodwill and other intangible assets amounted to $8.3 billion, consisting primarily of goodwill and brands. Within this total, approximately $2.1 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. Through impairment testing performed during the fourth quarter of 2020, no heightened risk of impairment of individual intangible assets or reporting units was identified.

Additionally the Company has goodwill of $373 million at January 2, 2021 related to the RX reporting unit. In performing the quantitative test of goodwill for RX, fair value was determined based on a calculation which gave consideration to an income approach utilizing the discounted cash flow method and the market approach using the guideline public company and guideline transaction methods. The significant assumptions utilized within the RX discounted cash flow method are forecasted net sales and profitability growth and the discount rate. The Company determined the fair value of RX exceeds the carrying value and no heightened risk of impairment exists for the reporting unit.

In the fourth quarter of 2020 management finalized a decision to reorganize part of its North America operating segment, including the RX reporting unit, effective at the beginning of fiscal 2021. The reorganization further integrates the RX business with the rest of the North American business and changes internal reporting provided to the segment manager. As a result of these changes, the Company has re-evaluated its North American reporting units and determined that effective at the beginning of fiscal 2021, the RX reporting unit will be combined with the North America reporting unit. The Company evaluated the related impacted reporting units for impairment on a before and after basis and concluded that the fair values of each reporting unit exceeded their carrying values.
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
To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 70% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and a 2020 weighted-average active management premium of 0.80% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2020 was 7.0%, equated to approximately the 64th percentile expectation of our model, respectively. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 30% of our global benefit plan assets.
Based on consolidated benefit plan assets at January 2, 2021, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2021 benefits expense by approximately $63 million. For the years ended January 2, 2021 and December 28, 2019, our actual return on plan assets exceeded (was less than) the recognized assumed return by $400 million and $730 million, respectively.
Pension assets include a level 3 investment comprising 5% of total plan assets as of January 2, 2021. The investment, a buy-in annuity contract, is valued based on the calculated pension benefit obligation covered by the contract.
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. This year, 2020 experience has been excluded from the averages since it has been influenced by COVID-19 claims and care deferral as a result of restrictions on elective care, therefore we are comparing to a four-year average (2016-2019). Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual four-year compound annual claims cost growth rate of approximately 5.02%, our initial trend rate for 2021 of 5.00% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2020 claims experience was approximately $37 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2020, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2020 fiscal year-end, we used the 2019 SOA tables with collar adjustments based on Kellogg’s current population, consistent with the prior year.  In addition, based on mortality information available from the Social Security Administration and other sources, we developed assumptions for future mortality improvement in line with our expectations for future experience. The change to the mortality assumption decreased the year-end pension and postretirement benefit obligations by $1.4 million and $0.4 million, respectively.

To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, and in the United Kingdom the underlying yield curve was derived after further adjustments to the universe of bonds to remove government backed bonds. We use a December 31 measurement date for our defined benefit plans. Accordingly, we select yield curves to measure our benefit obligations that are consistent with market indices during December of each year.
Based on consolidated obligations at January 2, 2021, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2021 benefits expense by approximately $9 million and would result in an immediate loss recognition of $181 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2020, we recognized a net actuarial loss of approximately $151 million compared to a net actuarial loss of approximately $94 million in 2019. The total net loss recognized in 2020 was driven by a loss of approximately $551 million of plan experience and assumption changes, including decreases in the discount rate, partially offset by a $400 million gain from better than expected asset returns.
During 2020, we made contributions in the amount of $8 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally, we contributed $24 million to our retiree medical programs.
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

FUTURE OUTLOOK
The Company issued its initial financial guidance for 2021. Specifically, the Company is projecting:

Organic net sales to decrease by approximately (1)%, as it compares against unusually strong, COVID-related growth in the prior year.

Currency-neutral adjusted operating profit to decline approximately (2)%, as it compares against unusually strong, COVID-related growth and a 53rd week of business in the prior year.

Currency-neutral adjusted earnings per share to increase by approximately 1%.

Net cash provided by operating activities is expected to be approximately $1.6 billion, with capital expenditures of approximately $0.5 billion. As a result, non-GAAP cash flow is expected to be approximately $1.1 billion.

Excluded from this guidance, are any significant supply chain or other prolonged market disruptions related to the pandemic or global economy.
Reconciliation of non-GAAP guidance measures
We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments because these impacts are dependent on future changes in market conditions (interest rates, return on assets, and commodity prices). Similarly, because of volatility in foreign exchange rates and shifts in country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

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
See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2021:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Income tax impact applicable to adjustments, net**			~$0.03
Currency-neutral adjusted guidance*		~(2)%	~1%
Organic guidance*	~(1)%
* 2021 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2021 include impacts of mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.
** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)
Full Year 2021
Net cash provided by (used in) operating activities	~$1.6
Additions to properties	~($0.5)
Cash Flow	~$1.1

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

Additionally, volatile market conditions arising from the COVID-19 pandemic may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Argentina, can impact our results and financial guidance. Effective July 1, 2018, we have accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeds 100%. Accordingly, our Argentina subsidiary will use the U.S. dollar as its functional currency. Accordingly, changes in the value of the Argentine Peso versus the U.S. dollar applied to our peso-denominated net monetary asset position is recorded in income at the time of the change.  Net monetary assets denominated in Argentine Pesos were not material as of January 2, 2021.

There have also been periods of increased market volatility and currency exchange rate fluctuations specifically within the United Kingdom and Europe, as a result of the UK's exit from the European Union. On January 31, 2020, the United Kingdom left the European Union. Following the conclusion of the transition period on December 31, 2020, the United Kingdom exited the European Union's Custom Union and Single Market moving on to trading terms consistent with the European Union - United Kingdom Trade and Cooperation Agreement. While the specific operational and financial impacts of Brexit will continue to evolve and uncertainty remains relating to Brexit and its impact on the local and international markets and the flow of goods and materials across borders, we do not expect such impacts to be material to the financial trends of our European and Consolidated businesses. We will continue to monitor any changes that may arise and assess their potential impact on our business.

We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2020 was $4.3 billion, representing a settlement obligation of $33 million. The total notional amount of foreign currency derivative instruments at year-end 2019 was $4.2 billion, representing a settlement receivable of $79 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by $272 million, resulting in a net settlement obligation of $305 million at year-end 2020 and the settlement receivable would have decreased by $245 million at year-end 2019. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
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
We entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. Refer to Note 8 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2020 was $2.6 billion, representing a settlement receivable of $46 million. The total notional amount of interest rate swaps at year-end 2019 was $1.9 billion, representing a settlement obligation of $6 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $8 million and $13 million at year-end 2020 and 2019, respectively.

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
The total notional amount of commodity derivative instruments at year-end 2020 was $314 million, representing a settlement receivable of approximately $8 million. The total notional amount of commodity derivative instruments at year-end 2019 was $524 million, representing a settlement receivable of approximately $8 million. Assuming a 10% decrease in year-end commodity prices, the settlement receivable would become a settlement obligation of $22 million at year-end 2020, and the settlement obligation would have increased by approximately $40 million at year-end 2019, generally offset by a reduction in the cost of the underlying commodity purchases.
In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes.
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of January 2, 2021, collateral related to reciprocal collateralization agreements and margin deposits for exchange-traded commodity derivative instruments, were immaterial. As of December 28, 2019, we were not required to post collateral and collected approximately $19 million of collateral, in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of December 28, 2019, we posted $12 million, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2020	2019	2018
Net sales	$13,770	$13,578	$13,547
Cost of goods sold	9,043	9,197	8,821
Selling, general and administrative expense	2,966	2,980	3,020
Operating profit	$1,761	$1,401	$1,706
Interest expense	281	284	287
Other income (expense), net	$121	$188	$(90)
Income before income taxes	1,601	1,305	1,329
Income taxes	323	321	181
Earnings (loss) from unconsolidated entities	(14)	(7)	196
Net income	$1,264	$977	$1,344
Net income (loss) attributable to noncontrolling interests	13	17	8
Net income attributable to Kellogg Company	$1,251	$960	$1,336
Per share amounts:
Basic	$3.65	$2.81	$3.85
Diluted	$3.63	$2.80	$3.83
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2020			2019			2018
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$1,264			$977			$1,344
Other comprehensive income:
Foreign currency translation adjustments	$(405)	$84	(321)	$100	$(19)	81	$5	$(53)	(48)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(9)	2	(7)	5	(1)	4	3	(1)	2
Reclassification to net income	14	(4)	10	4	(1)	3	8	(2)	6
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(4)	1	(3)	(16)	5	(11)	(8)	1	(7)
Prior service credit (cost)	(21)	6	(15)	3	(1)	2	1	—	1
Reclassification to net income:
Net experience (gain) loss	(3)	1	(2)	(5)	1	(4)	(5)	1	(4)
Prior service (credit) cost	(1)	—	(1)	(1)	—	(1)	—	—	—
Available-for-sale securities:
Unrealized gain (loss)	3	—	3	4	—	4	—	—	—
Reclassification to net income	—	—	—	(4)	—	(4)	—	—	—
Other comprehensive income (loss)	$(426)	$90	$(336)	$90	$(16)	$74	$4	$(54)	$(50)
Comprehensive income			$928			$1,051			$1,294
Net income (loss) attributable to noncontrolling interests			13			17			8
Other comprehensive income (loss) attributable to noncontrolling interests			(52)			—			(7)
Comprehensive income attributable to Kellogg Company			$967			$1,034			$1,293
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2020	2019
Current assets
Cash and cash equivalents	$435	$397
Accounts receivable, net	1,537	1,576
Inventories	1,284	1,226
Other current assets	226	232
Total current assets	3,482	3,431
Property, net	3,713	3,612
Operating lease right-of-use assets	658	541
Goodwill	5,799	5,861
Other intangibles, net	2,491	2,576
Investment in unconsolidated entities	391	404
Other assets	1,462	1,139
Total assets	$17,996	$17,564
Current liabilities
Current maturities of long-term debt	$627	$620
Notes payable	102	107
Accounts payable	2,471	2,387
Current operating lease liabilities	117	114
Accrued advertising and promotion	776	641
Other current liabilities	1,145	909
Total current liabilities	5,238	4,778
Long-term debt	6,746	7,195
Operating lease liabilities	520	433
Deferred income taxes	562	596
Pension liability	769	705
Other liabilities	525	543
Commitments and contingencies
Equity
Common stock, $0.25 par value, 1,000,000,000 shares authorized Issued: 420,962,092 shares in 2020 and 420,829,201 shares in 2019	105	105
Capital in excess of par value	972	921
Retained earnings	8,326	7,859
Treasury stock, at cost 77,071,554 shares in 2020 and 79,286,171 shares in 2019	(4,559)	(4,690)
Accumulated other comprehensive income (loss)	(1,732)	(1,448)
Total Kellogg Company equity	3,112	2,747
Noncontrolling interests	524	567
Total equity	3,636	3,314
Total liabilities and equity	$17,996	$17,564
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					5	(320)		(320)		(320)
Net income (loss)				1,336				1,336	8	1,344
Acquisition of noncontrolling interest								—	552	552
Dividends declared ($2.20 per share)				(762)				(762)		(762)
Distributions to noncontrolling interest								—	(11)	(11)
Other comprehensive income (loss)							(43)	(43)	(7)	(50)
Stock compensation			59					59		59
Stock options exercised and other	—		(42)	9	(3)	186		153		153
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income (loss)				960				960	17	977
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($2.26 per share)				(769)				(769)		(769)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income (loss)							74	74	—	74
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			56					56		56
Stock options exercised and other	—		(30)	(6)	(2)	81		45		45
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income (loss)				1,251				1,251	13	1,264
Divestiture								—	(3)	(3)
Dividends declared ($2.28 per share)				(782)				(782)	—	(782)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income (loss)							(284)	(284)	(52)	(336)
Stock compensation			76					76		76
Stock options exercised and other	—		(25)	(2)	(2)	131		104		104
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2020	2019	2018
Operating activities
Net income	$1,264	$977	$1,344
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	479	484	516
Postretirement benefit plan expense (benefit)	(77)	(89)	170
Deferred income taxes	69	47	46
Stock compensation	76	56	59
Multi-employer pension plan exit liability	(5)	132	7
Gain from unconsolidated entities, net	—	—	(200)
Other	(16)	(36)	(70)
Tax payment related to divestitures	—	(255)	—
Postretirement benefit plan contributions	(32)	(28)	(287)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	75	(145)	76
Inventories	(54)	2	(86)
Accounts payable	(9)	(9)	115
All other current assets and liabilities	216	40	(154)
Net cash provided by (used in) operating activities	$1,986	$1,176	$1,536
Investing activities
Additions to properties	$(505)	$(586)	$(578)
Purchases of marketable securities	(250)	—	—
Sales of marketable securities	250	—	—
Acquisitions, net of cash acquired	—	(8)	(28)
Divestiture, net of cash disposed	(7)	1,332	—
Investments in unconsolidated entities	—	—	(389)
Acquisition of cost method investments	(4)	(1)	(8)
Purchases of available for sale securities	(81)	(18)	—
Sales of available for sale securities	19	83	—
Other	(7)	(28)	55
Net cash provided by (used in) investing activities	$(585)	$774	$(948)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(16)	(18)	(264)
Issuances of notes payable, with maturities greater than 90 days	44	62	62
Reductions of notes payable, with maturities greater than 90 days	(34)	(69)	(23)
Issuances of long-term debt	557	80	993
Reductions of long-term debt	(1,229)	(1,009)	(408)
Debt redemption costs	(20)	(17)	—
Net issuances of common stock	112	64	167
Common stock repurchases	—	(220)	(320)
Cash dividends	(782)	(769)	(762)
Collateral received on derivative instruments	(19)	—	—
Other	(1)	(9)	(11)
Net cash provided by (used in) financing activities	$(1,388)	$(1,905)	$(566)
Effect of exchange rate changes on cash and cash equivalents	25	31	18
Increase (decrease) in cash and cash equivalents	$38	$76	$40
Cash and cash equivalents at beginning of period	397	321	281
Cash and cash equivalents at end of period	$435	$397	$321

Supplemental cash flow disclosures:
Interest paid	$249	$284	$280
Income taxes paid	$281	$537	$188

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$189	$128	$162
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1
ACCOUNTING POLICIES
Basis of presentation
The consolidated financial statements include the accounts of the Kellogg Company, those of the subsidiaries that it controls due to ownership of a majority voting interest (Kellogg or the Company). The Company continually evaluates its involvement with variable interest entities (VIEs) to determine whether it has variable interests and is the primary beneficiary of the VIE. When these criteria are met, the Company is required to consolidate the VIE. The Company’s share of earnings or losses of nonconsolidated affiliates is included in its consolidated operating results using the equity method of accounting when it is able to exercise significant influence over the operating and financial decisions of the affiliate. The Company uses the cost method of accounting if it is not able to exercise significant influence over the operating and financial decisions of the affiliate. Our investments in unconsolidated affiliates are evaluated, at least annually, for indicators of an other-than-temporary impairment. Intercompany balances and transactions are eliminated.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company's 2020 fiscal year ended on January 2, 2021 and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2020 included a 14th week. The Company’s 2019 and 2018 fiscal years each contained 52 weeks and ended on December 28, 2019, and December 29, 2018, respectively.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. For the years ended 2020 and 2019 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 2 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no material assets held for sale at the year-end 2020 or 2019.

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
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of January 2, 2021, $909 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $670 million of those payment obligations to participating financial institutions. As of December 28, 2019, $812 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $605 million of those payment obligations to participating financial institutions.
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
Compensation Retirement Benefits. In August 2018, the FASB issued ASU 2018-14: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removed disclosures that no longer are considered cost beneficial, clarified the specific requirements of disclosures, and added disclosure requirements identified as relevant. The ASU is effective for fiscal years ending after December 15, 2020 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company adopted the ASU in 2020. The adoption did not have a material impact to the Company's Consolidated Financial Statements.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of January 2, 2021 and December 28, 2019 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $783 million and $774 million remained outstanding under these arrangements as of January 2, 2021 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $14 million, $25 million and $26 million for the years ended January 2, 2021, December 28, 2019, and December 29, 2018, respectively. The recorded loss is included in Other income (expense), net.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $55 million and $89 million remained outstanding under these programs as of January 2, 2021 and December 28, 2019, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income (expense), net and is not material.

NOTE 3
DIVESTITURES, WEST AFRICA INVESTMENTS AND ACQUISITIONS

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the year ended December 28, 2019, recorded in Other income (expense), after including related costs to sell of $14 million. Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. During 2020 the working capital adjustment was finalized, resulting in a reduction of the sale proceeds and recognition of a pre-tax expense in Other income (expense) of $4 million. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale.

Proceeds from the divestiture were used primarily to redeem $1.0 billion of debt during the third quarter of 2019. Additionally, the Company paid approximately $255 million of cash taxes on the divestiture in the fourth quarter of 2019.

In connection with the sale, the Company entered into a transition services agreement (TSA) with Ferrero, under which the Company will provide certain services to Ferrero to help facilitate an orderly transition of the businesses following the sale. In return for these services, Ferrero is required to pay certain agreed upon fees that are designed to reimburse the Company for certain costs incurred by the Company in providing such services, plus specified immaterial margins. The Company expects the TSA services to be complete in the first quarter of 2021.

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

Investment in TAF
The investment in TAF, our interest in an affiliated food manufacturer, is accounted for under the equity method of accounting. During 2018, when the call option was exercised for TAF, the $458 million aggregate of the consideration paid upon exercise and the historical cost value of the Purchase Option was compared to the estimated fair value of the Company’s ownership percentage of TAF and the Company recognized a one-time, non-cash loss of $45 million within Earnings (loss) from unconsolidated entities, which represents an other than temporary excess of cost over fair value of the investment. The difference between the carrying amount of TAF and the underlying equity in net assets is primarily attributable to brand and customer list intangible assets, a portion of which is being amortized over future periods, and goodwill.

TAF and certain other unconsolidated entities of the Company are suppliers of Multipro. The related trade payables are generally settled on a monthly basis. TAF’s net sales, totaling $586 million and $581 million for the years ended January 2, 2021 and December 28, 2019 respectively, and $350 million for the seven months ended December 29, 2018, consist primarily of inventory purchases by Multipro.

NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$4,611	$346	$218	$875	$6,050
Divestiture	(191)	—	—	—	(191)
Currency translation adjustment	2	1	(5)	4	2
December 28, 2019	$4,422	$347	$213	$879	$5,861
Currency translation adjustment	1	20	(33)	(50)	(62)
January 2, 2021	$4,423	$367	$180	$829	$5,799

Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$74	$43	$63	$428	$608
Additions	2	—	—	—	2
Divestiture	(12)	—	—	—	(12)
Currency translation adjustment	—	(2)	(3)	1	(4)
December 28, 2019	$64	$41	$60	$429	$594
Additions	1	—	—	—	1
Currency translation adjustment	—	1	(13)	(39)	(51)
January 2, 2021	$65	$42	$47	$390	$544

Accumulated Amortization
December 29, 2018	$39	$20	$12	$16	$87
Amortization	4	2	3	18	27
Divestiture	(12)	—	—	—	(12)
Currency translation adjustment	—	(1)	—	—	(1)
December 28, 2019	$31	$21	$15	$34	$101
Amortization (a)	4	3	3	17	27
Currency translation adjustment	—	—	(3)	(4)	(7)
January 2, 2021	$35	$24	$15	$47	$121

Intangible assets subject to amortization, net
December 29, 2018	$35	$23	$51	$412	$521
Additions	2	—	—	—	2
Amortization	(4)	(2)	(3)	(18)	(27)
Currency translation adjustment	—	(1)	(3)	1	(3)
December 28, 2019	$33	$20	$45	$395	$493
Additions	1	—	—	—	1
Amortization	(4)	(3)	(3)	(17)	(27)
Currency translation adjustment	—	1	(10)	(35)	(44)
January 2, 2021	$30	$18	$32	$343	$423
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $28 million per year through 2025.
Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$1,985	$401	$73	$381	$2,840
Additions	18	—	—	—	18
Divestiture	(765)	—	—	—	(765)
Currency translation adjustment	—	(9)	(3)	2	(10)
December 28, 2019	$1,238	$392	$70	$383	$2,083
Divestiture	—	(3)	—	—	(3)
Currency translation adjustment	—	37	(15)	(34)	(12)
January 2, 2021	$1,238	$426	$55	$349	$2,068

Annual Impairment Testing
At January 2, 2021, goodwill and other intangible assets amounted to $8.3 billion, consisting primarily of goodwill and brands. Within this total, approximately $2.1 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. Through impairment testing performed during the fourth quarter of 2020, no heightened risk of impairment of individual intangible assets or reporting units was identified.

Additionally, the Company has goodwill of $373 million at January 2, 2021 related to the RX reporting unit. In performing the quantitative test of goodwill for RX, fair value was determined based on a calculation which gave consideration to an income approach utilizing the discounted cash flow method and the market approach using the guideline public company and guideline transaction methods. The significant assumptions utilized within the RX discounted cash flow method are forecasted net sales and profitability growth and the discount rate. The Company determined the fair value of RX exceeds the carrying value and no heightened risk of impairment exists for the reporting unit.
In the fourth quarter of 2020 management finalized a decision to reorganize part of its North America operating segment, including the RX reporting unit, effective at the beginning of fiscal 2021. The reorganization further integrates the RX business with the rest of the North American business and changes internal reporting provided to the segment manager. As a result of these changes, the Company has re-evaluated its North American reporting units and determined that effective at the beginning of fiscal 2021, the RX reporting unit will be combined with the North America reporting unit. The Company evaluated the related impacted reporting units for impairment on a before and after basis and concluded that the fair values of each reporting unit exceeded their carrying values.

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

During 2019, the Company announced a reorganization plan for its European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The Company recorded total net charges of $(1) million related to this initiative during 2020, with $7 million recorded in SG&A expense and $(8) million recorded in OIE. Since inception, the project resulted in cumulative pretax net charges of approximately $37 million, including certain non-cash credits. Total cash costs were approximately $50 million. The total charges include severance and other termination benefits and charges related to relocation, pension curtailment gains, third party legal and consulting fees, and contract termination costs. This project is substantially complete as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations.

Also during 2019, the Company announced a reorganization plan which primarily impacted the North America reportable segment. The reorganization plan is designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The Company recorded total charges of $2 million related to this initiative during 2020. These charges were recorded in SG&A expense. Since inception, the project has resulted in cumulative pretax charges of approximately $23 million. Total charges include severance and other termination benefits and charges related to third party consulting fees. The project is substantially complete as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations.

In addition to the projects discussed above, during 2020 the Company incurred restructuring costs in each of its reportable segments related to various reorganization and simplification initiatives and supply chain optimization projects. The Company recorded total charges of $28 million related to these initiatives, including $6 million in COGS and $22 million in SG&A expense. These costs primarily relate to severance and other termination benefits.

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
The Company recognized charges of $1,574 million attributed to the Project K, with the charges comprised of $6 million recorded as a reduction of revenue, $928 million recorded in COGS, $807 million recorded in SGA and $(167) million recorded in OIE.

Total programs
The tables below provide the details for the charges incurred during 2020, 2019 and 2018 and program costs to date for all programs currently active as of January 2, 2021.

				Program costs to date
(millions)	2020	2019	2018	January 2, 2021
Employee related costs	$29	$49	$63	$79
Pension curtailment (gain) loss, net	(8)	(5)	(30)	(13)
Asset related costs	2	21	16	2
Asset impairment	—	—	14	—
Other costs	6	48	80	20
Total	$29	$113	$143	$88

				Program costs to date
(millions)	2020	2019	2018	January 2, 2021
North America	$8	$50	$107	$29
Europe	3	47	3	41
Latin America	5	15	15	5
AMEA	12	3	11	12
Corporate	1	(2)	7	1
Total	$29	$113	$143	$88
During 2020, the Company recorded total charges of $29 million across all restructuring programs. The charges were comprised of $6 million recorded in COGS, $31 million recorded in SG&A expense and $(8) million recorded in OIE.
The Company recorded $113 million of charges in 2019 associated with all restructuring programs. The charges were comprised of $35 million expense being recorded in COGS, a $83 million expense recorded in SG&A, and $(5) million recorded in OIE.

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

At January 2, 2021 total project reserves were $28 million, related to severance payments and other costs of which a substantial portion will be paid in 2021. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Curtailment Gain Loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 29, 2018	$62	$—	$—	$1	$10	$73
2019 restructuring charges	49	(5)	—	21	48	113
Cash payments	(74)	—	—	(10)	(57)	(141)
Non-cash charges and other	—	5	—	(12)	—	(7)
Liability as of December 28, 2019	$37	$—	$—	$—	$1	$38
2020 restructuring charges	29	(8)	—	2	6	29
Cash payments	(38)	—	—	—	(7)	(45)
Non-cash charges and other	—	8	—	(2)	—	6
Liability as of January 2, 2021	$28	$—	$—	$—	$—	$28

NOTE 6
EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2020-7.3; 2019-14.0; 2018-6.5.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 9. The number of shares issued and outstanding during the periods presented was (shares in millions): 2020–9; 2019–15; 2018–8.
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022.
During 2020, the Company didn't repurchase any shares of common stock. During 2019, the Company repurchased 4 million shares of common stock for a total of $220 million.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience gains (losses) and prior service credit (cost) related to employee benefit plans. During the year ended December 28, 2019, the Company modified assumptions for a U.S. postemployment benefit plan. As a result, a net experience gain (loss) was recognized in other comprehensive income with an offsetting reduction in the accumulated postemployment benefit obligation. See Note 10 and Note 11 for further details.

Reclassifications from Accumulated Other Comprehensive Income (AOCI) for the year ended January 2, 2021, December 28, 2019, and December 29, 2018, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2020	2019	2018
(Gains) and losses on cash flow hedges:
Interest rate contracts	$14	$4	$8	Interest expense
	$14	$4	$8	Total before tax
	(4)	(1)	(2)	Tax expense (benefit)
	$10	$3	$6	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gains)	$(3)	$(5)	$(5)	OIE
Prior service (credit) cost	(1)	(1)	—	OIE
	$(4)	$(6)	$(5)	Total before tax
	1	1	1	Tax expense (benefit)
	$(3)	$(5)	$(4)	Net of tax
(Gains) losses on available-for-sale securities
Corporate bonds	$—	$(4)	$—	OIE
	$—	$(4)	$—	Total before tax
	—	—	—	Tax expense (benefit)
	$—	$(4)	$—	Net of tax
Total reclassifications	$7	$(6)	$2	Net of tax
Accumulated other comprehensive income (loss) as of January 2, 2021 and December 28, 2019 consisted of the following:

(millions)	January 2, 2021	December 28, 2019
Foreign currency translation adjustments	$(1,668)	$(1,399)
Cash flow hedges — unrealized net gain (loss)	(57)	(60)
Postretirement and postemployment benefits:
Net experience gain (loss)	2	7
Prior service credit (cost)	(12)	4
Available-for-sale securities unrealized net gain (loss)	3	—
Total accumulated other comprehensive income (loss)	$(1,732)	$(1,448)

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

The leases have remaining terms which range from less than 1 year to 20 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the lease that are reasonably certain of being executed.
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

The Company recorded operating lease costs of $135 million and $133 million for the years ended January 2, 2021 and December 28, 2019, respectively. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial. Under the previous lease standard (Topic 840), rent expense on operating leases for the year ended December 29, 2018 was $133 million.

(millions)	Year ended January 2, 2021	Year ended December 28, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$134
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$144	$164
Modified leases	$84	$44

Weighted-average remaining lease term - operating leases	8 years	7 years
Weighted-average discount rate - operating leases	2.6%	2.9%

At January 2, 2021, future maturities of operating leases were as follows:

(millions)	Operating leases
2021	$134
2022	107
2023	94
2024	81
2025	78
2026 and beyond	219
Total minimum payments	$713
Less interest	(76)
Present value of lease liabilities	$637

Operating lease payments presented in the table above exclude $24 million of minimum lease payments for real-estate leases signed but not yet commenced as of January 2, 2021. The leases are expected to commence in 2021.

At January 2, 2021, future minimum annual lease commitments under non-cancelable finance leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 2, 2021, the Company had not recorded any liability related to these indemnifications.
NOTE 8
DEBT
The following table presents the components of notes payable at year end January 2, 2021 and December 28, 2019:

(millions)	2020		2019
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$25	0.20%	$3	1.78%
Bank borrowings	77		104
Total	$102		$107

The following table presents the components of long-term debt at year end January 2, 2021 and December 28, 2019:

(millions)	2020	2019
(a) 4.50% U.S. Dollar Notes due 2046	$638	$638
(b) 7.45% U.S. Dollar Debentures due 2031	621	621
(c) 2.10% U.S. Dollar Notes due 2030	496	—
(d) 4.30% U.S. Dollar Notes due 2028	596	595
(e) 3.40% U.S. Dollar Notes due 2027	596	596
(f) 3.25% U.S. Dollar Notes due 2026	742	741
(g) 1.25% Euro Notes due 2025	748	689
(h) 1.00% Euro Notes due 2024	756	692
(i) 2.65% U.S. Dollar Notes due 2023	542	539
(j) 2.75% U.S. Dollar Notes due 2023	204	201
(k) 3.125% U.S. Dollar Notes due 2022	—	353
(l) 0.80% Euro Notes due 2022	731	669
(m) 1.75% Euro Notes due 2021	610	558
(n) 3.25% U.S. Dollar Notes due 2021	—	198
(o) 4.0% U.S. Dollar Notes due 2020	—	601
Other	93	124
	7,373	7,815
Less current maturities	(627)	(620)
Balance at year end	$6,746	$7,195

(a)In March 2016, the Company issued $650 million of thirty-year 4.50% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 4.60% at January 2, 2021.
(b)In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $625 million of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.56% at January 2, 2021. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).
(c)In May of 2020, the Company issued $500 million of ten-year 2.10% Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the $600 million 4.00% Notes due 2020 at maturity. The effective interest rate on the Notes reflecting issuance discount and hedge settlement, was 3.05% at January 2, 2021.
(d)In May 2018, the Company issued $600 million of ten-year 4.30% Senior Notes, using the net proceeds for general corporate purposes, which included repayment of the Company's $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and Multipro. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 4.34% at January 2, 2021.
(e)In November 2017, the Company issued $600 million of ten-year 3.40% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of Chicago Bar Company LLC, the maker of RXBAR. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 3.49% at January 2, 2021.
(f)In March 2016, the Company issued $750 million of ten-year 3.25% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 4.23% at January 2, 2021. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. This interest rate swap was subsequently terminated and undesignated. In October 2018, the Company entered into interest rate swaps with notional amounts totaling $450 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated this interest rate swap. The resulting unamortized loss from swap activity of $5 million at January 2, 2021 will be amortized to interest expense over the remaining term of the Notes.
(g)In March 2015, the Company issued €600 million (approximately $733 million at January 2, 2021, which reflects the discount, fees and translation adjustments) of ten-year 1.25% Euro Notes, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 1.62% at January 2, 2021. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. In May 2017, the Company entered into interest rate swaps with notional amounts totaling €600 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized gain of $17 million at January 2, 2021 will be amortized to interest expense over the remaining term of the Notes.
(h)In May 2016, the Company issued €600 million (approximately $733 million USD at January 2, 2021, which reflects the discount, fees and translation adjustments) of eight-year 1.00% Euro Notes. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, seven-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 0.17% at January 2, 2021. In November 2016, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In October 2018, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. The Company subsequently terminated these swaps, and the resulting unamortized gain of $17 million at January 2, 2021 will be amortized to interest expense over the remaining term of the Notes. In May of 2019, the Company entered into interest rate swaps with notional amounts totaling €600 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $9 million at January 2, 2021, recorded as an increase in the hedged debt balance.
(i)In November 2016, the Company issued $600 million of seven-year 2.65% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of the Company's 1.875% U.S. Dollar Notes due 2016 at maturity and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.08% at January 2, 2021. In 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized loss of $7 million at January 2, 2021 will be amortized to interest expense over the remaining term of the Notes. In 2019, the Company redeemed $50 million of the Notes. In connection with the debt redemption, the Company incurred $2 million of interest expense, consisting primarily of a premium on the tender offer.
(j)In February 2013, the Company issued $400 million ($189 million previously redeemed) of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount hedge settlement and interest rate swaps, was 4.17%. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $211 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized loss of $6 million at January 2, 2021 will be amortized to interest expense over the remaining term of the Notes.
(k)In May 2012, the Company issued $700 million ($342 million previously redeemed) of ten-year 3.125% U.S. Dollar Notes, using the net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. During 2020, the Company redeemed the remaining $358 million of the Notes. In conjunction with the debt redemption, the Company incurred $17 million of interest expense, consisting primarily of a premium on the tender offer.
(l)In May 2017, the Company issued €600 million (approximately $733 million USD at January 2, 2021, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes, using the proceeds from these Notes for general corporate purposes, including, repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 0.87%. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.
(m)In May 2014, the Company issued €500 million (approximately $611 million at January 2, 2021, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.36% at January 2, 2021. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.
(n)In May 2018, the Company issued $400 million of three-year 3.25% Senior Notes, using the net proceeds for general corporate purposes, which included repayment of the Company's $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and Multipro. In 2019, the Company redeemed $202 million of the Notes. In connection with the dept redemption, the Company incurred $6 million of interest expense, consisting primarily of a premium on the tender offer. In 2020, the Company redeemed the remaining $198 million of the Notes. In conjunction with the debt redemption, the Company incurred $3 million of interest expense, consisting primarily of a premium on the tender offer.
(o)In December 2010, the Company issued $1.0 billion ($150 million previously redeemed) of ten-year 4.0% fixed rate U.S. Dollar Notes, using the net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. In 2019, the Company redeemed $248 million of the Notes. In connection with the debt redemption, the Company incurred $6 million of interest expense, consisting primarily of a premium on the tender offer, which was partially offset by accelerated gains on pre-issuance interest rate hedges. The remaining balance was redeemed at maturity in December of 2020.

In December of 2020, the Company redeemed $198 million of its 3.25% U.S. Dollar Notes due May 2021, and $358 million of its 3.125% U.S. Dollar Notes due 2022. In connection with the debt redemption, the Company incurred $20 million of interest expense, primarily consisting of premium on the tender offer, acceleration of unamortized debt discount on the redeemed debt, fees related to the tender offer, and also included accelerated losses on pre-issuance interest rate hedges.

In the third quarter of 2019, the Company redeemed $500 million of its 4.15% U.S. Dollar Notes due 2019, $248 million of its 4.00% U.S. Dollar Notes due 2020, $202 million of its 3.25% U.S. Dollar Notes due 2021, and $50 million of its 2.65% U.S. Dollar Notes due 2023. In connection with the debt redemption, the Company incurred $16 million of interest expense, consisting primarily of a premium on the tender offer, acceleration of unamortized debt discount on the redeemed debt, fees related to the tender offer, and also included accelerated gains and losses on pre-issuance interest rate hedges.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends by the Company. The Company was in compliance with all these covenants as of January 2, 2021.

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There were no commercial paper notes outstanding under this program as of January 2, 2021 and December 28, 2019.

At January 2, 2021, the Company had $3.0 billion of short-term lines of credit and letters of credit, of which $2.9 billion were unused and available for borrowing primarily on an unsecured basis. These lines were comprised principally of the January 2018 unsecured $1.5 billion Five-Year Credit Agreement, which expires in 2023, and an unsecured $1.0 billion 364-Day Credit Agreement.
The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $1.5 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and to obtain European swingline loans in an aggregate principal amount up to the equivalent of $300 million.

In January 2021, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2021.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as January 2, 2021, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at January 2, 2021 and December 28, 2019.

Scheduled principal repayments on long-term debt are (in millions): 2021–$627; 2022–$755; 2023–$782; 2024–$750; 2025–$739; 2026 and beyond–$3,733.

Financial institutions have issued standby letters of credit conditionally guaranteeing obligations on behalf of the Company totaling $82 million, including $49 million secured and $33 million unsecured, as of January 2, 2021. These obligations are related primarily to insurance programs. There were no amounts drawn down on the letters of credit as of January 2, 2021.

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
NOTE 9
STOCK COMPENSATION
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units and executive performance shares. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. These awards are administered through several plans, as described within this Note.

The 2017 Long-Term Incentive Plan (2017 Plan), approved by shareholders in 2017, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2017 Plan, which replaced the 2013 Long-Term Incentive Plan (2013 Plan), authorizes the issuance of a total of (a) 16 million shares; plus (b) the total number of shares remaining available for future grants under the 2013 Plan. The total number of shares remaining available for issuance under the 2017 Plan will be reduced by two shares for each share issued pursuant to an award under the 2017 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. At January 2, 2021, there were 16 million remaining authorized, but unissued, shares under the 2017 Plan.

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
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2020	2019	2018
Pre-tax compensation expense	$81	$61	$64
Related income tax benefit	$21	$16	$16
As of January 2, 2021, total stock-based compensation cost related to non-vested awards not yet recognized was $95 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax windfall (shortfall) realized upon exercise or vesting of stock-based awards generally represent the difference between the grant date fair value of an award and the taxable compensation of an award.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2020	2019	2018
Total cash received from option exercises and similar instruments	$112	$64	$167
Tax windfall (shortfall) classified as cash flow from operating activities	$2	$(2)	$11
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

Stock option valuation model assumptions for grants within the year ended:	2020	2019	2018
Weighted-average expected volatility	18.00%	18.00%	18.00%
Weighted-average expected term (years)	6.70	6.60	6.60
Weighted-average risk-free interest rate	1.35%	2.59%	2.82%
Dividend yield	3.40%	3.90%	3.00%
Weighted-average fair value of options granted	$7.34	$6.78	$10.00
A summary of option activity for the year ended January 2, 2021 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	14	$65
Granted	3	65
Exercised	(2)	59
Forfeitures and expirations	(1)	68
Outstanding, end of year	14	$65	4.7	$15
Exercisable, end of year	10	$66	5.9	$22
Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2019	2018
Outstanding, beginning of year	14	14
Granted	3	3
Exercised	(1)	(2)
Forfeitures and expirations	(2)	(1)
Outstanding, end of year	14	14
Exercisable, end of year	10	10
Weighted-average exercise price:
Outstanding, beginning of year	$66	$64
Granted	57	70
Exercised	56	58
Forfeitures and expirations	67	71
Outstanding, end of year	$65	$66
Exercisable, end of year	$65	$63
The total intrinsic value of options exercised during the periods presented was (in millions): 2020–$17; 2019–$7; 2018–$33.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2017 and 2013 Plans.
In the first quarter of 2020, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three year net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2020 target grant currently corresponds to approximately 327,000 shares, with a grant-date fair value of $66 per share.
In 2019, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year net sales growth and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies. Dividend equivalents accrue and vest in accordance with the underlying award. The 2019 target grant currently corresponds to approximately 213,000 shares, with a grant-date fair value of $73 per share.

In 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award includes nets sales growth and TSR of the Company's common stock relative to a select group of peer companies. The 2018 target grant currently corresponds to approximately 143,000 shares, with a grant-date fair value of $88 per share.
A Monte Carlo valuation model was used to determine the fair value of awards with a TSR performance metric. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of the performance metric. Compensation cost related to performance metric is revised for changes in the expected outcome.
Based on the market price of the Company’s common stock at year-end 2020, the maximum future value that could be awarded on the vesting date was (in millions): 2020 award–$41; 2019 award– $26; and 2018 award–$18. The 2017 performance share award, payable in stock, was settled at 90% of target in February 2020 for a total dollar equivalent of $6 million.
The Company also grants restricted stock units to eligible employees under the 2017 Plan, typically with three year cliff vesting earning dividend equivalent units for awards granted beginning in 2019. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock unit activity for the year ended January 2, 2021, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,901	$61
Granted	596	65
Vested	(504)	65
Forfeited	(257)	58
Non-vested, end of year	1,736	$61
Additionally, restricted stock unit activity for 2019 and 2018 is presented in the following table:

Employee restricted stock units	2019	2018
Shares (in thousands):
Non-vested, beginning of year	1,708	1,673
Granted	888	772
Vested	(469)	(507)
Forfeited	(226)	(230)
Non-vested, end of year	1,901	1,708
Weighted-average exercise price:
Non-vested, beginning of year	$65	$65
Granted	55	63
Vested	68	59
Forfeited	62	64
Non-vested, end of year	$61	$65
The total fair value of restricted stock units vesting in the periods presented was (in millions): 2020–$34; 2019–$27; 2018–$35.

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

In recent years, the Company has taken actions to reduce global pension benefit obligations and moderate the impact of market-related volatility. Those actions include the following:

–In December 2020, the Company purchased a group annuity contract to cover pension benefit obligations of certain participants of the United Kingdom defined benefit pension plan for $268 million. This transaction represents an annuity buy-in, under which the Company retains both the fair value of the annuity contract (within plan assets) and the pension benefit obligations related to these participants. The fair value of the annuity buy-in contract at year-end is based on the calculated pension benefit obligations covered.

–In October 2020, the Company settled pension benefit obligations associated with approximately 8,000 retired participants within our U.S. defined benefit pension plan to reduce pension benefit obligations and administrative expenses. A group annuity contract was purchased on behalf of these participants with a third-party insurance provider, resulting in a reduction of the Company's pension benefit obligations and plan assets of approximately $453 million.

–In June of 2020, the Company recognized a curtailment gain of $7 million, as certain U.S. pension plan benefits were frozen for a portion of the participant population.

–In September 2019, the Company provided a voluntary one-time lump-sum cash settlement offer to certain eligible terminated vested participants in our U.S. pension plans in order to reduce pension benefit obligations and administrative costs. In December 2019, approximately $174 million was distributed from pension plan assets in connection with this offer.
–In conjunction with the completion of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses on July 28, 2019, the Company recognized a curtailment gain in its U.S. pension plans of $11 million, as certain U.S. pension plans benefits were frozen for the portion of the participant population that was impacted by the divestiture.

–In September 2018, the Company recognized a curtailment gain of $30 million as certain European pension plans were frozen as of December 29, 2018 in conjunction with Project K restructuring.

–In December 2018, as a result of the September 2017 amendment of certain U.S. and Canada defined benefit pension plans, compensation and service periods used to calculate pension benefits for active salaried employees who participate in the affected pension plans were frozen.

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2020	2019
Change in projected benefit obligation
Beginning of year	$5,654	$5,117
Service cost	37	36
Interest cost	130	172
Plan participants’ contributions	1	1
Amendments	22	3
Actuarial (gain)loss	499	766
Benefits paid	(292)	(458)
Curtailment and special termination benefits	(15)	(13)
Settlements	(453)	—
Foreign currency adjustments	92	30
End of year	$5,675	$5,654
Change in plan assets
Fair value beginning of year	$5,170	$4,677
Actual return on plan assets	656	874
Employer contributions	8	10
Plan participants’ contributions	1	1
Benefits paid	(269)	(426)
Settlements	(453)	—
Other	(8)	—
Foreign currency adjustments	106	34
Fair value end of year	$5,211	$5,170
Funded status	$(464)	$(484)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$324	$241
Other current liabilities	(19)	(20)
Other liabilities	(769)	(705)
Net amount recognized	$(464)	$(484)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$51	$37
Net amount recognized	$51	$37
The accumulated benefit obligation for all defined benefit pension plans was $5.6 billion at January 2, 2021 and December 28, 2019. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2020	2019
Projected benefit obligation	$3,937	$4,061
Accumulated benefit obligation	$3,921	$4,033
Fair value of plan assets	$3,177	$3,362

Information for pension plans with projected benefit obligations in excess of plan assets were:

(millions)	2020	2019
Projected benefit obligation	$4,035	$4,180
Accumulated benefit obligation	$3,988	$4,114
Fair value of plan assets	$3,246	$3,455
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

(millions)	2020	2019	2018
Service cost	$37	$36	$87
Interest cost	130	172	165
Expected return on plan assets	(340)	(340)	(361)
Amortization of unrecognized prior service cost	7	7	8
Other expense	8	—	—
Recognized net (gain) loss	184	235	269
Net periodic benefit cost	26	110	168
Curtailment and special termination benefits	(15)	(13)	(30)
Pension (income) expense:
Defined benefit plans	11	97	138
Defined contribution plans	20	20	27
Total	$31	$117	$165
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2020 – $42 million; 2019 – $39 million; 2018 – $38 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2020	2019	2018
Discount rate	2.2%	2.9%	3.9%
Long-term rate of compensation increase	3.4%	3.4%	3.8%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2020	2019	2018
Discount rate	2.8%	3.7%	3.3%
Long-term rate of compensation increase	3.4%	4.0%	3.9%
Long-term rate of return on plan assets	6.8%	7.3%	7.4%
To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 70% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 0.8% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2020 of 7.0% for the U.S. plans equated to approximately the 64th percentile expectation. Refer to Note 1.

In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2020, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2020 fiscal year-end, the Company used the 2019 SOA tables with collar adjustments based on Kellogg’s current population, consistent with the prior year.  In addition, based on mortality information available from the Social Security Administration and other sources, the Company developed assumptions for future mortality improvement in line with our expectations for future experience. The change to the mortality assumption decreased the year-end pension obligations by approximately $1 million.
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
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2020, the Company recognized a net actuarial loss of approximately $184 million driven by a loss related to plan experience and assumption changes, including a loss due to decreases in the discount rate, partially offset by a gain from better than expected asset returns.
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
Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:
Buy-in annuity contract:  Value based on the calculated pension benefit obligation covered by the non-participating annuity contracts at year-end.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended January 2, 2021, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of January 2, 2021 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$35	$4	$—	$3	$42
Corporate stock, common	325	—	—	—	325
Mutual funds:
Equity	—	—	—	2	2
Debt	—	5	—	—	5
Collective trusts:
Equity	—	—	—	1,508	1,508
Debt	—	548	—	415	963
Limited partnerships	—	—	—	292	292
Bonds, corporate	—	220	—	141	361
Bonds, government	—	861	—	—	861
Bonds, other	—	64	—	—	64
Real estate	—	—	—	421	421
Buy-in annuity contract	—	—	280	—	280
Other	—	78	—	9	87
Total	$360	$1,780	$280	$2,791	$5,211
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 28, 2019 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$14	$—	$—	$—	$14
Corporate stock, common	354	—	—	—	354
Mutual funds:
Equity	—	—	—	36	36
Debt	—	4	—	—	4
Collective trusts:
Equity	—	117	—	1,314	1,431
Debt	—	718	—	378	1,096
Limited partnerships	—	—	—	228	228
Bonds, corporate	—	443	—	211	654
Bonds, government	—	774	—	—	774
Bonds, other	—	70	—	—	70
Real estate	—	—	—	412	412
Other	—	61	—	36	97
Total	$368	$2,187	$—	$2,615	$5,170
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

There were no unfunded commitments to purchase investments at January 2, 2021 or December 28, 2019.
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
The current weighted-average target asset allocation reflected by this strategy is: equity securities–34%; debt securities–29%; real estate and other–37%. Investment in Company common stock represented 1.1% and 1.2% of consolidated plan assets at January 2, 2021 and December 28, 2019, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $6 million to its defined benefit pension plans during 2021.
Level 3 gains and losses
Changes in fair value of the Plan's Level 3 assets are summarized as follows:

(millions)	Annuity Contract
December 28, 2019	$—
Purchases	268
Realized and unrealized gain	4
Currency translation	8
January 2, 2021	$280
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2021–$315; 2022–$322; 2023–$322; 2024–$326; 2025–$321; 2026 to 2030–$1,575.
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
Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2020	2019
Change in accumulated benefit obligation
Beginning of year	$1,116	$1,069
Service cost	13	15
Interest cost	31	37
Actuarial (gain) loss	55	59
Benefits paid	(58)	(60)
Curtailments	—	(6)
Foreign currency adjustments	—	2
End of year	$1,157	$1,116
Change in plan assets
Fair value beginning of year	$1,364	$1,140
Actual return on plan assets	178	282
Employer contributions	24	18
Benefits paid	(75)	(76)
Fair value end of year	$1,491	$1,364
Funded status	$334	$248
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$369	$283
Other current liabilities	(1)	(2)
Other liabilities	(34)	(33)
Net amount recognized	$334	$248
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(50)	(59)
Net amount recognized	$(50)	$(59)

Information for postretirement benefit plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2020	2019
Accumulated benefit obligation	$35	$34
Fair value of plan assets	$—	$—
Expense
Components of postretirement benefit expense (income) were:

(millions)	2020	2019	2018
Service cost	$13	$15	$18
Interest cost	31	37	36
Expected return on plan assets	(94)	(86)	(94)
Amortization of unrecognized prior service credit	(9)	(9)	(9)
Recognized net (gain) loss	(29)	(137)	81
Net periodic benefit cost	(88)	(180)	32
Curtailment	—	(6)	—
Postretirement benefit expense:
Defined benefit plans	(88)	(186)	32
Defined contribution plans	13	11	11
Total	$(75)	$(175)	$43
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2020	2019	2018
Discount rate	2.5%	3.3%	4.3%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2020	2019	2018
Discount rate	3.3%	4.0%	3.6%
Long-term rate of return on plan assets	7.0%	7.3%	7.5%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 10.
The assumed U.S. health care cost trend rate is 5.00% for 2021, decreasing 0.25% annually to 4.5% by the year 2023 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends.
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2020, the Company recognized a net actuarial gain of approximately $29 million driven by a gain related to plan experience and assumption changes, including gain due to better than expected asset returns, partially offset by a loss resulting from decreases in the discount rate.

Plan assets
The fair value of Plan assets as of January 2, 2021 summarized by level within fair value hierarchy described in Note 10, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$3	$3	$—	$—	$6
Corporate stock, common	261	—	—	—	261
Mutual funds:
Equity	—	30	—	—	30
Debt	—	54	—	—	54
Collective trusts:
Equity	—	—	—	669	669
Limited partnerships	—	—	—	135	135
Bonds, corporate	—	143	—	—	143
Bonds, government	—	96	—	—	96
Bonds, other	—	8	—	—	8
Real estate	—	—	—	89	89
Total	$264	$334	$—	$893	$1,491
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 28, 2019 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$8	$1	$—	$—	$9
Corporate stock, common	253	—	—	—	253
Mutual funds:
Equity	—	35	—	—	35
Debt	—	53	—	—	53
Collective trusts:
Equity	—	—	—	579	579
Limited partnerships	—	—	—	124	124
Bonds, corporate	—	136	—	—	136
Bonds, government	—	77	—	—	77
Bonds, other	—	9	—	—	9
Real estate	—	—	—	88	88
Other	—	1	—	—	1
Total	$261	$312	$—	$791	$1,364
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 10. The current target asset allocation is 70% equity securities, 23% debt securities, and 7% real estate. The Company currently expects to contribute approximately $19 million to its VEBA trusts during 2021.
There were no Level 3 assets during 2020 and 2019.

Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 10.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2020	2019
Change in accumulated benefit obligation
Beginning of year	$48	$42
Service cost	3	3
Interest cost	1	2
Actuarial (gain)loss	—	8
Benefits paid	(4)	(7)
End of year	$48	$48
Funded status	$(48)	$(48)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(6)	$(7)
Other liabilities	(42)	(41)
Net amount recognized	$(48)	$(48)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$2	$3
Net experience gain	(18)	(22)
Net amount recognized	$(16)	$(19)

Components of postemployment benefit expense were:

(millions)	2020	2019	2017
Service cost	$2	$3	$3
Interest cost	1	2	1
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	(3)	(5)	(5)
Net periodic benefit cost	$1	$1	$—
Settlement cost	(1)	(3)	—
Postemployment benefit expense	$—	$(2)	$—

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2021	$64	$6
2022	65	6
2023	65	5
2024	65	5
2025	65	5
2026-2029	321	20

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

The Company’s participation in multiemployer pension plans for the year ended January 2, 2021, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2020 and 2019 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject. The Company was not listed in the available Forms 5500 of the three plans listed below as providing more than 5 percent of total contributions. At the date the Company’s financial statements were issued, certain Forms 5500 were not available for the plan years ending in 2020.

		PPA Zone Status			Contributions (millions)
Pension trust fund	EIN/PN	2020	2019	FIP/RP Status	2020	2019	2018	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionery Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2020	Red - 12/31/2019	Implemented	$5.9	$5.9	$6.5	Yes	2/20/2021 to 4 /16/2021 (b)
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red - 12/31/2020	Red - 12/31/2019	Implemented	—	1.3	1.9	Yes	(c)
Western Conference of Teamsters Pension Trust	91-6145047 / 001	Green - 12/31/2020	Green - 12/31/2019	NA	0.9	0.8	1.0	No	3/26/2022 (d)
Other Plans					0.2	0.7	1.0		(e)
Total contributions:					$7.0	$8.7	$10.4
(a)The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 80 percent of the Company’s participants in this fund are covered by a single CBA that expires on 4/16/2021.
(b)The Company does not expect 2021 contributions to be materially different than 2020.
(c)During 2019, the Company terminated CBAs covered by this fund. As a result, the Company has withdrawn from the fund and recognized expense for its estimated withdrawal liability. The Company does not expect to make 2021 contributions.
(d)The Company does not expect 2021 contributions to be materially different than 2020.
(e)During 2019, the Company terminated the CBAs covered by certain of these funds. As a result, for the impacted funds, the Company recognized expense for the estimated withdrawal liability in each year and no longer made contributions following the termination. The Company does not expect 2021 contributions to the remaining funds to be materially different from 2020.

As discussed in Note 5, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. During 2019, the Company withdrew from two multi-employer pension plans. Additionally, the Company previously exited several multiemployer plans associated with Project K restructuring. During the second quarter of 2020, the Company adjusted the estimated withdrawal liability associated with a plan withdrawn from during the third quarter of 2019. The adjustment resulted in a gain of $5 million during the second quarter and resulted from a July 2020 agreement with the plan, under which the Company paid $7 million in full settlement of the withdrawal liability. In addition, the Company paid $5 million to settle a plan liability during the fourth quarter of 2020, resulting in no gain or loss as a result of settlement. The Company recognized expense related to the withdrawals as follows (millions): 2020 - $(5); 2019 - $132; 2018 - $7. While this is our best estimate of the ultimate cost of withdrawing from the plans at this time, we have not yet reached agreement on the ultimate amount of the withdrawal liability.  As a result, the actual cost could differ from our estimate based on final funding assessments. The net present value of the liabilities were determined using a risk free interest rate. The charge was recorded within Cost of goods sold on the Consolidated

Statement of Income and Other current liabilities and Other liabilities on the Consolidated Balance Sheet. The cash obligation associated with the 2019 withdrawal activity is approximately $8 million annually and is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made. Withdrawal liability payments made to multiemployer plans were as follows (millions): 2020 - $21; 2019 - $8; 2018 - $3. The Company had withdrawal liabilities of $130 million and $156 million at January 2, 2021 and December 28, 2019, respectively.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2020 – $13; 2019 – $11; 2018 – $11.

NOTE 13
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2020	2019	2018
Income before income taxes
United States	$1,018	$938	$851
Foreign	583	367	478
	1,601	1,305	1,329
Income taxes
Currently payable
Federal	129	345	7
State	26	52	28
Foreign	100	77	99
	255	474	134
Deferred
Federal	56	(124)	109
State	9	(29)	(59)
Foreign	3	—	(3)
	68	(153)	47
Total income taxes	$323	$321	$181
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2020	2019	2018
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	(2.4)	(2.5)	(3.0)
Excess tax benefits on share-based compensation	—	—	(0.3)
State income taxes, net of federal benefit	1.8	1.3	1.5
Cost (benefit) of remitted and unremitted foreign earnings	1.0	0.8	0.7
Legal entity restructuring, deferred tax impact	—	—	(3.3)
Discretionary pension contributions	—	—	(2.3)
Revaluation of investment in foreign subsidiary	—	2.5	—
Net change in valuation allowance	1.4	(1.6)	2.0
Statutory rate changes, deferred tax impact	0.2	0.3	—
U.S. deemed repatriation tax	(2.0)	—	(1.2)
Divestiture	—	2.9	—
Out-of-period adjustment	—	3.0	—
Other	(0.8)	(3.1)	(1.5)
Effective income tax rate	20.2%	24.6%	13.6%
As presented in the preceding table, the Company’s 2020 consolidated effective tax rate was 20.2%, as compared to 24.6% in 2019 and 13.6% in 2018.

The 2020 effective income tax rate was favorably impacted by the reversal of a liability for uncertain tax positions of $32 million, resulting from the finalization of a tax examination during the third quarter. The reserves were related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

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

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. As of December 30, 2017, based on accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe, the Company was able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million. In the third quarter of 2018, the Company recorded a $16 million reduction to the transition tax liability and tax expense based on updated estimates of E&P. During the fourth quarter of 2018, the Company, as part of completing its accounting under SAB 118, revised its estimate of the transition tax liability to $94 million, and recorded $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations. During the third quarter of 2020, the Company reversed $32 million of the liability previously recorded as a result of the finalization of an IRS tax examination.

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

As of January 2, 2021, approximately $900 million of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $23 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2020 and 2019 were $329 million and $279 million, respectively, with related valuation allowances at year-end 2020 and 2019 of $192 million and $146 million, respectively. Of the total carryforwards at year-end 2020, substantially all will expire after 2024.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2020 and 2019.

	Deferred tax assets		Deferred tax liabilities
(millions)	2020	2019	2020	2019
U.S. state income taxes	$7	$—	$—	$6
Advertising and promotion-related	13	11	—	—
Wages and payroll taxes	26	15	—	—
Inventory valuation	17	17	—	—
Employee benefits	118	143	—	—
Operating loss, credit and other carryforwards	329	279	—	—
Hedging transactions	49	—	—	18
Depreciation and asset disposals	—	—	234	217
Operating lease right-of-use assets	—	—	141	111
Operating lease liabilities	136	111	—	—
Trademarks and other intangibles	—	—	527	526
Deferred compensation	18	19	—	—
Stock options	32	29	—	—
Other	41	36	—	—
	786	660	902	878
Less valuation allowance	(192)	(146)	—	—
Total deferred taxes	$594	$514	$902	$878
Net deferred tax asset (liability)	$(308)	$(364)
Classified in balance sheet as:
Other assets	$254	$231
Other liabilities	(562)	(595)
Net deferred tax asset (liability)	$(308)	$(364)
The change in valuation allowance reducing deferred tax assets was:

(millions)	2020	2019	2018
Balance at beginning of year	$146	$166	$153
Additions charged to income tax expense (b)	62	25	29
Reductions credited to income tax expense (a)	(24)	(47)	(1)
Currency translation adjustments	8	2	(15)
Balance at end of year	$192	$146	$166
(a) During 2019, the Company decreased the valuation allowance by $32 million related to the revaluation of its investment in a foreign subsidiary.
(b) During 2020, the Company increased the valuation allowance by $41 million related to the revaluation of its investment in a foreign subsidiary.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2020 provision for U.S. federal income taxes represents approximately 60% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2019. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.

As of January 2, 2021, the Company has classified $19 million of unrecognized tax benefits as a current tax liability. Managements estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $4 million of projected additions during the next twelve months related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 2, 2021, December 28, 2019 and December 29, 2018. For the 2020 year, approximately $56 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2020	2019	2018
Balance at beginning of year	$90	$97	$60
Tax positions related to current year:
Additions (a)	5	5	51
Tax positions related to prior years:
Additions	8	4	4
Reductions (b)	(35)	(14)	(13)
Settlements	(2)	(1)	(4)
Lapses in statutes of limitation	(1)	(1)	(1)
Balance at end of year	$65	$90	$97
(a) During the fourth quarter of 2018, the Company recorded, as part of its final estimate under SAB 118, $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations.
(b) During the third quarter of 2020, the Company released $32 million of tax reserves as a result of finalization of an IRS tax examination.
During the year ended January 2, 2021, the Company paid tax-related interest totaling $1 million and recognized $3 million of tax related interest, increasing the balance to $13 million at year-end. During the year ended December 28, 2019, the Company settled certain tax matters resulting in an $11 million net reduction of the tax interest accrual, decreasing the balance to $11 million at year-end. For the year ended December 29, 2018, the Company paid tax-related interest totaling $2 million and recognized $3 million of tax-related interest increasing the accrual balance to $22 million at year-end.
NOTE 14
DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.
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
Total notional amounts of the Company’s derivative instruments as of January 2, 2021 and December 28, 2019 were as follows:

(millions)	2020	2019
Foreign currency exchange contracts	$2,856	$2,628
Cross-currency contracts	1,411	1,540
Interest rate contracts	2,632	1,871
Commodity contracts	314	524
Total	$7,213	$6,563

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at January 2, 2021 and December 28, 2019, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of January 2, 2021 or December 28, 2019.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of January 2, 2021 and December 28, 2019:
Derivatives designated as hedging instruments

	2020			2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross currency contracts:
Other current assets	$—	$14	$14	$—	$45	$45
Other Assets	—	16	16	—	40	40
Interest rate contracts (a):
Other current assets	—	—	—	—	7	7
Other assets	—	60	60	—	4	4
Total assets	$—	$90	$90	$—	$96	$96
Liabilities:
Cross currency contracts:
Other current liabilities	$—	$(13)	$(13)	$—	$—	$—
Other liabilities	—	(21)	(21)	—	—	—
Interest rate contracts (a):
Other current liabilities	—	(3)	(3)	—	(4)	(4)
Other liabilities	—	—	—	—	—	—
Total liabilities	$—	$(37)	$(37)	$—	$(4)	$(4)
(a)The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $0.8 billion and $0.7 billion as of January 2, 2021 and December 28, 2019, respectively.

Derivatives not designated as hedging instruments

	2020			2019
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$48	$48	$—	$12	$12
Interest rate contracts:
Other current assets	—	4	4	—	—	—
Other assets	—	13	13	—	—	—
Commodity contracts:
Other current assets	9	—	9	9	—	9
Total assets	$9	$65	$74	$9	$12	$21
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(73)	$(73)	$—	$(18)	$(18)
Other liabilities	—	(4)	(4)	—	—	—
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	—	—
Other liabilities	—	(22)	(22)	—	(13)	(13)
Commodity contracts:
Other current liabilities	(1)	—	(1)	(1)	—	(1)
Total liabilities	$(1)	$(105)	$(106)	$(1)	$(31)	$(32)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $2.8 billion and $2.6 billion as of January 2, 2021 and December 28, 2019, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of January 2, 2021 and December 28, 2019.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Interest rate contracts	Current maturities of long-term debt	$—	$493	$—	$—
Interest rate contracts	Long-term debt	$2,568	$2,643	$25	$19
(a)The hedged long-term debt includes $16 million and $15 million of hedging adjustment on discontinued hedging relationships as of January 2, 2021 and December 28, 2019, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of January 2, 2021 and December 28, 2019 would be adjusted as detailed in the following table:

As of January 2, 2021
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$164	$(116)	$—	$48
Total liability derivatives	$(143)	$116	$5	$(22)

As of December 28, 2019
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$117	$(27)	$(7)	$83
Total liability derivatives	$(36)	$27	$—	$(9)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended January 2, 2021 and December 28, 2019 were as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	2020	2019	2020	2019
Foreign currency denominated long-term debt	$(236)	$60	$—	$—
Cross-currency contracts	(93)	6	34	34	Interest expense
Total	$(329)	$66	$34	$34

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2020	2019
Foreign currency exchange contracts	COGS	$11	$(16)
Foreign currency exchange contracts	SGA	(1)	(2)
Foreign currency exchange contracts	OIE	(6)	(4)
Interest rate contracts	Interest expense	2	—
Commodity contracts	COGS	6	4
Total		$12	$(18)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the years ended January 2, 2021 and December 28, 2019:

	January 2, 2021	December 28, 2019
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$281	$284
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(7)	(33)
Derivatives designated as hedging instruments	7	37

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(14)	(4)

During the next 12 months, the Company expects $17 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at January 2, 2021 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on January 2, 2021 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of January 2, 2021 triggered by credit-risk-related contingent features.
Other fair value measurements
Fair Value Measurements on a Nonrecurring Basis
During the year ended December 29, 2018, long-lived assets of $19 million related to a manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of $5 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets. See Note 5 for more information regarding Project K.

During the year ended January 2, 2021, the Company invested and sold $250 million in a mutual fund holding short term debt securities. The investment was measured at fair value using the net asset value (NAV) per share as a practical expedient and as a result, this investment has not been classified in the fair value hierarchy. The gain associated with the sale of the investment was less than $1 million and was recorded in other income and expense.

The following is a summary of the carrying and market values of the Company's available for sale securities:

	2020			2019
(millions)	Cost	Unrealized Gain (Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Corporate Bonds	$62	$3	$65	$—	$—	$—
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
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.7 billion and $6.7 billion, respectively, as of January 2, 2021.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company of approximately $12 million, net of collateral already received from those counterparties as of January 2, 2021.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of January 2, 2021, collateral related to reciprocal collateralization agreements and margin deposits for exchange-traded commodity derivative instruments, were immaterial.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 29% of consolidated trade receivables at January 2, 2021.
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at January 2, 2021. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

NOTE 16
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2020	2019	2020	2019
First	$3,412	$3,522	$1,144	$1,107
Second	3,465	3,461	1,197	1,186
Third	3,429	3,372	1,201	1,000
Fourth	3,464	3,223	1,185	1,088
	$13,770	$13,578	$4,727	$4,381

	Net income (loss) attributable to Kellogg Company		Per share amounts
(millions)	2020	2019	2020		2019
			Basic	Diluted	Basic	Diluted
First	$347	$282	$1.01	$1.01	$0.82	$0.82
Second	351	286	1.02	1.02	0.84	0.84
Third	348	247	1.02	1.01	0.73	0.72
Fourth	205	145	0.60	0.59	0.43	0.42
	$1,251	$960
The principal market for trading Kellogg shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At January 2, 2021 there were 30,305 shareholders of record.
Dividends paid per share during the last two years were:

Quarter	2020	2019
First	$0.57	$0.56
Second	0.57	0.56
Third	0.57	0.57
Fourth	0.57	0.57
	$2.28	$2.26

During 2020, the Company recorded the following in operating profit and other income (expense):

	2020
(millions)	First	Second	Third	Fourth	Full Year
Operating profit
Restructuring and cost reduction charges	$(1)	$(14)	$—	$(22)	$(37)
Gains / (losses) on mark-to-market adjustments	26	(43)	10	(1)	(8)

Other income (expense)
Restructuring and cost reduction charges	$—	$—	$—	$8	$8
Gains / (losses) on mark-to-market adjustments	(14)	(43)	(7)	(90)	$(154)

During 2019, the Company recorded the following in operating profit and other income (expense):

	2019
(millions)	First	Second	Third	Fourth	Full Year
Operating profit
Restructuring and cost reduction charges	$(8)	$(65)	$(18)	$(27)	$(118)
Gains / (losses) on mark-to-market adjustments	(42)	46	(11)	—	(7)

Other income (expense)
Restructuring and cost reduction charges	$—	$—	$—	$5	$5
Gains / (losses) on mark-to-market adjustments	1	(11)	32	(120)	$(98)

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

On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit flavored snacks, pie crusts, and ice cream cone businesses to Ferrero for approximately $1.3 billion in cash. Both the total assets and the net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $562 million and $893 million for the years ended December 28, 2019 and December 29, 2018, respectively.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

(millions)	2020	2019	2018
Net sales
North America	$8,361	$8,390	$8,688
Europe	2,232	2,092	2,122
Latin America	914	940	947
AMEA	2,263	2,156	1,790
Consolidated	13,770	$13,578	$13,547
Operating profit
North America (a)(b)	$1,473	$1,215	$1,397
Europe	301	222	251
Latin America	97	85	102
AMEA	202	195	174
Total Reportable Segments	2,073	1,717	1,924
Corporate (b)	(312)	(316)	(218)
Consolidated	$1,761	$1,401	$1,706
Depreciation and amortization (c)
North America	$282	$291	$341
Europe	84	80	78
Latin America	30	30	37
AMEA	79	76	57
Total Reportable Segments	475	477	513
Corporate	4	7	3
Consolidated	$479	$484	$516
(a)During 2019, North America operating profit includes the recognition of multi-employer pension plan exit liabilities totaling $132 million.
(b)Corporate operating profit in 2020 and 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 totaling approximately $48 million.
(c)Includes asset impairment charges as discussed in Note 14.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the CODM for the Company’s internationally-based reportable segments as shown below.

(millions)	2020	2019	2018
Interest expense
North America	$—	$—	$1
Europe	4	6	6
Latin America	6	9	3
AMEA	8	14	9
Corporate	263	255	268
Consolidated	$281	$284	$287
Income taxes
Europe	$29	$48	$23
Latin America	20	16	30
AMEA	33	23	23
Corporate & North America	241	234	105
Consolidated	$323	$321	$181

Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by operating segment. The CODM does review additions to long-lived assets based on operating segment.

(millions)	2020	2019	2018
Additions to long-lived assets
North America	$270	$356	$336
Europe	120	83	84
Latin America	31	41	76
AMEA	77	101	79
Corporate	7	5	3
Consolidated	$505	$586	$578
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2020, 2019, and 2018, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2020	2019	2018
Net sales
United States	$7,821	$7,885	$8,176
All other countries	5,949	5,693	5,371
Consolidated	$13,770	$13,578	$13,547
Long-lived assets
United States	$2,048	$1,996	$2,197
All other countries	1,665	1,616	1,534
Consolidated	$3,713	$3,612	$3,731
Supplemental product information is provided below for net sales to external customers:

(millions)	2020	2019	2018
Snacks	$6,281	$6,663	$6,797
Cereal	5,433	5,029	5,203
Frozen	1,139	1,037	1,020
Noodles and other	917	849	527
Consolidated	$13,770	$13,578	$13,547

NOTE 18
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2020	2019	2018
Research and development expense	$135	$144	$154
Advertising expense	$781	$676	$752

Consolidated Balance Sheet (millions)	2020	2019
Trade receivables	$1,272	$1,315
Allowance for doubtful accounts	(19)	(10)
Refundable income taxes	66	56
Other receivables	218	215
Accounts receivable, net	$1,537	$1,576
Raw materials, spare parts, and supplies	$338	$303
Finished goods and materials in process	946	923
Inventories	$1,284	$1,226
Land	$120	$116
Buildings	2,135	2,021
Machinery and equipment	6,080	5,852
Capitalized software	543	496
Construction in progress	641	566
Accumulated depreciation	(5,806)	(5,439)
Property, net	$3,713	$3,612
Other intangibles	$2,612	$2,677
Accumulated amortization	(121)	(101)
Other intangibles, net	$2,491	$2,576
Pension	$324	$241
Deferred income taxes	254	231
Nonpension post retirement benefits	369	283
Other	515	384
Other assets	$1,462	$1,139
Accrued income taxes	$58	$42
Accrued salaries and wages	378	290
Other	709	577
Other current liabilities	$1,145	$909
Income taxes payable	$56	$81
Nonpension postretirement benefits	34	33
Other	435	429
Other liabilities	$525	$543

Allowance for doubtful accounts (millions)	2020	2019	2018
Balance at beginning of year	$10	$10	$10
Additions charged to expense	13	9	4
Doubtful accounts charged to reserve	(4)	(9)	(4)
Balance at end of year	$19	$10	$10

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
The Board of Directors of the Company has an Audit Committee composed of six non-management Directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing and financial reporting matters.
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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 2, 2021. The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
President and Chief Executive Officer

/s/ Amit Banati
Amit Banati
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Kellogg Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment –RX Reporting Unit

As described in Notes 1 and 4 to the consolidated financial statements, management evaluates goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of the goodwill may be impaired. As disclosed in the consolidated financial statements, the carrying amount of RX goodwill as of January 2, 2021 was $373 million. The fair value for the RX reporting unit was determined based on a calculation which gave consideration to an income approach utilizing the discounted cash flow method and the market approach using the guideline public company and guideline transaction methods. The significant assumptions utilized within the RX discounted cash flow method are forecasted net sales and profitability growth and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the RX reporting unit is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the RX reporting unit due to the significant judgment by management when determining the fair value of the RX reporting unit using the discounted cash flow model, (ii) the significant audit effort in performing procedures and evaluating significant assumptions related to forecasted net sales and profitability growth, and the discount rate and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the annual goodwill impairment test, including controls over the valuation of the RX reporting unit. These procedures also included, among others, testing management’s process for developing the fair value estimate of the RX reporting unit, evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of underlying data used in the model and evaluating the reasonableness of the significant assumptions used by management, related to the forecasted net sales and profitability growth and the discount rate. Evaluating the reasonableness of management’s assumptions related to the forecasted net sales and profitability growth involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 22, 2021

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

As of January 2, 2021, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2020 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended January 2, 2021, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 30, 2021 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2020 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Potential Post-Employment Payments,” and "CEO Pay Ratio" of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
(millions, except per share data)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of January 2, 2021 (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights as of January 2, 2021 ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) as of January 2, 2021 (c)(1)
Equity compensation plans approved by security holders	15.5	(2)	65	17.2	(3)
Equity compensation plans not approved by security holders	0		NA	0.3
Total	15.5		65	17.5
(1)The total number of shares remaining available for issuance under the 2017 Long-Term Incentive Plan will be reduced by two shares for each share issued pursuant to an award other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued.
(2)Includes 13.6 million stock options and 1.7 million restricted share units.
(3)The total number of shares available remaining for issuance as of January 2, 2021 for each Equity Compensation Plan approved by shareowners are as follows:
–The 2017 Long-Term Incentive Plan - 15.7 million;
–The 2002 Employee Stock Purchase Plan - 1.5 million.

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

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 70,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2020, with approximately an additional 70,000 shares being provided as matched shares.

The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 44,000 had been issued as of January 2, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to the information under the captions “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 22, 2021, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018.
Consolidated Statement of Comprehensive Income for the years ended January 2, 2021, December 28, 2019 and December 29, 2018.
Consolidated Balance Sheet at January 2, 2021 and December 28, 2019.
Consolidated Statement of Equity for the years ended January 2, 2021, December 28, 2019 and December 29, 2018.
Consolidated Statement of Cash Flows for the years ended January 2, 2021, December 28, 2019 and December 29, 2018.
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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 15, 2017, Commission file number 1-4171.	IBRF
4.01	Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.02	Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.	IBRF
4.04	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.000% Senior Note Due 2020), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
4.05	Officers’ Certificate of Kellogg Company (with form of 1.125% Senior Note due 2015, 1.750% Senior Note due 2017 and 3.125% Senior Note due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2012, Commission file number 1-4171.	IBRF
4.06	Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.	IBRF
4.07	Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.08	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of 1.000% Senior Notes due 2024), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 19, 2016, Commission file number 1-4171.	IBRF
4.10	Officers’ Certificate of Kellogg Company (with form of 2.650% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 15, 2016, Commission file number 1-4171.	IBRF
4.11	Officers’ Certificate of Kellogg Company (with form of 0.800% Senior Notes due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2017, Commission file number 1-4171.	IBRF
4.12	Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.	IBRF
4.13	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.	IBRF
4.14	Officers’ Certificate of Kellogg Company (with form of 1.750% Senior Note due 2021), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2014, Commission file number 1-4171.
IBRF
4.15	Description of Equity Securities	E
4.16	Description of Debt Securities	E
4.17	364-Day Credit Agreement dated as of January 28, 2020 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated January 30, 2020, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.18	Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.04	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.05
Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of July 1, 2020, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-239564.*
IBRF
10.06	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.08	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.09	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.11	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.14	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.	IBRF
10.15	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.16	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.18	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.19	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.20	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.22	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.23	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.24	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.25	2017-2019 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.26	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.27	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.28	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.29	Letter agreement with John Bryant, dated September 22, 2017, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.30	Five-Year Credit Agreement dated as of January 30, 2018 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as Documentation Agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 1, 2018, Commission file number 1-4171.	IBRF
10.31	Letter Agreement with Paul Norman, dated February 16, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 16, 2018, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.32	2018-2020 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.33	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2018, Commission File number 1-4171.*	IBRF
10.34	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 4-4171.*	IBRF
10.35	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF
10.36	364-Day Credit Agreement dated as of January 29, 2019 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A. Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 4, 2019, Commission file number 1-4171.	IBRF
10.37	2019-2021 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.	IBRF
10.38	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.	IBRF
10.39	Form of Option Terms and Conditions, incorporated by reference to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.	IBRF
10.40	Agreement with Fareed Khan, dated May 2, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, Commission file number 1-4171.	IBRF
10.41	2020-2022 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.	IBRF
10.42	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.	IBRF
10.43	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.	IBRF

21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Amit Banati.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February, 2021.

KELLOGG COMPANY

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2021

/s/ Amit Banati Amit Banati	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2021

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2021

* Stephanie A. Burns	Director	February 22, 2021

* Carter A. Cast	Director	February 22, 2021

* Richard W. Dreiling	Director	February 22, 2021

* Roderick D. Gillum	Director	February 22, 2021

* Zachary Gund	Director	February 22, 2021

* James M. Jenness	Director	February 22, 2021

* Donald R. Knauss	Director	February 22, 2021

* Mary A. Laschinger	Director	February 22, 2021

* Erica L. Mann	Director	February 22, 2021

* La June Montgomery Tabron	Director	February 22, 2021

* J. Michael Schlotman	Director	February 22, 2021

* Carolyn M. Tastad	Director	February 22, 2021

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 22, 2021