Form 10-Q
period 2021-04-03
KELLOGG CO
filed 2021-05-07
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 03, 2021
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
Yes  ☐    No  ☒
Common Stock outstanding as of April 3, 2021 — 340,496,336 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 3, 2021 (unaudited)	January 2, 2021
Current assets
Cash and cash equivalents	$391	$435
Accounts receivable, net	1,660	1,537
Inventories	1,319	1,284
Other current assets	269	226
Total current assets	3,639	3,482
Property, net	3,636	3,713
Operating lease right-of-use assets	641	658
Goodwill	5,768	5,799
Other intangibles, net	2,449	2,491
Investments in unconsolidated entities	397	391
Other assets	1,534	1,462
Total assets	$18,064	$17,996
Current liabilities
Current maturities of long-term debt	$605	$627
Notes payable	428	102
Accounts payable	2,476	2,471
Current operating lease liabilities	120	117
Accrued advertising and promotion	775	776
Other current liabilities	981	1,145
Total current liabilities	5,385	5,238
Long-term debt	6,655	6,746
Operating lease liabilities	502	520
Deferred income taxes	634	562
Pension liability	726	769
Other liabilities	507	525
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	954	972
Retained earnings	8,506	8,326
Treasury stock, at cost	(4,762)	(4,559)
Accumulated other comprehensive income (loss)	(1,665)	(1,732)
Total Kellogg Company equity	3,138	3,112
Noncontrolling interests	517	524
Total equity	3,655	3,636
Total liabilities and equity	$18,064	$17,996
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(unaudited)	April 3, 2021	March 28, 2020
Net sales	$3,584	$3,412
Cost of goods sold	2,418	2,268
Selling, general and administrative expense	694	685
Operating profit	472	459
Interest expense	59	64
Other income (expense), net	69	51
Income before income taxes	482	446
Income taxes	109	94
Earnings (loss) from unconsolidated entities	(2)	(2)
Net income	371	350
Net income attributable to noncontrolling interests	3	3
Net income attributable to Kellogg Company	$368	$347
Per share amounts:
Basic earnings	$1.07	$1.01
Diluted earnings	$1.07	$1.01
Average shares outstanding:
Basic	342	342
Diluted	344	344
Actual shares outstanding at period end	340	343
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended
	April 3, 2021
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$371
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$33	$(34)	(1)
Cash flow hedges:
Unrealized gain (loss)	78	(21)	57
Reclassification to net income	5	(1)	4
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(2)	—	(2)
Other comprehensive income (loss)	$113	$(56)	$57
Comprehensive income			$428
Net Income attributable to noncontrolling interests			3
Other comprehensive income (loss) attributable to noncontrolling interests			(10)
Comprehensive income attributable to Kellogg Company			$435

	Quarter ended
	March 28, 2020
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$350
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(241)	$(20)	(261)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(65)	17	(48)
Reclassification to net income	2	—	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(3)	—	(3)
Other comprehensive income (loss)	$(308)	$(3)	$(311)
Comprehensive income			$39
Net Income attributable to noncontrolling interests			3
Other comprehensive income (loss) attributable to noncontrolling interests			(32)
Comprehensive income attributable to Kellogg Company			$68
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended April 3, 2021
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income				368				368	3	371
Dividends declared ($0.57 per share)				(195)				(195)		(195)
Other comprehensive income							67	67	(10)	57
Stock compensation			20					20		20
Stock options exercised and other			(38)	7	—	37		6		6
Balance, April 3, 2021	421	$105	$954	$8,506	81	$(4,762)	$(1,665)	$3,138	$517	$3,655

	Quarter ended March 28, 2020
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income				347				347	3	350
Dividends declared ($0.57 per share)				(195)				(195)		(195)
Other comprehensive income							(279)	(279)	(32)	(311)
Stock compensation			19					19		19
Stock options exercised and other			(29)	(1)	(1)	65		35		35
Balance, March 28, 2020	421	$105	$911	$8,010	78	$(4,625)	$(1,727)	$2,674	$538	$3,212

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	April 3, 2021	March 28, 2020
Operating activities
Net income	$371	$350
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	112	117
Postretirement benefit plan expense (benefit)	(68)	(39)
Deferred income taxes	17	8
Stock compensation	20	19
Other	13	(11)
Postretirement benefit plan contributions	(2)	(6)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(155)	(194)
Inventories	(50)	1
Accounts payable	118	44
All other current assets and liabilities	(141)	102
Net cash provided by (used in) operating activities	235	391
Investing activities
Additions to properties	(173)	(112)
Issuance of notes receivable	(20)	(18)
Repayments from notes receivable	28	—
Investments in unconsolidated entities	(10)	—
Acquisition of cost method investments	—	(3)
Purchases of available for sale securities	(2)	(65)
Sales of available for sale securities	5	5
Other	(17)	(9)
Net cash provided by (used in) investing activities	(189)	(202)
Financing activities
Net issuances (reductions) of notes payable	326	549
Reductions of long-term debt	(4)	(3)
Net issuances of common stock	18	46
Common stock repurchases	(240)	—
Cash dividends	(195)	(195)
Collateral received on derivative instruments	—	80
Net cash provided by (used in) financing activities	(95)	477
Effect of exchange rate changes on cash and cash equivalents	5	(47)
Increase (decrease) in cash and cash equivalents	(44)	619
Cash and cash equivalents at beginning of period	435	397
Cash and cash equivalents at end of period	$391	$1,016

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$97	$87
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 3, 2021 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2020 Annual Report on Form 10-K.

The condensed balance sheet information at January 2, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended April 3, 2021 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of April 3, 2021, $913 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $665 million of those payment obligations to participating financial institutions. As of January 2, 2021, $909 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $670 million of those payment obligations to participating financial institutions.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of April 3, 2021 and January 2, 2021 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $785 million and $783 million remained outstanding under these arrangements as of April 3, 2021 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $2 million for the quarter ended April 3, 2021 and was $6 million for the quarter ended March 28, 2020. The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $16 million and $55 million remained outstanding under these programs as of April 3, 2021 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
Note 3 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 12 million and 7 million anti-dilutive potential common shares excluded from the calculation for the quarters ended April 3, 2021 and March 28, 2020, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended April 3, 2021 and March 28, 2020.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the quarter ended April 3, 2021, the Company repurchased approximately 4 million shares of common stock for a total of $240 million. During the quarter ended March 28, 2020, the Company did not repurchase any shares of common stock.

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

Reclassifications out of Accumulated other comprehensive income (AOCI) for the quarters ended April 3, 2021 and March 28, 2020, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended April 3, 2021	Quarter ended March 28, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$5	$2	Interest expense
	$5	$2	Total before tax
	(1)	—	Tax expense (benefit)
	$4	$2	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss (b)	$(1)	$(1)	OIE
	$(1)	$(1)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(1)	Net of tax
Total reclassifications	$3	$1	Net of tax
(a) See Derivative instruments and fair value measurements note
(b) See Employee benefits note

Accumulated other comprehensive income (loss), net of tax, as of April 3, 2021 and January 2, 2021 consisted of the following:

(millions)	April 3, 2021	January 2, 2021
Foreign currency translation adjustments	$(1,659)	$(1,668)
Cash flow hedges — unrealized net gain (loss)	4	(57)
Postretirement and postemployment benefits:
Net experience gain (loss)	1	2
Prior service credit (cost)	(12)	(12)
Available-for-sale securities unrealized net gain (loss)	1	3
Total accumulated other comprehensive income (loss)	$(1,665)	$(1,732)
Note 4 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2020 Annual Report on Form 10-K. Components of Company benefit plan (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within Other income (expense) in the Consolidated Statement of Income.

Pension

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Service cost	$9	$9
Interest cost	25	35
Expected return on plan assets	(78)	(85)
Amortization of unrecognized prior service cost	2	2
Recognized net (gain) loss	(9)	14
Total pension (income) expense	$(51)	$(25)
Other nonpension postretirement

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Service cost	$3	$3
Interest cost	5	8
Expected return on plan assets	(23)	(23)
Amortization of unrecognized prior service cost	(2)	(2)
Total postretirement benefit (income) expense	$(17)	$(14)
Postemployment

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Service cost	$1	$1
Recognized net (gain) loss	(1)	(1)
Total postemployment benefit expense	$—	$—

For the quarter ended April 3, 2021, the Company recognized a gain of $9 million, related to the remeasurement of a U.S. pension plan. For the quarter ended March 28, 2020, the Company recognized a loss of $14 million, related to the remeasurement of a U.S. pension plan. The remeasurements were the result of distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurements recognized were due primarily to changes in the discount rate relative to the previous measurements.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 3, 2021	$1	$1	$2
March 28, 2020	$3	$3	$6
Full year:
Fiscal year 2021 (projected)	$6	$19	$25
Fiscal year 2020 (actual)	$8	$24	$32

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 5 Income taxes
The consolidated effective tax rate for the quarters ended April 3, 2021 and March 28, 2020 was 23% and 21%, respectively.

As of April 3, 2021, the Company classified $19 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of April 3, 2021 was $65 million. Of this balance, $56 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $14 million at April 3, 2021.
Note 6 Derivative instruments and fair value measurements
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial instruments and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.
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
Total notional amounts of the Company’s derivative instruments as of April 3, 2021 and January 2, 2021 were as follows:

(millions)	April 3, 2021	January 2, 2021
Foreign currency exchange contracts	$3,278	$2,856
Cross-currency contracts	1,383	1,411
Interest rate contracts	3,035	2,632
Commodity contracts	640	314
Total	$8,336	$7,213
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 3, 2021 and January 2, 2021, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 3, 2021 or January 2, 2021.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 3, 2021 and January 2, 2021:
Derivatives designated as hedging instruments

	April 3, 2021			January 2, 2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$31	$31	$—	$14	$14
Other assets	—	11	11	—	16	16
Interest rate contracts:
Other current assets	—	3	3	—	—	—
Other assets (a)	—	130	130	—	60	60
Total assets	$—	$175	$175	$—	$90	$90
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(2)	$(2)	$—	$(13)	$(13)
Other Liabilities	—	(16)	(16)	—	(21)	(21)
Interest rate contracts:
Other current liabilities	—	(1)	(1)	—	(3)	(3)
Other liabilities (a)	—	(4)	(4)	—	—	—
Total liabilities	$—	$(23)	$(23)	$—	$(37)	$(37)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.2 billion as of April 3, 2021 and $0.8 billion as of January 2, 2021.

Derivatives not designated as hedging instruments

	April 3, 2021			January 2, 2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$41	$41	$—	$48	$48
Other assets	—	3	3	—	—	—
Interest rate contracts:
Other current assets	—	4	4	—	4	4
Other assets	—	3	3	—	13	13
Commodity contracts:
Other current assets	7	—	7	9	—	9
Total assets	$7	$51	$58	$9	$65	$74
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(71)	$(71)	$—	$(73)	$(73)
Other liabilities	—	(6)	(6)	—	(4)	(4)
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	(6)	(6)
Other liabilities	—	(11)	(11)	—	(22)	(22)
Commodity contracts:
Other current liabilities	(8)	—	(8)	(1)	—	(1)
Total liabilities	$(8)	$(94)	$(102)	$(1)	$(105)	$(106)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.7 billion as of April 3, 2021 and $2.8 billion as of January 2, 2021.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of April 3, 2021 and January 2, 2021.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		April 3, 2021	January 2, 2021	April 3, 2021	January 2, 2021
Interest rate contracts	Long-term debt	$2,956	$2,568	$20	$25
(a) The hedged long-term debt includes $15 million and $16 million of hedging adjustment on discontinued hedging relationships as of April 3, 2021 and January 2, 2021, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of April 3, 2021 and January 2, 2021 would be adjusted as detailed in the following table:

As of April 3, 2021:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$233	$(94)	$3	$142
Total liability derivatives	$(125)	$94	$31	$—

As of January 2, 2021:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$164	$(116)	$—	$48
Total liability derivatives	$(143)	$116	$5	$(22)
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended April 3, 2021 and March 28, 2020 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Foreign currency denominated long-term debt	$103	$9	$—	$—
Cross-currency contracts	27	66	5	9	Interest expense
Total	$130	$75	$5	$9
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 3, 2021	March 28, 2020
Foreign currency exchange contracts	COGS	$(17)	$51
Foreign currency exchange contracts	Other income (expense), net	(1)	9
Foreign currency exchange contracts	SG&A	4	4
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	12	(24)
Total		$(1)	$40

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended April 3, 2021 and March 28, 2020:

	April 3, 2021	March 28, 2020
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$59	$64
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	6	(1)
Derivatives designated as hedging instruments	(7)	2

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(5)	(2)

During the next 12 months, the Company expects $16 million of net deferred losses reported in AOCI at April 3, 2021 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 3, 2021 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of April 3, 2021 triggered by credit-risk-related contingent features.

Other fair value measurements

	April 3, 2021			January 2, 2021
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$58	$1	$59	$62	$3	$65
During the quarter ended April 3, 2021, the Company sold approximately $5 million of investments in level 2 corporate bonds. The resulting gain from the sale of these investments was less than $1 million dollars and was recorded in Other income and (expense).

The market values of the Company's investments in level 2 corporate bonds were based on matrices or models from pricing vendors. Unrealized gains and losses were included in the Consolidated Statement of Comprehensive Income. Additionally, these investments were recorded within Other current assets and Other assets on the Consolidated Balance Sheet, based on the maturity of the individual security. The maturity dates of the securities range from 2022 to 2036.

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

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.3 billion and $6.7 billion, respectively, as of April 3, 2021. The fair value and carrying value of the Company's long-term debt were $7.7 billion and $6.7 billion, respectively, as of January 2, 2021.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $109 million, net of collateral already received from those counterparties, as of April 3, 2021.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of April 3, 2021, the Company posted $34 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 24% of consolidated trade receivables at April 3, 2021.
Note 7 Reportable segments
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Net sales
North America	$2,130	$2,097
Europe	578	526
Latin America	236	227
AMEA	640	562
Consolidated	$3,584	$3,412
Operating profit
North America	$379	$366
Europe	80	69
Latin America	27	22
AMEA	63	46
Total Reportable Segments	549	503
Corporate	(77)	(44)
Consolidated	$472	$459

Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Snacks	$1,647	$1,554
Cereal	1,374	1,325
Frozen	297	294
Noodles and other	266	239
Consolidated	$3,584	$3,412

Note 8 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	April 3, 2021 (unaudited)	January 2, 2021
Trade receivables	$1,413	$1,272
Allowance for credit losses	(22)	(19)
Refundable income taxes	19	66
Other receivables	250	218
Accounts receivable, net	$1,660	$1,537
Raw materials and supplies	$339	$338
Finished goods and materials in process	980	946
Inventories	$1,319	$1,284
Intangible assets not subject to amortization	$2,015	$2,068
Intangible assets subject to amortization, net	434	423
Other intangibles, net	$2,449	$2,491

Note 9 Contingencies
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at April 3, 2021. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

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

For more than 115 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellogg products are manufactured and marketed globally.

COVID-19 Response
As over a year has passed since the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic in March 2020, our key objectives continue to be 1) protecting the health and safety of our employees, 2) safely producing and delivering our foods to customers and consumers, and 3) supporting the communities in which we operate. Our efforts have been led by the Company’s Executive Committee, a committee composed of senior leaders, and our global Crisis Management Process. As part of that process, we have worked closely with medical, regulatory and other experts as we deliver on our objectives.

Employee health and safety
The health and safety of our employees is our top priority. From the outset of the pandemic, the Company has designed and implemented a number of actions across the business including restricting travel and visitors to its facilities, prohibiting external group meetings and establishing quarantine procedures for any potentially exposed employees. At this time, most of our office employees continue to work remotely to minimize the exposure of our employees to COVID-19. For those who are not able to work remotely, the Company implemented new protocols at all of our facilities to protect our employees, including temperature checks, social distancing, response plans, face coverings, contact tracing, enhanced sanitation procedures, and additional personal protection equipment

Maintain our ability to produce and deliver essential food supply
In addition to our efforts to keep our people safe, the Company has taken several actions to ensure that we maintain our ability to operate effectively during this pandemic, providing our foods to our customers and consumers. While to date we have experienced limited disruption in the operation of our facilities, we continue to take the appropriate actions to ensure the continuity of our business. We are working proactively with our suppliers to maintain our supply of raw materials and packaging during this time of increased demand for our products. We have secured access to contracted labor forces. We have made incremental investments in our workforce, additional warehouse capacity and increased access to transportation so that our products are delivered in a timely manner to our customers. In conjunction with our management of production capacity, we have simplified our operations (as well as our customers' operations) by prioritizing our offerings to increase the supply of our most demanded products, as well as delayed certain innovation launches and commercial activities. At the same time, the Company reinforced food safety practices across our manufacturing network.

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

Monitoring future impacts
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The Company continues to actively monitor the pandemic including, infection and hospitalization rates, vaccination efforts, and related governmental actions such as expanded or reduced stay-at home orders and social distancing guidelines. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Beginning in March 2020, the Company experienced a significant increase in demand for our retail products as consumers stocked up on food for at-home consumption in those markets. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of employee safety and maintaining food supply, and potential disruptions for certain emerging market countries. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests for the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

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

Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), currency-neutral adjusted gross profit, currency neutral adjusted gross margin, adjusted effective tax rate, net debt, and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

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

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including U.S. Tax reform. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market expense of $9 million for the quarter ended April 3, 2021. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $9 million for the quarter ended April 3, 2021. Additionally, we recorded a pre-tax mark-to-market benefit of $12 million for the quarter ended March 28, 2020. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $14 million for the quarter ended March 28, 2020.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $7 million for the quarter ended April 3, 2021. We also recorded pre-tax charges of $6 million for the quarter ended March 28, 2020.

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

Financial results
For the quarter ended April 3, 2021, our reported net sales increased 5.1% versus the prior year as elevated demand for packaged foods consumed at home more than offset continuing weakness in away-from-home channels and on-the-go occasions. Organic net sales increased 4.2% from the prior year after excluding the impact of foreign currency.

First quarter reported operating profit increased 2.7% versus the year-ago quarter due primarily to net sales growth partially offset by increased advertising and promotion expense and unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased 11.5%, after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency translation.

Reported diluted EPS of $1.07 for the quarter increased 6% compared to the prior year quarter of $1.01 due primarily to higher operating profit partially offset by a higher tax rate. Currency-neutral adjusted diluted EPS of $1.07 for the quarter increased 8% compared to prior year quarter of $0.99, after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency translation.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 3, 2021	March 28, 2020
Reported net income	$368	$347
Mark-to-market (pre-tax)	(9)	12
Business and portfolio realignment (pre-tax)	(7)	(6)
Income tax impact applicable to adjustments, net*	4	—
Adjusted net income	$380	$341
Foreign currency impact	11	—
Currency-neutral adjusted net income	$369	$341
Reported diluted EPS	$1.07	$1.01
Mark-to-market (pre-tax)	(0.03)	0.04
Business and portfolio realignment (pre-tax)	(0.02)	(0.02)
Income tax impact applicable to adjustments, net*	0.01	—
Adjusted diluted EPS	$1.11	$0.99
Foreign currency impact	0.04	—
Currency-neutral adjusted diluted EPS	$1.07	$0.99
Currency-neutral adjusted diluted EPS growth	8.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2021 versus 2020:

Quarter ended April 3, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,130	$578	$236	$640	$—	$3,584
Foreign currency impact on total business (inc)/dec	9	37	(13)	(3)	—	29
Organic net sales	$2,121	$542	$249	$643	$—	$3,555

Quarter ended March 28, 2020
(millions)
Reported net sales	$2,097	$526	$226	$562	$—	$3,412

% change - 2021 vs. 2020:
Reported growth	1.5%	9.9%	4.2%	13.9%	—%	5.1%
Foreign currency impact on total business (inc)/dec	0.4%	7.0%	(5.9)%	(0.6)%	—%	0.9%
Organic growth	1.1%	2.9%	10.1%	14.5%	—%	4.2%
Volume (tonnage)	(1.9)%	0.2%	4.6%	(1.7)%	—%	(0.9)%
Pricing/mix	3.0%	2.7%	5.5%	16.2%	—%	5.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended April 3, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$379	$80	$27	$63	$(77)	$472
Mark-to-market	—	—	—	—	(18)	(18)
Business and portfolio realignment	(3)	—	(4)	—	(1)	(7)
Adjusted operating profit	$381	$80	$31	$63	$(58)	$497
Foreign currency impact	1	4	(1)	3	—	8
Currency-neutral adjusted operating profit	$380	$76	$32	$60	$(58)	$489

Quarter ended March 28, 2020
(millions)
Reported operating profit	$366	$69	$22	$46	$(44)	$459
Mark-to-market	—	—	—	—	26	26
Business and portfolio realignment	1	(1)	—	(2)	(3)	(6)
Adjusted operating profit	$366	$70	$22	$48	$(67)	$439

% change - 2021 vs. 2020:
Reported growth	3.5%	15.6%	23.2%	37.4%	(75.8)%	2.7%
Mark-to-market	—%	—%	—%	—%	(91.8)%	(10.4)%
Business and portfolio realignment	(0.8)%	1.7%	(16.7)%	6.6%	2.1%	(0.2)%
Adjusted growth	4.3%	13.9%	39.9%	30.8%	13.9%	13.3%
Foreign currency impact	0.3%	6.3%	(3.6)%	5.7%	0.3%	1.8%
Currency-neutral adjusted growth	4.0%	7.6%	43.5%	25.1%	13.6%	11.5%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the first quarter increased 1.5% versus the prior year as elevated demand for packaged foods consumed at home and favorable timing of shipments more than offset continuing weakness in away-from-home channels and on-the-go occasions. Organic net sales increased 1.1% after excluding the impact of foreign currency.

Net sales % change - first quarter 2021 vs. 2020:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	3.8%	0.3%	3.5%
Cereal	(1.9)%	0.6%	(2.5)%
Frozen	0.6%	0.3%	0.3%

North America snacks net sales increased 3.8% due primarily to elevated at-home consumption and the performance of key brands despite continued weakness in away-from-home channels. In salty snacks, Pringles growth outpaced the category, posting double-digit consumption growth during the quarter benefiting from innovation and effective brand building. In crackers, Cheez-it grew share during the quarter aided by innovation. In portable wholesome snacks we continued to gain share led by Rice Krispies Treats.

North America cereal net sales decreased 1.9% during the quarter, as pandemic-related consumption growth slowed from the prior year due to lapping a strong first quarter in 2020.

North America frozen foods net sales increased 0.6% during the quarter due share and consumption growth of Morningstar Farms as a result of elevated demand for plant-based foods and successful innovation. In frozen breakfast, consumption of our Eggo brand declined due to lapping a strong first quarter in 2020.

North America operating profit increased 3.5% due primarily to higher net sales partially offset by higher brand building expense versus the prior year. Currency-neutral adjusted operating profit increased 4.0%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 10% due to favorable foreign currency translation as well as growth in both cereal and snacks as a result of continued stay-at-home mandates within the region, primarily continental Europe. Organic net sales increased 2.9% after excluding the impact of foreign currency.

Cereal net sales growth for the quarter was driven largely by foreign currency translation offset by declines due to lapping a strong first quarter 2020.

Snacks net sales growth was led by Pringles consumption growth and share gains during the quarter, benefiting from gaming related commercial activations and innovation.

Reported operating profit increased 15.6% due primarily to higher net sales and favorable foreign currency translation. Currency-neutral adjusted operating profit increased 7.6% after excluding the impact of foreign currency, and business and portfolio realignment.

Latin America
Reported net sales increased 4.2% due primarily to growth in cereal net sales partially offset by unfavorable foreign currency translation. Organic net sales increased 10%, after excluding the impact of foreign currency.

Cereal net sales growth for the quarter was led by consumption and share growth in Mexico, most notably Corn Flakes and Choco Krispis.

In snacks, Pringles grew consumption and share across most of the region, including Mexico and Brazil.

Reported operating profit increased 23% due to primarily to higher net sales and resulting operating leverage partially offset by higher portfolio realignment costs. Currency-neutral adjusted operating profit increased 43% after excluding the impact of business and portfolio realignment costs and foreign currency.

AMEA
Reported net sales increased 14% due to broad-based growth across the region and categories resulting from favorable price/mix, partially offset by unfavorable foreign currency. Organic net sales increased 14.5% after excluding the impact of foreign currency.

Cereal net sales growth was driven by elevated demand in developed markets including Japan, South Korea, and Australia.

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Noodles and other net sales increased lead by strong growth from Multipro as well as our Kellogg's branded noodles business.

Reported operating profit increased 37% due primarily to operating leverage from higher net sales and the lapping of prior year business and portfolio realignment charges. Currency-neutral adjusted operating profit increased 25%, after excluding the impact of business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit decreased $33 million versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $9 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended April 3, 2021 and March 28, 2020 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	April 3, 2021		March 28, 2020		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,166	32.5%	$1,144	33.5%	(1.0)
Mark-to-market	(24)	(0.7)%	22	0.6%	(1.3)
Business and portfolio realignment	(1)	—%	—	—%	—
Foreign currency impact	15	0.1%	—	—%	0.1
Currency-neutral adjusted	$1,175	33.1%	$1,122	32.9%	0.2
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was 100 basis points lower due primarily to unfavorable year-over-year mark-to-market impacts. Currency-neutral adjusted gross margin increased 20 basis points compared to the first quarter of 2020 after eliminating the impact of mark-to-market and foreign currency.

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

Interest expense
For the quarters ended April 3, 2021 and March 28, 2020, interest expense was $59 million and $64 million, respectively. The decrease from the prior year is due primarily to lower average outstanding debt compared to the prior year quarter as a result of the debt redemptions in December 2020.

Income Taxes
Our reported effective tax rate for the quarters ended April 3, 2021 and March 28, 2020 was 23% and 21%, respectively.
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

	Quarter ended
Consolidated results (dollars in millions)	April 3, 2021	March 28, 2020
Reported income taxes	$109	$94
Mark-to-market	(2)	3
Business and portfolio realignment	(1)	(3)
Adjusted income taxes	$113	$94
Reported effective income tax rate	22.7%	21.1%
Mark-to-market	(0.1)%	0.2%
Business and portfolio realignment	0.1%	(0.4)%
Adjusted effective income tax rate	22.7%	21.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.6-$1.7 billion and capital expenditures of approximately $500 million in 2021. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2023 and $1.0 billion effective through January 2022, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.7 billion and $1.3 billion as of April 3, 2021 and March 28, 2020, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	April 3, 2021	January 2, 2021
Notes payable	$428	$102
Current maturities of long-term debt	605	627
Long-term debt	6,655	6,746
Total debt liabilities	$7,688	$7,475
Less:
Cash and cash equivalents	(391)	(435)
Net debt	$7,297	$7,040

The increase in net debt from the prior year-end is primarily due to higher outstanding notes payable due primarily to the repurchase of $240 million of our common stock during the quarter.

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Net cash provided by (used in):
Operating activities	$235	$391
Investing activities	(189)	(202)
Financing activities	(95)	477
Effect of exchange rates on cash and cash equivalents	5	(47)
Net increase (decrease) in cash and cash equivalents	$(44)	$619

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the quarter ended April 3, 2021, totaled $235 million compared to $391 million in the prior year period. The decrease is due primarily to changes in incentive compensation and other accruals during the quarter as well as the timing of interest payments on long-term debt.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 12 days and negative 7 days for the 12 month periods ended April 3, 2021 and March 28, 2020, respectively. The improvement from the prior year is due primarily to improvement in the number of days of trade payables outstanding which results from an increase in capital spending in accounts payable and other working capital initiatives.
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

	Quarter ended
(millions)	April 3, 2021	March 28, 2020
Net cash provided by operating activities	$235	$391
Additions to properties	(173)	(112)
Cash flow	$62	$279
Our non-GAAP measure for cash flow declined to $62 million in the quarter ended April 3, 2021, from $279 million in the prior year period due primarily to higher capital expenditures, and changes in incentive compensation and other accruals during the quarter.

Investing activities
Our net cash used in investing activities totaled $189 million for the quarter ended April 3, 2021 compared to $202 million in the comparable prior year period. The impact of cash outflow from the purchase of securities in the prior year quarter was mostly offset by higher capital expenditures during the current quarter.

Financing activities
Our net cash used in financing activities for the quarter ended April 3, 2021 totaled $95 million compared to cash provided of $477 million during the comparable prior year period. The year-over-year variance was driven by lower cash inflows from the issuance of notes payable and the repurchase of $240 million of our common stock during the current year.

In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. The authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the quarter ended April 3, 2021, were 4 million shares for $240 million. The Company did not purchase shares in the quarter ended March 28, 2020.

We paid cash dividends of $195 million in the quarter ended April 3, 2021, compared to $195 million during the comparable prior year period. In April 2021, the board of directors declared a dividend of $.58 per common share, an increase from $.57 per common share, payable on June 15, 2021 to shareholders of record at the close of business on June 1, 2021.

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

The Five-Year and 364 Day Credit Agreements, which had no outstanding borrowings as April 3, 2021, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of April 3, 2021.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $785 million and $783 million remained outstanding under this arrangement as of April 3, 2021 and January 2, 2021, respectively.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate, however, we do not expect supplier payment term modifications to have a material impact on our cash flows during 2021.

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

Future outlook
Kellogg Company raised its full-year financial guidance on the strength of its first quarter results. Specifically, the Company's revised guidance for the full year is:

•Organic net sales growth is now expected to finish 2021 approximately flat, year on year, up from previous guidance of a decline of approximately (1)%.

•Currency-neutral adjusted operating profit growth is now projected to decline approximately (1)-(2)% year on year, an improvement from previous guidance of a decline of approximately (2)%.

•Currency-neutral adjusted earnings per share for the full year is now estimated to increase by approximately +1-2% year on year, an improvement from previous guidance +1%.

•Net cash provided by operating activities is now expected to finish 2021 at approximately $1.6 - $1.7 billion, above the previous guidance range of $1.6 billion, with capital expenditure of approximately $0.5 billion. As a result, cash flow is now expected to finish 2021 at $1.1 - $1.2 billion, an increase from the previous guidance of approximately $1.1 billion.

Excluded from this guidance are any significant supply chain or other prolonged market disruptions related to the pandemic or global economy.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2021:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Income tax impact applicable to adjustments, net**			~$0.03
Currency-neutral adjusted guidance*		~(1)-(2)%	~1-2%
Organic guidance*	~Flat
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2021
Net cash provided by (used in) operating activities	$1.6-$1.7
Additions to properties	~($0.5)
Cash Flow	$1.1-$1.2

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

Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the expected benefits and costs of the divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts, and ice-cream cones businesses of the Company, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. Refer to Note 6 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
Refer to disclosures contained within Item 7A of our 2020 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 3, 2021.

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

During the quarter ended April 3, 2021, we entered into interest rate contracts with notional amounts totaling approximately $450 million. The interest rate contracts are designated as fair value hedges of certain U.S. Dollar debt. We have interest rate contracts with notional amounts totaling $3.0 billion representing a net settlement receivable of $118 million as of April 3, 2021. We had interest rate contracts with notional amounts totaling $2.6 billion representing a net settlement receivable of $46 million as of January 2, 2021.

We have cross currency swaps with notional amounts totaling $1.4 billion outstanding as of April 3, 2021 representing a net settlement receivable of $24 million. The total notional amount of cross currency swaps outstanding as of January 2, 2021 was $1.4 billion representing a net settlement obligation of $4 million.
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
As of April 3, 2021, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 2, 2021. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended April 3, 2021.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/3/2021 - 1/30/2021	—	$—	—	$1,500
Month #2:
1/31/2021 - 2/27/2021	4.1	$58.96	240.0	$1,260
Month #3:
2/28/2021 - 4/3/2021	—	$—	—	$1,260
Total	4.1	$—	240.0

Item 6. Exhibits
(a)Exhibits:

4.1	364-Day Credit Agreement dated as of January 26, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 29, 2021, Commission file number 1-4171.*
4.2	Amendment No. 1 to Five-Year Credit Agreement dated as of January 30, 2018 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as Documentation Agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 29, 2021, Commission file number 1-4171.*
10.1	2021-2023 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 23, 2021, Commission file number 1-4171.*
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 23, 2021, Commission file number 1-4171.*
10.3	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed February 23, 2021, Commission file number 1-4171.*
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: May 7, 2021

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
4.1	364-Day Credit Agreement dated as of January 26, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 29, 2021, Commission file number 1-4171.*	IBRF
4.2	Amendment No. 1 to Five-Year Credit Agreement dated as of January 30, 2018 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Bank, National Association, as Documentation Agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 29, 2021, Commission file number 1-4171.*	IBRF
10.1	2021-2023 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 23, 2021, Commission file number 1-4171.*	IBRF
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 23, 2021, Commission file number 1-4171.*	IBRF
10.3	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed February 23, 2021, Commission file number 1-4171.*	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E
* A management contract or compensatory plan required to be filed with this Report.