Form 10-Q
period 2021-07-03
KELLOGG CO
filed 2021-08-06
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 03, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-4171
KELLOGG COMPANY

State of Incorporation—	Delaware	IRS Employer Identification No.	38-0710690
One Kellogg Square, P.O. Box 3599, Battle Creek, MI 49016-3599
Registrant’s telephone number: 269-961-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.25 par value per share	K	New York Stock Exchange
0.800% Senior Notes due 2022	K 22A	New York Stock Exchange
1.000% Senior Notes due 2024	K 24	New York Stock Exchange
1.250% Senior Notes due 2025	K 25	New York Stock Exchange
0.500% Senior Notes due 2029	K 29	New York Stock Exchange
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
Yes  ☐    No  ☒
Common Stock outstanding as of July 3, 2021 — 340,878,954 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 3, 2021 (unaudited)	January 2, 2021
Current assets
Cash and cash equivalents	$395	$435
Accounts receivable, net	1,659	1,537
Inventories	1,365	1,284
Other current assets	328	226
Total current assets	3,747	3,482
Property, net	3,666	3,713
Operating lease right-of-use assets	661	658
Goodwill	5,783	5,799
Other intangibles, net	2,454	2,491
Investments in unconsolidated entities	394	391
Other assets	1,508	1,462
Total assets	$18,213	$17,996
Current liabilities
Current maturities of long-term debt	$17	$627
Notes payable	551	102
Accounts payable	2,491	2,471
Current operating lease liabilities	127	117
Accrued advertising and promotion	802	776
Other current liabilities	958	1,145
Total current liabilities	4,946	5,238
Long-term debt	7,029	6,746
Operating lease liabilities	517	520
Deferred income taxes	647	562
Pension liability	688	769
Other liabilities	506	525
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	973	972
Retained earnings	8,688	8,326
Treasury stock, at cost	(4,741)	(4,559)
Accumulated other comprehensive income (loss)	(1,663)	(1,732)
Total Kellogg Company equity	3,362	3,112
Noncontrolling interests	518	524
Total equity	3,880	3,636
Total liabilities and equity	$18,213	$17,996
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(unaudited)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$3,555	$3,465	$7,139	$6,877
Cost of goods sold	2,331	2,268	4,749	4,536
Selling, general and administrative expense	720	691	1,414	1,375
Operating profit	504	506	976	966
Interest expense	58	69	117	133
Other income (expense), net	86	30	155	79
Income before income taxes	532	467	1,014	912
Income taxes	144	109	253	203
Earnings (loss) from unconsolidated entities	(3)	(4)	(5)	(5)
Net income	385	354	756	704
Net income attributable to noncontrolling interests	5	3	8	6
Net income attributable to Kellogg Company	$380	$351	$748	$698
Per share amounts:
Basic earnings	$1.12	$1.02	$2.19	$2.04
Diluted earnings	$1.11	$1.02	$2.18	$2.02
Average shares outstanding:
Basic	341	343	341	342
Diluted	343	345	343	345
Actual shares outstanding at period end			341	343
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended			Year-to-date period ended
	July 3, 2021			July 3, 2021
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$385			$756
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$8	$11	19	$41	$(23)	18
Cash flow hedges:
Unrealized gain (loss)	(39)	11	(28)	39	(10)	29
Reclassification to net income	10	(3)	7	15	(4)	11
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	1	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	1	—	1	(1)	—	(1)
Other comprehensive income (loss)	$(21)	$20	$(1)	$92	$(36)	$56
Comprehensive income			$384			$812
Net Income attributable to noncontrolling interests			5			8
Other comprehensive income (loss) attributable to noncontrolling interests			(3)			(13)
Comprehensive income attributable to Kellogg Company			$382			$817

	Quarter ended			Year-to-date period ended
	June 27, 2020			June 27, 2020
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$354			$704
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(20)	$10	(10)	$(261)	$(10)	(271)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	12	(3)	9	(53)	14	(39)
Reclassification to net income	5	(2)	3	7	(2)	5
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	1	—	(2)	1	(1)
Prior service cost	(1)	—	(1)	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	5	—	5	2	—	2
Other comprehensive income (loss)	$—	$6	$6	$(308)	$3	$(305)
Comprehensive income			$360			$399
Net Income attributable to noncontrolling interests			3			6
Other comprehensive income (loss) attributable to noncontrolling interests			(4)			(36)
Comprehensive income attributable to Kellogg Company			$361			$429
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended July 3, 2021
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, April 3, 2021	421	$105	$954	$8,506	81	$(4,762)	$(1,665)	$3,138	$517	$3,655
Net income				380				380	5	385
Dividends declared ($0.58 per share)				(197)				(197)		(197)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							2	2	(3)	(1)
Stock compensation			19					19		19
Stock options exercised and other			—	(1)	(1)	21		20		20
Balance, July 3, 2021	421	$105	$973	$8,688	80	$(4,741)	$(1,663)	$3,362	$518	$3,880

	Year-to-date period ended July 3, 2021
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income				748				748	8	756
Dividends declared ($1.15 per share)				(392)				(392)		(392)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							69	69	(13)	56
Stock compensation			39					39		39
Stock options exercised and other			(38)	6	(1)	58		26		26
Balance, July 3, 2021	421	$105	$973	$8,688	80	$(4,741)	$(1,663)	$3,362	$518	$3,880

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
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	July 3, 2021	June 27, 2020
Operating activities
Net income	$756	$704
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	232	234
Postretirement benefit plan expense (benefit)	(137)	(58)
Deferred income taxes	50	23
Stock compensation	39	37
Other	3	(17)
Postretirement benefit plan contributions	(10)	(12)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(138)	(165)
Inventories	(89)	(33)
Accounts payable	139	105
All other current assets and liabilities	(158)	153
Net cash provided by (used in) operating activities	687	971
Investing activities
Additions to properties	(301)	(218)
Issuance of notes receivable	(29)	(19)
Repayments from notes receivable	28	—
Purchase of marketable securities	—	(200)
Investments in unconsolidated entities	(10)	—
Acquisition of cost method investments	(1)	(4)
Purchases of available for sale securities	(5)	(70)
Sales of available for sale securities	6	7
Other	(18)	(11)
Net cash provided by (used in) investing activities	(330)	(515)
Financing activities
Net issuances (reductions) of notes payable	450	13
Issuances of long-term debt	361	554
Reductions of long-term debt	(616)	(40)
Net issuances of common stock	38	60
Common stock repurchases	(240)	—
Cash dividends	(392)	(390)
Collateral received on derivative instruments	—	38
Other	(2)	(1)
Net cash provided by (used in) financing activities	(401)	234
Effect of exchange rate changes on cash and cash equivalents	4	(40)
Increase (decrease) in cash and cash equivalents	(40)	650
Cash and cash equivalents at beginning of period	435	397
Cash and cash equivalents at end of period	$395	$1,047

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$79	$78
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended July 3, 2021 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at January 2, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended July 3, 2021 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of July 3, 2021, $937 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $672 million of those payment obligations to participating financial institutions. As of January 2, 2021, $909 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $670 million of those payment obligations to participating financial institutions.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of July 3, 2021 and January 2, 2021 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $793 million and $783 million remained outstanding under these arrangements as of July 3, 2021 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $2 million and $4 million for the quarter and year-to-date periods ended July 3, 2021, respectively and was $3 million and $8 million for the quarter and year-to-date periods ended June 27, 2020, respectively. The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $33 million and $55 million remained outstanding under these programs as of July 3, 2021 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
Note 3 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 7 million and 11 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended July 3, 2021. There were 8 million and 7 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended June 27, 2020. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended July 3, 2021 and June 27, 2020.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the quarter ended July 3, 2021, the Company did not repurchase any shares of common stock. During the year-to-date period ended July 3, 2021, the Company repurchased approximately 4 million shares of common stock for a total of $240 million. During the quarter and year-to-date periods ended June 27, 2020, the Company did not repurchase any shares of common stock.

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

Reclassifications out of Accumulated other comprehensive income (AOCI) for the quarter and year-to-date periods ended July 3, 2021 and June 27, 2020, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 3, 2021	Year-to-date period ended July 3, 2021
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$10	$15	Interest expense
	$10	$15	Total before tax
	(3)	(4)	Tax expense (benefit)
	$7	$11	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss (b)	$(1)	$(2)	OIE
	$(1)	$(2)	Total before tax
	1	1	Tax expense (benefit)
	$—	$(1)	Net of tax
Total reclassifications	$7	$10	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 27, 2020	Year-to-date period ended June 27, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$5	$7	Interest expense
	$5	$7	Total before tax
	(2)	(2)	Tax expense (benefit)
	$3	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss (b)	$(1)	$(2)	OIE
Prior service cost (b)	(1)	(1)	OIE
	$(2)	$(3)	Total before tax
	1	1	Tax expense (benefit)
	$(1)	$(2)	Net of tax
Total reclassifications	$2	$3	Net of tax
(a) See Derivative instruments and fair value measurements note
(b) See Employee benefits note

Accumulated other comprehensive income (loss), net of tax, as of July 3, 2021 and January 2, 2021 consisted of the following:

(millions)	July 3, 2021	January 2, 2021
Foreign currency translation adjustments	$(1,637)	$(1,668)
Cash flow hedges — unrealized net gain (loss)	(17)	(57)
Postretirement and postemployment benefits:
Net experience gain (loss)	1	2
Prior service credit (cost)	(12)	(12)
Available-for-sale securities unrealized net gain (loss)	2	3
Total accumulated other comprehensive income (loss)	$(1,663)	$(1,732)
Note 4 Notes payable and long-term debt

The following table presents the components of notes payable at July 3, 2021 and January 2, 2021:

	July 3, 2021		January 2, 2021
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$425	0.15%	$25	0.20%
Bank borrowings	126		77
Total	$551		$102

In May of 2021, the Company issued €300 million of eight-year 0.50% Euro Notes due 2029, resulting in net proceeds of €298 million after discount and underwriting commissions. The 2029 Euro Notes were issued as a sustainability bond, and thus an amount equal to the net proceeds will be used to finance or refinance, in whole or in part, one or more eligible environmental or social projects described in the Company's Sustainability Bond Framework. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

Additionally, in May of 2021, the Company repaid the €500 million, seven-year 1.75% Euro Notes due 2021, upon maturity.

In May of 2020, the Company issued $500 million of ten-year 2.10% Notes due 2030, resulting in net proceeds after discount and underwriting commissions of $496 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of a portion of the $600 million 4.00% Notes when they matured on December 15, 2020, and repayment of a portion of commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.
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

Pension

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$9	$9	$18	$18
Interest cost	25	33	50	68
Expected return on plan assets	(77)	(85)	(155)	(170)
Amortization of unrecognized prior service cost	2	2	4	4
Recognized net (gain) loss	(11)	43	(20)	57
Net periodic benefit cost	$(52)	$2	$(103)	$(23)
Curtailment (gain) loss	—	(7)	—	(7)
Total pension (income) expense	$(52)	$(5)	$(103)	$(30)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$3	$4	$6	$7
Interest cost	5	8	10	16
Expected return on plan assets	(23)	(23)	(46)	(46)
Amortization of unrecognized prior service cost	(2)	(3)	(4)	(5)
Total postretirement benefit (income) expense	$(17)	$(14)	$(34)	$(28)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$1	$1	$2	$2
Recognized net (gain) loss	(1)	(1)	(2)	(2)
Total postemployment benefit expense	$—	$—	$—	$—

For the quarter and year-to-date periods ended July 3, 2021, the Company recognized a gain of $11 million and a gain of $20 million, respectively, related to the remeasurement of certain U.S. pension plans. For the quarter and year-to-date periods ended June 27, 2020, the Company recognized a gain of $6 million and a loss of $8 million, respectively, related to the remeasurement of a U.S. pension plan. These remeasurements were each the result of distributions that exceeded or are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurements recognized were due primarily to changes in the discount rate relative to the previous measurements. For the current quarter remeasurement, the gain was driven by an increase in the discount rate from the prior year-end, partially offset by lower than expected asset returns.

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

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
July 3, 2021	$1	$7	$8
June 27, 2020	$—	$6	$6
Year-to-date period ended:
July 3, 2021	$2	$8	$10
June 27, 2020	$3	$9	$12
Full year:
Fiscal year 2021 (projected)	$6	$19	$25
Fiscal year 2020 (actual)	$8	$24	$32

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
Note 6 Income taxes
The consolidated effective tax rate for the quarters ended July 3, 2021 and June 27, 2020 was 27% and 23%, respectively. The consolidated effective tax rate for the year-do-date periods ended July 3, 2021 and June 27, 2020 was 25% and 22%, respectively. The effective tax rate for the quarter and year-to-date periods ended July 3, 2021, were unfavorably impacted by tax legislation in the United Kingdom (UK). During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate.

As of July 3, 2021, the Company classified $15 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of July 3, 2021 was $62 million. Of this balance, $53 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $14 million at July 3, 2021.
Note 7 Derivative instruments and fair value measurements
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial instruments and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.
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
Total notional amounts of the Company’s derivative instruments as of July 3, 2021 and January 2, 2021 were as follows:

(millions)	July 3, 2021	January 2, 2021
Foreign currency exchange contracts	$3,104	$2,856
Cross-currency contracts	1,390	1,411
Interest rate contracts	2,799	2,632
Commodity contracts	717	314
Total	$8,010	$7,213
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at July 3, 2021 and January 2, 2021, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 3, 2021 or January 2, 2021.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 3, 2021 and January 2, 2021:
Derivatives designated as hedging instruments

	July 3, 2021			January 2, 2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$30	$30	$—	$14	$14
Other assets	—	10	10	—	16	16
Interest rate contracts(a):
Other current assets	—	47	47	—	—	—
Other assets	—	50	50	—	60	60
Total assets	$—	$137	$137	$—	$90	$90
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$—	$—	$—	$(13)	$(13)
Other Liabilities	—	(18)	(18)	—	(21)	(21)
Interest rate contracts:
Other current liabilities	—	—	—	—	(3)	(3)
Other liabilities	—	(1)	(1)	—	—	—
Total liabilities	$—	$(19)	$(19)	$—	$(37)	$(37)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.3 billion as of July 3, 2021 and $0.8 billion as of January 2, 2021.
Derivatives not designated as hedging instruments

	July 3, 2021			January 2, 2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$30	$30	$—	$48	$48
Other assets	—	2	2	—	—	—
Interest rate contracts:
Other current assets	—	4	4	—	4	4
Other assets	—	4	4	—	13	13
Commodity contracts:
Other current assets	24	—	24	9	—	9
Total assets	$24	$40	$64	$9	$65	$74
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(70)	$(70)	$—	$(73)	$(73)
Other liabilities	—	(3)	(3)	—	(4)	(4)
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	(6)	(6)
Other liabilities	—	(13)	(13)	—	(22)	(22)
Commodity contracts:
Other current liabilities	(11)	—	(11)	(1)	—	(1)
Total liabilities	$(11)	$(92)	$(103)	$(1)	$(105)	$(106)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.5 billion as of July 3, 2021 and $2.8 billion as of January 2, 2021.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of July 3, 2021 and January 2, 2021.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		July 3, 2021	January 2, 2021	July 3, 2021	January 2, 2021
Interest rate contracts	Long-term debt	$2,975	$2,568	$26	$25
(a) The hedged long-term debt includes $15 million and $16 million of hedging adjustment on discontinued hedging relationships as of July 3, 2021 and January 2, 2021, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of July 3, 2021 and January 2, 2021 would be adjusted as detailed in the following table:

As of July 3, 2021:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$201	$(90)	$5	$116
Total liability derivatives	$(122)	$90	$32	$—

As of January 2, 2021:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$164	$(116)	$—	$48
Total liability derivatives	$(143)	$116	$5	$(22)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended July 3, 2021 and June 27, 2020 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign currency denominated long-term debt	$(32)	$(18)	$—	$—
Cross-currency contracts	(10)	(4)	5	9	Interest expense
Total	$(42)	$(22)	$5	$9
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 3, 2021	June 27, 2020
Foreign currency exchange contracts	COGS	$(9)	$(5)
Foreign currency exchange contracts	Other income (expense), net	—	(3)
Foreign currency exchange contracts	SG&A	1	—
Interest rate contracts	Interest expense	—	1
Commodity contracts	COGS	55	(26)
Total		$47	$(33)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended July 3, 2021 and June 27, 2020 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Foreign currency denominated long-term debt	$71	$(9)	$—	$—
Cross-currency contracts	17	62	10	18	Interest expense
Total	$88	$53	$10	$18
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 3, 2021	June 27, 2020
Foreign currency exchange contracts	COGS	$(26)	$46
Foreign currency exchange contracts	Other income (expense), net	(1)	6
Foreign currency exchange contracts	SGA	5	4
Interest rate contracts	Interest expense	1	1
Commodity contracts	COGS	67	(50)
Total		$46	$7
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$58	$69
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(6)	(2)
Derivatives designated as hedging instruments	7	2

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(10)	(5)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended July 3, 2021 and June 27, 2020:

	July 3, 2021	June 27, 2020
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$117	$133
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	—	(3)
Derivatives designated as hedging instruments	—	4

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(15)	(7)
During the next 12 months, the Company expects $17 million of net deferred losses reported in AOCI at July 3, 2021 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 3, 2021 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of July 3, 2021 triggered by credit-risk-related contingent features.

Other fair value measurements

Marketable Securities
During the quarter ended June 27, 2020, the Company invested $200 million in a mutual fund holding short term debt securities. The investment is measured at fair value using the net asset value (NAV) per share as a practical expedient and as a result, this investment has not been classified in the fair value hierarchy. As of June 27, 2020, fair value using NAV was $200 million.

Available for sale securities

	July 3, 2021			January 2, 2021
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$61	$2	$63	$62	$3	$65
During the year-to-date period ended July 3, 2021, the Company sold approximately $6 million of investments in level 2 corporate bonds. The resulting gain from the sale of these investments was less than $1 million dollars and was recorded in Other income and (expense).

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

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.8 billion and $7.0 billion, respectively, as of July 3, 2021. The fair value and carrying value of the Company's long-term debt were $7.7 billion and $6.7 billion, respectively, as of January 2, 2021.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $74 million, net of collateral already received from those counterparties, as of July 3, 2021.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of July 3, 2021, the Company posted $37 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 23% of consolidated trade receivables at July 3, 2021.
Note 8 Reportable segments
Kellogg Company is a leading producer of snacks, cereal, and frozen foods. It is the second largest producer of crackers, and a leading producer of savory snacks, and the world's leading producer of cereal. Additional product offerings include toaster pastries, cereal bars, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, Nigeria, Canada, Mexico, and Australia.
The Company manages its operations through four operating segments that are based on geographic location – North America which includes U.S. businesses and Canada; Europe which consists of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales
North America	$2,013	$2,167	$4,143	$4,264
Europe	618	546	1,196	1,072
Latin America	266	223	502	450
AMEA	658	529	1,298	1,091
Consolidated	$3,555	$3,465	$7,139	$6,877
Operating profit
North America	$363	$464	$742	$830
Europe	101	92	181	162
Latin America	32	31	59	53
AMEA	63	38	126	84
Total Reportable Segments	559	625	1,108	1,129
Corporate	(55)	(119)	(132)	(163)
Consolidated	$504	$506	$976	$966

Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Snacks	$1,656	$1,522	$3,303	$3,076
Cereal	1,336	1,444	2,710	2,769
Frozen	267	284	564	578
Noodles and other	296	215	562	454
Consolidated	$3,555	$3,465	$7,139	$6,877

Note 9 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	July 3, 2021 (unaudited)	January 2, 2021
Trade receivables	$1,407	$1,272
Allowance for credit losses	(23)	(19)
Refundable income taxes	18	66
Other receivables	257	218
Accounts receivable, net	$1,659	$1,537
Raw materials and supplies	$358	$338
Finished goods and materials in process	1,007	946
Inventories	$1,365	$1,284
Intangible assets not subject to amortization	$2,050	$2,068
Intangible assets subject to amortization, net	404	423
Other intangibles, net	$2,454	$2,491

Note 10 Contingencies
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

In 2016, a class action complaint was filed against Kellogg in the Northern District of California relating to statements made on packaging for certain products. In August 2019, the Court ruled in favor of the plaintiff regarding certain statements made on the Company’s products and ordered the parties to conduct settlement discussions related to all matters in dispute. In October 2019, the plaintiff filed a motion to the Court to approve a settlement between Kellogg and the class. During 2019, the Company concluded that the contingency related to the unfavorable ruling was probable and estimable, resulting in a liability being recorded. In January 2021, the parties reached a new settlement that was within the amount of the contingency the Company recorded in December 2019. In June 2021, the court entered an order granting preliminary approval of the settlement.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at July 3, 2021. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

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

For more than 115 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. Currently, these foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellogg products are manufactured and marketed globally.

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

Employee health and safety
The health and safety of our employees is our top priority. From the outset of the pandemic, the Company has designed and implemented a number of actions across the business including restricting travel and visitors to its facilities, prohibiting external group meetings and establishing quarantine procedures for any potentially exposed employees. At this time, most of our office employees continue to work remotely to minimize the exposure of our employees to COVID-19. For those who are not able to work remotely, the Company has implemented enhanced protocols at all of our facilities to protect our employees, including temperature checks, social distancing, response plans, face coverings, contact tracing, enhanced sanitation procedures, and additional personal protection equipment

Maintain our ability to produce and deliver essential food supply
In addition to our efforts to keep our people safe, the Company has taken several actions to ensure that we maintain our ability to operate effectively during this pandemic, providing our foods to our customers and consumers. In certain parts of the world, the reacceleration of COVID cases has brought new governmental restrictions, in some instances causing temporary reductions in production. Additionally, as a result of global supply imbalances, we have managed through bottlenecks and shortages of materials, labor, and freight that have required us to pursue alternative sources, incremental capacity, and temporary labor. Amidst a related rise in cost inflation, the Company has taken steps to preserve underlying profitability through productivity, mix, and revenue growth management. While to date we have experienced limited disruption in the operation of our facilities, we continue to take the appropriate actions to ensure the continuity of our business.

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

Monitoring future impacts
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The Company continues to actively monitor the pandemic including, infection and hospitalization rates, vaccination efforts, and related governmental actions such as expanded or reduced stay-at home orders and social distancing guidelines. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Since the onset of the pandemic, the Company has experienced a significant increase in demand for our retail products as consumers stocked up on food for at-home consumption in those markets. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of employee safety and maintaining food supply, and potential disruptions for certain emerging market countries. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests for the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

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

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including tax reform in the UK and U.S. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $23 million and $14 million for the quarter and year-to-date periods ended July 3, 2021, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $10 million and $20 million for the quarter and year-to-date periods ended July 3, 2021, respectively. Additionally, we recorded a pre-tax mark-to-market expense of $86 million and $74 million for the quarter and year-to-date periods ended June 27, 2020, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $43 million and $57 million for the quarter and year-to-date periods ended June 27, 2020, respectively.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $5 million and $13 million for the quarter and year-to-date periods ended July 3, 2021, respectively. We also recorded pre-tax charges of $17 million and $23 million for the quarter and year-to-date periods ended June 27, 2020, respectively.

Multi-employer pension plan withdrawal
During the second quarter of 2020, the Company recorded a pre-tax gain of approximately $5 million related to the settlement of a multi-employer pension plan withdrawal liability.

UK tax rate change
During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent and required us to re-value our net deferred tax liability related to our UK business to reflect this higher rate.

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

Financial results
For the quarter ended July 3, 2021, our reported net sales increased 2.6% versus the prior year on favorable foreign currency translation. Organic net sales decreased 0.4% from the prior year due to lapping elevated demand for packaged foods consumed at home during the early stages of the pandemic last year, mostly offset by strong growth in emerging markets, recovery in away-from-home channels, and positive price/mix.

Second quarter reported operating profit decreased 0.4% versus the year-ago quarter due to lapping unusually high operating leverage and delayed brand investment in the prior year quarter, partially offset by favorable mark-to-market and foreign currency translation. Currency-neutral adjusted operating profit decreased 15%, after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency translation.

Reported diluted EPS of $1.11 for the quarter increased 8.8% compared to the prior year quarter of $1.02 due to favorable mark-to-market impacts compared to the prior year. Currency-neutral adjusted diluted EPS of $1.08 for the quarter decreased 13% compared to prior year quarter of $1.24, due to lapping unusually strong prior year growth.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Reported net income	$380	$351	$748	$698
Mark-to-market (pre-tax)	23	(86)	14	(74)
Business and portfolio realignment (pre-tax)	(5)	(17)	(13)	(23)
Multi-employer pension plan withdrawal (pre-tax)	—	5	—	5
Income tax impact applicable to adjustments, net*	(4)	23	(1)	23
UK tax rate change	(23)	—	(23)	—
Adjusted net income	$389	$426	$770	$766
Foreign currency impact	20	—	32	—
Currency-neutral adjusted net income	$369	$426	$738	$766
Reported diluted EPS	$1.11	$1.02	$2.18	$2.02
Mark-to-market (pre-tax)	0.07	(0.25)	0.04	(0.21)
Business and portfolio realignment (pre-tax)	(0.02)	(0.05)	(0.03)	(0.07)
Multi-employer pension plan withdrawal (pre-tax)	—	0.01	—	0.01
Income tax impact applicable to adjustments, net*	(0.01)	0.07	—	0.07
UK tax rate change	(0.07)	—	(0.07)	—
Adjusted diluted EPS	$1.14	$1.24	$2.24	$2.22
Foreign currency impact	0.06	—	0.09	—
Currency-neutral adjusted diluted EPS	$1.08	$1.24	$2.15	$2.22
Currency-neutral adjusted diluted EPS growth	(12.9)%		(3.2)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2021 versus 2020:

Quarter ended July 3, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,013	$618	$266	$658	$—	$3,555
Foreign currency impact on total business (inc)/dec	17	54	23	8	—	103
Organic net sales	$1,997	$564	$242	$650	$—	$3,452

Quarter ended June 27, 2020
(millions)
Reported net sales	$2,167	$546	$223	$529	$—	$3,465

% change - 2021 vs. 2020:
Reported growth	(7.2)%	13.2%	19.0%	24.3%	—%	2.6%
Foreign currency impact on total business (inc)/dec	0.8%	9.9%	10.5%	1.5%	—%	3.0%
Organic growth	(8.0)%	3.3%	8.5%	22.8%	—%	(0.4)%
Volume (tonnage)	(11.9)%	(3.8)%	(0.7)%	9.5%	—%	(4.2)%
Pricing/mix	3.9%	7.1%	9.2%	13.3%	—%	3.8%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended July 3, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$363	$101	$32	$63	$(54)	$504
Mark-to-market	—	—	(1)	—	13	13
Business and portfolio realignment	(3)	—	—	—	(2)	(5)
Adjusted operating profit	$367	$101	$32	$63	$(66)	$497
Foreign currency impact	2	10	3	3	1	18
Currency-neutral adjusted operating profit	$364	$91	$29	$60	$(67)	$478

Quarter ended June 27, 2020
(millions)
Reported operating profit	$464	$92	$31	$38	$(119)	$506
Mark-to-market	—	—	—	—	(43)	(43)
Business and portfolio realignment	—	(1)	(4)	(10)	(1)	(17)
Multi-employer pension plan exit liability	5	—	—	—	—	5
Adjusted operating profit	$459	$94	$35	$48	$(75)	$562

% change - 2021 vs. 2020:
Reported growth	(21.6)%	9.2%	1.5%	63.6%	54.3%	(0.4)%
Mark-to-market	—%	—%	(1.7)%	—%	43.5%	10.2%
Business and portfolio realignment	(0.7)%	1.7%	12.1%	33.6%	(1.1)%	1.7%
Multi-employer pension plan withdrawal	(0.8)%	—%	—%	—%	—%	(0.7)%
Adjusted growth	(20.1)%	7.5%	(8.9)%	30.0%	11.9%	(11.6)%
Foreign currency impact	0.5%	10.5%	8.4%	5.3%	1.2%	3.3%
Currency-neutral adjusted growth	(20.6)%	(3.0)%	(17.3)%	24.7%	10.7%	(14.9)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the second quarter decreased 7.2% versus the prior year due to lapping elevated demand for packaged foods consumed at home during the early stages of the pandemic last year as well as timing of shipments into the first quarter of 2021. Organic net sales decreased 8.0% after excluding the impact of foreign currency.

Net sales % change - second quarter 2021 vs. 2020:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	1.6%	0.5%	1.1%
Cereal	(20.1)%	1.2%	(21.3)%
Frozen	(6.1)%	0.7%	(6.8)%

North America snacks net sales increased 1.6% due primarily to the performance of key brands and favorable foreign currency translation, despite continued weakness in away-from-home channels. In salty snacks, Pringles growth outpaced the category, posting consumption growth during the quarter. In crackers, Cheez-it grew both consumption and share during the quarter.

North America cereal net sales decreased 20.1% and North America frozen foods net sales decreased 6.1% during the quarter, both due to lapping a pandemic-related surge in consumption growth during the prior-year quarter.

North America operating profit decreased 22% primarily due to the lower net sales and to lapping the prior year postponement of brand investment. Currency-neutral adjusted operating profit decreased 21%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 13% due to favorable foreign currency translation as well as growth in snacks, led by Continental Europe and Russia. Organic net sales increased 3.3% after excluding the impact of foreign currency.

Cereal net sales growth for the quarter was driven largely by foreign currency translation offset by declines due to lapping a pandemic-related surge in consumption growth during the prior-year quarter.

Snacks net sales growth was led by sustained momentum in Pringles, driven by innovation, effective advertising, and successful consumer promotions.

Reported operating profit increased 9.2% due primarily to higher net sales and favorable foreign currency translation partially offset by lapping unusually high operating leverage and postponement of brand investment during the onset of the pandemic. Currency-neutral adjusted operating profit decreased 3.0% after excluding the impact of foreign currency, and business and portfolio realignment.

Latin America
Reported net sales increased 19% due primarily to broad-based growth across the region, led by snacks, and favorable foreign currency translation. Organic net sales increased 8.5%, after excluding the impact of foreign currency.

Reported operating profit increased 1.5% due to primarily to favorable foreign currency translation and lower business and portfolio realignment costs, partially offset by lapping unusually high operating leverage during the onset of the pandemic. Currency-neutral adjusted operating profit decreased 17% after excluding the impact of business and portfolio realignment costs and foreign currency.

AMEA
Reported net sales increased 24% and organic net sales increased 23% after excluding the impact of foreign currency. This growth was due to both volume and price-mix, and was broad-based across Asia, Africa, and Australia, as well as across cereal, snacks, and noodles and other.

Reported operating profit increased 64% due primarily to operating leverage from higher net sales and the lapping of prior year business and portfolio realignment charges. Currency-neutral adjusted operating profit increased 25%, after excluding the impact of business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit increased $65 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $8 million from the prior year after excluding the impact of mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended July 3, 2021 versus June 27, 2020:

Year-to-date period ended July 3, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$4,143	$1,196	$502	$1,298	$—	$7,139
Foreign currency impact on total business (inc)/dec	26	91	10	5	—	132
Organic net sales	$4,117	$1,105	$492	$1,293	$—	$7,008

Year-to-date period ended June 27, 2020
(millions)
Reported net sales	$4,264	$1,072	$450	$1,091	$—	$6,877

% change - 2021 vs. 2020:
Reported growth	(2.9)%	11.6%	11.5%	19.0%	—%	3.8%
Foreign currency impact on total business (inc)/dec	0.6%	8.5%	2.2%	0.5%	—%	1.9%
Organic growth	(3.5)%	3.1%	9.3%	18.5%	—%	1.9%
Volume (tonnage)	(6.9)%	(1.9)%	1.8%	3.7%	—%	(2.5)%
Pricing/mix	3.4%	5.0%	7.5%	14.8%	—%	4.4%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended July 3, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$742	$181	$59	$126	$(132)	$976
Mark-to-market	—	—	(1)	—	(5)	(6)
Business and portfolio realignment	(6)	—	(4)	—	(3)	(13)
Adjusted operating profit	$748	$181	$63	$126	$(124)	$994
Foreign currency impact	4	14	2	5	1	27
Currency-neutral adjusted operating profit	$745	$167	$61	$120	$(125)	$967

Year-to-date period ended June 27, 2020
(millions)
Reported operating profit	$830	$162	$53	$84	$(163)	$966
Mark-to-market	—	—	—	—	(17)	(17)
Business and portfolio realignment	—	(2)	(4)	(12)	(4)	(23)
Multi-employer pension plan exit liability	5	—	—	—	—	5
Adjusted operating profit	$825	$164	$57	$96	$(142)	$1,001

% change - 2021 vs. 2020:
Reported growth	(10.5)%	11.9%	10.4%	49.4%	19.2%	1.1%
Mark-to-market	—%	—%	(1.0)%	—%	5.9%	1.2%
Business and portfolio realignment	(0.7)%	1.7%	1.6%	19.0%	0.4%	1.0%
Multi-employer pension plan withdrawal	(0.5)%	—%	—%	—%	—%	(0.4)%
Adjusted growth	(9.3)%	10.2%	9.8%	30.4%	12.9%	(0.7)%
Foreign currency impact	0.4%	8.7%	3.8%	5.5%	0.8%	2.6%
Currency-neutral adjusted growth	(9.7)%	1.5%	6.0%	24.9%	12.1%	(3.3)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period decreased 2.9% versus the prior year lapping elevated demand for packaged foods consumed at home during the early stages of the pandemic last year. Organic net sales decreased 3.5% after excluding the impact of foreign currency.

Net sales % change - second quarter year-to-date 2021 vs. 2020:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	2.7%	0.4%	2.3%
Cereal	(11.6)%	0.9%	(12.5)%
Frozen	(2.7)%	0.5%	(3.2)%

North America snacks net sales increased 2.7% due primarily to the performance of key brands despite continued weakness in away-from-home channels. In salty snacks, Pringles growth outpaced the category, posting consumption growth during the period. In crackers, Cheez-it grew both consumption and share during the period.

North America cereal net sales decreased 11.6% and North America frozen foods net sales decreased 2.7% during the year-to-date period, lapping a pandemic-related surge in consumption growth during the prior year.

North America operating profit decreased 10.5% compared to the prior year due to lower net sales and higher brand building expense, lapping elevated demand at the onset of the pandemic and postponement of brand investment. Currency-neutral adjusted operating profit decreased 9.7%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 11.6% due to growth in snacks, led by Continental Europe and Russia, as well as favorable foreign currency translation. Organic net sales increased 3.1% after excluding the impact of foreign currency.

Cereal net sales growth for the year-to-date period was driven by favorable foreign currency translation offset by lapping a pandemic-related surge in consumption growth during the prior year.

Snacks net sales growth was led by sustained momentum in Pringles, driven by innovation, effective advertising, and successful consumer promotions.

Reported operating profit increased 11.9% due primarily to higher net sales and favorable foreign currency translation partially offset by lapping unusually high operating leverage and postponement of brand investment during the onset of the pandemic. Currency-neutral adjusted operating profit increased 1.5% after excluding the impact of foreign currency, and business and portfolio realignment.

Latin America
Reported net sales increased 11.5% due primarily to broad-based growth across the region, led by snacks, and favorable foreign currency translation. Organic net sales increased 9.3%, after excluding the impact of foreign currency.

Reported operating profit increased 10.4% due to primarily to higher net sales and favorable foreign currency translation, partially offset by lapping unusually high operating leverage during the onset of the pandemic. Currency-neutral adjusted operating profit increased 6.0% after excluding the impact of foreign currency.

AMEA
Reported net sales increased 19% due to broad-based growth across the region and categories resulting from favorable price/mix and higher volume. Organic net sales increased 19% after excluding the impact of foreign currency.

Cereal net sales growth was driven by elevated demand across the region, most notably Australia, India, and Japan.

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Noodles and other net sales increased lead by strong growth from Multipro as well as our Kellogg's branded noodles business.

Reported operating profit increased 49% due primarily to operating leverage from higher net sales and the lapping of prior year business and portfolio realignment charges. Currency-neutral adjusted operating profit increased 25%, after excluding the impact of business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit increased $31 million versus the comparable prior year period due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $17 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended July 3, 2021 and June 27, 2020 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	July 3, 2021		June 27, 2020		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,225	34.5%	$1,197	34.5%	—
Mark-to-market	11	0.4%	(43)	(1.3)%	1.7
Business and portfolio realignment	(1)	(0.1)%	(4)	(0.1)%	—
Multi-employer pension plan withdrawal	—	—%	5	0.1%	(0.1)
Adjusted	1,215	34.2%	1,239	35.8%	(1.6)
Foreign currency impact	41	0.2%	—	—%	0.2
Currency-neutral adjusted	$1,174	34.0%	$1,239	35.8%	(1.8)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was flat versus the prior year as productivity improvements, price realization, and favorable mark-to-market impacts were offset by cost inflation, a mix shift towards emerging markets, and lapping substantial operating leverage during the second quarter of 2020 when our plants were running limited SKUs at maximum capacity due to the acceleration of demand as a result of the pandemic. Currency-neutral adjusted gross margin decreased 180 basis points compared to the second quarter of 2020 after eliminating the impact of mark-to-market and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended July 3, 2021 and June 27, 2020 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	July 3, 2021		June 27, 2020		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$2,391	33.5%	$2,341	34.0%	(0.5)
Mark-to-market	(12)	(0.2)%	(21)	(0.3)%	0.1
Business and portfolio realignment	(2)	—%	(4)	(0.1)%	0.1
Multi-employer pension plan withdrawal	—	—%	$5	0.1%	(0.1)
Adjusted	2,405	33.7%	2,361	34.3%	(0.6)
Foreign currency impact	56	0.2%	—	—%	0.2
Currency-neutral adjusted	$2,349	33.5%	$2,361	34.3%	(0.8)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period decreased 50 basis points versus the prior year as the impact of productivity improvements and price realization was more than offset by cost inflation, a mix shift towards emerging markets, and lapping substantial operating leverage in the prior year-to-date period when our plants were running limited SKUs at maximum capacity due to the acceleration of demand as a result of the pandemic. Currency-neutral adjusted gross margin decreased 80 basis points compared to the first half of 2020 after eliminating the impact of mark-to-market and foreign currency.

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

Interest expense
For the quarters ended July 3, 2021 and June 27, 2020, interest expense was $58 million and $69 million, respectively. For the year-to-date periods ended July 3, 2021 and June 27, 2020, interest expense was $117 million and $133 million, respectively. The decrease from the prior year is due primarily to lower average outstanding debt compared to the prior year quarter as a result of the debt redemptions in December 2020 and May 2021.
Income Taxes
Our reported effective tax rate for the quarters ended July 3, 2021 and June 27, 2020 was 27% and 23%, respectively. Our reported effective tax rate for the year-to-date periods ended July 3, 2021 and June 27, 2020 was 25% and 22%, respectively. The effective tax rate for the quarter and year-to-date periods ended July 3, 2021, were unfavorably impacted by tax legislation in the UK. During the second quarter of 2021, the Company recorded discrete tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate.
The adjusted effective tax rate for the quarter and year-to-date periods ended July 3, 2021 and June 27, 2020 was 23%.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Reported income taxes	$144	$109	$253	$203
Mark-to-market	6	(23)	4	(20)
Business and portfolio realignment	(2)	(1)	(3)	(4)
Multi-employer pension plan withdrawal	—	1	—	1
UK tax rate change	23	—	23	—
Adjusted income taxes	$116	$132	$229	$226
Reported effective income tax rate	26.9%	23.3%	24.9%	22.2%
Mark-to-market	—%	(0.5)%	—%	(0.3)%
Business and portfolio realignment	(0.1)%	0.4%	—%	0.1%
Multi-employer pension plan withdrawal	—%	—%	—%	—%
UK tax rate change	4.4%	—%	2.3%	—%
Adjusted effective income tax rate	22.6%	23.4%	22.6%	22.5%
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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.2 billion and $1.4 billion as of July 3, 2021 and June 27, 2020, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	July 3, 2021	January 2, 2021
Notes payable	$551	$102
Current maturities of long-term debt	17	627
Long-term debt	7,029	6,746
Total debt liabilities	$7,597	$7,475
Less:
Cash and cash equivalents	(395)	(435)
Net debt	$7,202	$7,040

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020
Net cash provided by (used in):
Operating activities	$687	$971
Investing activities	(330)	(515)
Financing activities	(401)	234
Effect of exchange rates on cash and cash equivalents	4	(40)
Net increase (decrease) in cash and cash equivalents	$(40)	$650

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended July 3, 2021, totaled $687 million compared to $971 million in the prior year period. The decrease is due primarily to higher year-over-year income tax payments and changes in incentive compensation and other accruals during the year.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 11 days and negative 7 days for the 12 month periods ended July 3, 2021 and June 27, 2020, respectively. The improvement from the prior year is due primarily to improvement in the number of days of trade payables outstanding which results from an increase in capital spending in accounts payable and other working capital initiatives.
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

	Year-to-date period ended
(millions)	July 3, 2021	June 27, 2020
Net cash provided by operating activities	$687	$971
Additions to properties	(301)	(218)
Cash flow	$386	$753
Our non-GAAP measure for cash flow declined to $386 million in the year-to-date period ended July 3, 2021, from $753 million in the prior year period due primarily to higher capital expenditures as projects were delayed in the prior year due to the pandemic, and higher year-over-year income tax payments and incentive compensation.

Investing activities
Our net cash used in investing activities totaled $330 million for the year-to-date period ended July 3, 2021 compared to $515 million in the comparable prior year period. The impact of cash outflow from the purchase of securities in the prior year period was partially offset by higher capital expenditures during the current period.

Financing activities
Our net cash used in financing activities for the quarter ended July 3, 2021 totaled $401 million compared to cash provided of $234 million during the comparable prior year period. The year-over-year variance was driven by the repayment of €500 million, seven-year 1.75% Euro Notes upon maturity in May 2021 and the repurchase of $240 million of our common stock during the current year, partially offset by the May 2021 issuance of €300 million eight-year 0.50% Euro Notes due 2029.

In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. The authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the year-to-date period ended July 3, 2021, were 4 million shares for $240 million. The Company did not purchase shares in the year-to-date period ended June 27, 2020.

We paid cash dividends of $392 million in the year-to-date period ended July 3, 2021, compared to $390 million during the comparable prior year period. In July 2021, the board of directors declared a dividend of $.58 per common share, payable on September 15, 2021 to shareholders of record at the close of business on September 1, 2021.

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

The Five-Year and 364 Day Credit Agreements, which had no outstanding borrowings as July 3, 2021, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of July 3, 2021.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $793 million and $783 million remained outstanding under this arrangement as of July 3, 2021 and January 2, 2021, respectively.

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

Future outlook
Kellogg Company affirmed its full-year financial guidance on operating profit, earnings per share and cash flow, as an improved outlook for net sales is offset by the impact of industry-wide supply chain challenges and high cost inflation expected to persist in the second half. Specifically, the Company's updated its guidance as follows:

•Organic net sales growth is now expected to be 0-1% in 2021, an increase from previous guidance for flat net sales, reflecting recent momentum in the business, and despite lapping last year's exceptional growth.

•Currency-neutral adjusted operating profit growth is unchanged from prior quarter, calling for a decline of approximately (1)-(2)% year on year as it laps last year's exceptional growth.

•Currency-neutral adjusted earnings per share for the full year is unchanged from the prior quarter, estimated to increase by approximately +1-2% year on year.

•Net cash provided by operating activities is unchanged from prior quarter, expected to finish 2021 at approximately $1.6 - $1.7 billion, with capital expenditure of approximately $0.5 billion. As a result, our non-GAAP measure for cash flow is estimated at $1.1 - $1.2 billion.

Excluded from this guidance are any significant supply chain or other prolonged market disruptions related to the pandemic, global economy or other unexpected events in the second half of 2021.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2021:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Income tax impact applicable to adjustments, net**			~$0.03
UK tax rate change			$0.07
Currency-neutral adjusted guidance*		~(1)-(2)%	~1-2%
Organic guidance*	~0-1%
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
Refer to disclosures contained within Item 7A of our 2020 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 3, 2021.

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

In May of 2021, the Company issued €300 million (approximately $353 million at July 3, 2021), which reflects the discount, fees and translation adjustments of eight-year 0.50% Euro Notes due 2029, resulting in net proceeds of €298 million after discount and underwriting commissions. In connection with this debt issuance, the Company terminated forward starting interest rate swaps with notional amounts totaling €250 million, resulting in a $6 million gain. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes.

During the year-to-date period ended July 3, 2021, we entered into interest rate contracts with notional amounts totaling $450 million. The interest rate contracts are designated as fair value hedges of certain U.S. Dollar debt. We have interest rate contracts with notional amounts totaling $2.8 billion representing a net settlement receivable of $85 million as of July 3, 2021. We had interest rate contracts with notional amounts totaling $2.6 billion representing a net settlement receivable of $46 million as of January 2, 2021.

During the quarter ended July 3, 2021, we settled cross currency swaps with notional amounts totaling €565 million, resulting in a loss of $7 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the quarter ended July 3, 2021, we also entered into cross currency swaps with notional amounts totaling €565 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.4 billion outstanding as of July 3, 2021 representing a net settlement receivable of $22 million. The total notional amount of cross currency swaps outstanding as of January 2, 2021 was $1.4 billion representing a net settlement obligation of $4 million.
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
As of July 3, 2021, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended July 3, 2021.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/4/2021 - 5/1/2021	—	$—	—	$1,260
Month #2:
5/2/2021 - 5/29/2021	—	$—	—	$1,260
Month #3:
5/30/2021 - 7/3/2021	—	$—	—	$1,260
Total	—	$—	—
Item 6. Exhibits
(a)Exhibits:

4.1	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: August 6, 2021

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
4.1	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E