Form 10-Q
period 2021-10-02
KELLOGG CO
filed 2021-11-05
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 02, 2021
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 2, 2021 — 341,122,803 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	October 2, 2021 (unaudited)	January 2, 2021
Current assets
Cash and cash equivalents	$440	$435
Accounts receivable, net	1,680	1,537
Inventories	1,378	1,284
Other current assets	301	226
Total current assets	3,799	3,482
Property, net	3,753	3,713
Operating lease right-of-use assets	651	658
Goodwill	5,794	5,799
Other intangibles, net	2,441	2,491
Investments in unconsolidated entities	423	391
Other assets	1,546	1,462
Total assets	$18,407	$17,996
Current liabilities
Current maturities of long-term debt	$16	$627
Notes payable	497	102
Accounts payable	2,526	2,471
Current operating lease liabilities	128	117
Accrued advertising and promotion	834	776
Accrued salaries and wages	283	378
Other current liabilities	745	767
Total current liabilities	5,029	5,238
Long-term debt	7,020	6,746
Operating lease liabilities	503	520
Deferred income taxes	613	562
Pension liability	738	769
Other liabilities	495	525
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,005	972
Retained earnings	8,796	8,326
Treasury stock, at cost	(4,729)	(4,559)
Accumulated other comprehensive income (loss)	(1,693)	(1,732)
Total Kellogg Company equity	3,484	3,112
Noncontrolling interests	525	524
Total equity	4,009	3,636
Total liabilities and equity	$18,407	$17,996
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(unaudited)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales	$3,622	$3,429	$10,761	$10,306
Cost of goods sold	2,457	2,228	7,206	6,764
Selling, general and administrative expense	718	790	2,132	2,166
Operating profit	447	411	1,423	1,376
Interest expense	55	63	172	196
Other income (expense), net	—	70	155	151
Income before income taxes	392	418	1,406	1,331
Income taxes	92	65	345	268
Earnings (loss) from unconsolidated entities	5	(1)	—	(7)
Net income	305	352	1,061	1,056
Net income (loss) attributable to noncontrolling interests	(2)	4	6	10
Net income attributable to Kellogg Company	$307	$348	$1,055	$1,046
Per share amounts:
Basic earnings	$0.90	$1.02	$3.09	$3.05
Diluted earnings	$0.89	$1.01	$3.07	$3.03
Average shares outstanding:
Basic	341	343	341	343
Diluted	343	346	343	345
Actual shares outstanding at period end			341	344
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended			Year-to-date period ended
	October 2, 2021			October 2, 2021
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$305			$1,061
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(16)	$(21)	(37)	$25	$(44)	(19)
Cash flow hedges:
Unrealized gain (loss)	3	(1)	2	42	(11)	31
Reclassification to net income	4	(1)	3	19	(5)	14
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	(1)	—	(1)
Reclassification to net income	(2)	—	(2)	(2)	—	(2)
Other comprehensive income (loss)	$(11)	$(23)	$(34)	$81	$(59)	$22
Comprehensive income			$271			$1,083
Net Income attributable to noncontrolling interests			(2)			6
Other comprehensive income (loss) attributable to noncontrolling interests			(4)			(17)
Comprehensive income attributable to Kellogg Company			$277			$1,094

	Quarter ended			Year-to-date period ended
	September 26, 2020			September 26, 2020
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$352			$1,056
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(91)	$39	(52)	$(352)	$29	(323)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	15	(4)	11	(38)	10	(28)
Reclassification to net income	4	(1)	3	11	(3)	8
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(2)	1	(1)
Prior service cost	—	—	—	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	2	—	2
Other comprehensive income (loss)	$(72)	$34	$(38)	$(380)	$37	$(343)
Comprehensive income			$314			$713
Net Income attributable to noncontrolling interests			4			10
Other comprehensive income (loss) attributable to noncontrolling interests			2			(34)
Comprehensive income attributable to Kellogg Company			$308			$737
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended October 2, 2021
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, July 3, 2021	421	$105	$973	$8,688	80	$(4,741)	$(1,663)	$3,362	$518	$3,880
Net income				307				307	(2)	305
Acquisition of noncontrolling interest and other			22					22	30	52
Dividends declared ($0.58 per share)				(198)				(198)		(198)
Distributions to noncontrolling interest								—	(17)	(17)
Other comprehensive income							(30)	(30)	(4)	(34)
Stock compensation			11					11		11
Stock options exercised and other			(1)	(1)	—	12		10		10
Balance, October 2, 2021	421	$105	$1,005	$8,796	80	$(4,729)	$(1,693)	$3,484	$525	$4,009

	Year-to-date period ended October 2, 2021
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income				1,055				1,055	6	1,061
Acquisition of noncontrolling interest and other			22					22	30	52
Dividends declared ($1.73 per share)				(590)				(590)		(590)
Distributions to noncontrolling interest								—	(18)	(18)
Other comprehensive income							39	39	(17)	22
Stock compensation			50					50		50
Stock options exercised and other			(39)	5	(1)	70		36		36
Balance, October 2, 2021	421	$105	$1,005	$8,796	80	$(4,729)	$(1,693)	$3,484	$525	$4,009

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
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	October 2, 2021	September 26, 2020
Operating activities
Net income	$1,061	$1,056
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	346	355
Postretirement benefit plan expense (benefit)	(112)	(113)
Deferred income taxes	4	57
Stock compensation	50	55
Multi-employer pension plan exit liability	—	(5)
Other	(29)	(34)
Postretirement benefit plan contributions	(15)	(19)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(196)	(113)
Inventories	(103)	(57)
Accounts payable	198	108
All other current assets and liabilities	(59)	303
Net cash provided by (used in) operating activities	1,145	1,593
Investing activities
Additions to properties	(408)	(326)
Issuance of notes receivable	(29)	(19)
Repayments from notes receivable	28	6
Purchase of marketable securities	—	(250)
Investments in unconsolidated entities	(10)	—
Purchases of available for sale securities	(56)	(75)
Sales of available for sale securities	69	13
Other	21	2
Net cash provided by (used in) investing activities	(385)	(649)
Financing activities
Net issuances (reductions) of notes payable	343	9
Issuances of long-term debt	361	554
Reductions of long-term debt	(646)	(45)
Net issuances of common stock	50	105
Common stock repurchases	(240)	—
Cash dividends	(590)	(586)
Other	(18)	(16)
Net cash provided by (used in) financing activities	(740)	21
Effect of exchange rate changes on cash and cash equivalents	(15)	(33)
Increase (decrease) in cash and cash equivalents	5	932
Cash and cash equivalents at beginning of period	435	397
Cash and cash equivalents at end of period	$440	$1,329

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$91	$108
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended October 2, 2021 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at January 2, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended October 2, 2021 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of October 2, 2021, $914 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $650 million of those payment obligations to participating financial institutions. As of January 2, 2021, $909 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $670 million of those payment obligations to participating financial institutions.

Note 2 Sale of accounts receivable
The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

The Company has two Receivable Sales Agreements (Monetization Programs) described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is approximately $1.1 billion.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of October 2, 2021 and January 2, 2021 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $611 million and $783 million remained outstanding under these arrangements as of October 2, 2021 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $2 million and $6 million for the quarter and year-to-date periods ended October 2, 2021, respectively and was $3 million and $11 million for the quarter and year-to-date periods ended September 26, 2020, respectively. The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $18 million and $55 million remained outstanding under these programs as of October 2, 2021 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
Note 3 Restructuring programs
The Company views its restructuring programs as part of its operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 3 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs), is when the project begins to deliver cash savings and/or reduced depreciation.

During the third quarter of 2021, the Company announced a reconfiguration of the North America reportable segment supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by early 2024, with related productivity improvements commencing in 2023. The overall project is expected to result in cumulative pretax charges of approximately $45 million, which include employee-related costs of $4 million, other cash costs of $21 million and non-cash costs, primarily consisting of accelerated depreciation and asset write-off's, of $20 million. Charges incurred related to this restructuring program were $4 million during the quarter and year-to-date periods ended October 2, 2021. These charges primarily related to severance costs, and were recorded in COGS expense.

All other restructuring projects were immaterial during the periods presented.

Note 4 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were 8 million and 11 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended October 2, 2021. There were 7 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended September 26, 2020. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended October 2, 2021 and September 26, 2020.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the quarter ended October 2, 2021, the Company did not repurchase any shares of common stock. During the year-to-date period ended October 2, 2021, the Company repurchased approximately 4 million shares of common stock for a total of $240 million. During the quarter and year-to-date periods ended September 26, 2020, the Company did not repurchase any shares of common stock.

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

Reclassifications out of Accumulated other comprehensive income (AOCI) for the quarter and year-to-date periods ended October 2, 2021 and September 26, 2020, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 2, 2021	Year-to-date period ended October 2, 2021
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$4	$19	Interest expense
	$4	$19	Total before tax
	(1)	(5)	Tax expense (benefit)
	$3	$14	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss (b)	$—	$(2)	OIE
	$—	$(2)	Total before tax
	—	1	Tax expense (benefit)
	$—	$(1)	Net of tax
(Gains) losses on available-for-sale securities:
Corporate bonds (a)	$(2)	$(2)	OIE
	$(2)	$(2)	Total before tax
	—	—	Tax expense (benefit)
	$(2)	$(2)	Net of tax
Total reclassifications	$1	$11	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 26, 2020	Year-to-date period ended September 26, 2020
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$4	$11	Interest expense
	$4	$11	Total before tax
	(1)	(3)	Tax expense (benefit)
	$3	$8	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss (b)	$—	$(2)	OIE
Prior service cost (b)	—	(1)	OIE
	$—	$(3)	Total before tax
	—	1	Tax expense (benefit)
	$—	$(2)	Net of tax
Total reclassifications	$3	$6	Net of tax
(a) See Derivative instruments and fair value measurements note
(b) See Employee benefits note

Accumulated other comprehensive income (loss), net of tax, as of October 2, 2021 and January 2, 2021 consisted of the following:

(millions)	October 2, 2021	January 2, 2021
Foreign currency translation adjustments	$(1,670)	$(1,668)
Cash flow hedges — unrealized net gain (loss)	(12)	(57)
Postretirement and postemployment benefits:
Net experience gain (loss)	1	2
Prior service credit (cost)	(12)	(12)
Available-for-sale securities unrealized net gain (loss)	—	3
Total accumulated other comprehensive income (loss)	$(1,693)	$(1,732)
Note 5 Notes payable and long-term debt

The following table presents the components of notes payable at October 2, 2021 and January 2, 2021:

	October 2, 2021		January 2, 2021
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$302	0.15%	$25	0.20%
Bank borrowings	195		77
Total	$497		$102

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$9	$9	$27	$27
Interest cost	25	31	75	99
Expected return on plan assets	(76)	(87)	(231)	(257)
Amortization of unrecognized prior service cost	2	1	6	5
Recognized net (gain) loss	83	7	63	64
Net periodic benefit cost	$43	$(39)	$(60)	$(62)
Curtailment (gain) loss	(1)	—	(1)	(7)
Total pension (income) expense	$42	$(39)	$(61)	$(69)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$3	$2	$9	$9
Interest cost	5	7	15	23
Expected return on plan assets	(23)	(24)	(69)	(70)
Amortization of unrecognized prior service cost	(2)	(1)	(6)	(6)
Total postretirement benefit (income) expense	$(17)	$(16)	$(51)	$(44)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$1	$1	$3	$3
Interest cost	1	1	1	1
Recognized net (gain) loss	—	—	(2)	(2)
Total postemployment benefit expense	$2	$2	$2	$2

For the quarter and year-to-date periods ended October 2, 2021, the Company recognized a loss of $83 million and $63 million, respectively, related to the remeasurement of certain U.S. pension plans. For the quarter and year-to-date periods ended September 26, 2020, the Company recognized a loss of $7 million and $15 million, respectively, related to the remeasurement of a U.S. pension plan. These remeasurements were each the result of distributions that exceeded service and interest costs resulting in settlement accounting for that particular plan. For the quarter and year-to-date periods ended October 2, 2021, the remeasurement loss was driven primarily by lower than expected asset returns. For the quarter and year-to-date periods ended September 26, 2020, the remeasurements recognized were due primarily to changes in the discount rate relative to the previous measurements.

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

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
October 2, 2021	$—	$5	$5
September 26, 2020	$1	$6	$7
Year-to-date period ended:
October 2, 2021	$2	$13	$15
September 26, 2020	$4	$15	$19
Full year:
Fiscal year 2021 (projected)	$6	$19	$25
Fiscal year 2020 (actual)	$8	$24	$32

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
Note 7 Income taxes
The consolidated effective tax rate for the quarters ended October 2, 2021 and September 26, 2020 was 24% and 16%, respectively. The consolidated effective tax rate for the year-to-date periods ended October 2, 2021 and September 26, 2020 was 25% and 20%, respectively.

The effective tax rate for the quarter ended October 2, 2021, was unfavorably impacted by the establishment of a full valuation allowance of $20 million related to certain foreign deferred tax assets. During the current quarter, the Company determined that certain foreign deferred tax assets were no longer more likely than not to be realized in the future and a full valuation allowance was recorded on a discrete period basis. For the year-to-date period ended October 2, 2021, the effective tax rate was unfavorably impacted by the aforementioned valuation allowance as well as tax legislation in the United Kingdom (UK). During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate.

The effective tax rate for the quarter and year-to-date periods ended September 26, 2020, were favorably impacted by the reversal of a liability for uncertain tax positions of $32 million, resulting from the finalization of a tax examination. The reserves were related to the Company's estimate of the transition tax liability in conjunction with the finalization of accounting under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

As of October 2, 2021, the Company classified $13 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of October 2, 2021 was $60 million. Of this balance, $51 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $14 million at October 2, 2021.

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
Total notional amounts of the Company’s derivative instruments as of October 2, 2021 and January 2, 2021 were as follows:

(millions)	October 2, 2021	January 2, 2021
Foreign currency exchange contracts	$3,104	$2,856
Cross-currency contracts	1,360	1,411
Interest rate contracts	2,836	2,632
Commodity contracts	393	314
Total	$7,693	$7,213
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at October 2, 2021 and January 2, 2021, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of October 2, 2021 or January 2, 2021.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 2, 2021 and January 2, 2021:
Derivatives designated as hedging instruments

	October 2, 2021			January 2, 2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$27	$27	$—	$14	$14
Other assets	—	15	15	—	16	16
Interest rate contracts(a):
Other current assets	—	46	46	—	—	—
Other assets	—	51	51	—	60	60
Total assets	$—	$139	$139	$—	$90	$90
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$—	$—	$—	$(13)	$(13)
Other Liabilities	—	(7)	(7)	—	(21)	(21)
Interest rate contracts:
Other current liabilities	—	—	—	—	(3)	(3)
Total liabilities	$—	$(7)	$(7)	$—	$(37)	$(37)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.2 billion as of October 2, 2021 and $0.8 billion as of January 2, 2021.
Derivatives not designated as hedging instruments

	October 2, 2021			January 2, 2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$30	$30	$—	$48	$48
Other assets	—	3	3	—	—	—
Interest rate contracts:
Other current assets	—	4	4	—	4	4
Other assets	—	4	4	—	13	13
Commodity contracts:
Other current assets	17	—	17	9	—	9
Total assets	$17	$41	$58	$9	$65	$74
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(41)	$(41)	$—	$(73)	$(73)
Other liabilities	—	(5)	(5)	—	(4)	(4)
Interest rate contracts:
Other current liabilities	—	(7)	(7)	—	(6)	(6)
Other liabilities	—	(11)	(11)	—	(22)	(22)
Commodity contracts:
Other current liabilities	(1)	—	(1)	(1)	—	(1)
Total liabilities	$(1)	$(64)	$(65)	$(1)	$(105)	$(106)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.4 billion as of October 2, 2021 and $2.8 billion as of January 2, 2021.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of October 2, 2021 and January 2, 2021.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		October 2, 2021	January 2, 2021	October 2, 2021	January 2, 2021
Interest rate contracts	Long-term debt	$2,940	$2,568	$22	$25
(a) The hedged long-term debt includes $14 million and $16 million of hedging adjustment on discontinued hedging relationships as of October 2, 2021 and January 2, 2021, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of October 2, 2021 and January 2, 2021 would be adjusted as detailed in the following table:

As of October 2, 2021:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$197	$(59)	$—	$138
Total liability derivatives	$(72)	$59	$7	$(6)

As of January 2, 2021:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$164	$(116)	$—	$48
Total liability derivatives	$(143)	$116	$5	$(22)
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended October 2, 2021 and September 26, 2020 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign currency denominated long-term debt	$57	$(94)	$—	$—
Cross-currency contracts	30	(61)	5	8	Interest expense
Total	$87	$(155)	$5	$8
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 2, 2021	September 26, 2020
Foreign currency exchange contracts	COGS	$13	$(3)
Foreign currency exchange contracts	Other income (expense), net	(1)	(1)
Foreign currency exchange contracts	SG&A	1	(1)
Commodity contracts	COGS	29	17
Total		$42	$12

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended October 2, 2021 and September 26, 2020 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Foreign currency denominated long-term debt	$128	$(103)	$—	$—
Cross-currency contracts	47	1	15	26	Interest expense
Total	$175	$(102)	$15	$26
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 2, 2021	September 26, 2020
Foreign currency exchange contracts	COGS	$(13)	$43
Foreign currency exchange contracts	Other income (expense), net	(2)	5
Foreign currency exchange contracts	SGA	6	3
Interest rate contracts	Interest expense	1	1
Commodity contracts	COGS	96	(33)
Total		$88	$19
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended October 2, 2021 and September 26, 2020:

	October 2, 2021	September 26, 2020
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$55	$63
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	3	(2)
Derivatives designated as hedging instruments	(2)	2

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(4)	(4)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended October 2, 2021 and September 26, 2020:

	October 2, 2021	September 26, 2020
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$172	$196
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	3	(5)
Derivatives designated as hedging instruments	(2)	6

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(19)	(11)
During the next 12 months, the Company expects $17 million of net deferred losses reported in AOCI at October 2, 2021 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on October 2, 2021 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of October 2, 2021 triggered by credit-risk-related contingent features.

Other fair value measurements

Marketable Securities
During the quarter and year-to-date periods ended September 26, 2020, the Company invested $50 million and $250 million, respectively, in a mutual fund holding short term debt securities. The investment was measured at fair value using the net asset value (NAV) per share as a practical expedient and as a result, this investment has not been classified in the fair value hierarchy. As of September 26, 2020, fair value using NAV was $250 million.

Available for sale securities

	October 2, 2021			January 2, 2021
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$51	$—	$51	$62	$3	$65
During the year-to-date period ended October 2, 2021, the Company's investments in level 2 corporate bonds were sold for approximately $69 million resulting in a gain of $2 million, recorded in Other income and (expense). Also during the year-to-date period ended October 2, 2021, the Company invested approximately $56 million in level 2 corporate bonds.

The market values of the Company's investments in level 2 corporate bonds are based on matrices or models from pricing vendors. Unrealized gains and losses are included in the Consolidated Statement of Comprehensive Income. Additionally, these investments are recorded within Other current assets and Other assets on the Consolidated Balance Sheet, based on the maturity of the individual security. The maturity dates of the securities range from 2022 to 2036.

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

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7.8 billion and $7.0 billion, respectively, as of October 2, 2021. The fair value and carrying value of the Company's long-term debt was $7.7 billion and $6.7 billion, respectively, as of January 2, 2021.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $101 million, net of collateral already received from those counterparties, as of October 2, 2021.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of October 2, 2021, the Company posted $7 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 22% of consolidated trade receivables at October 2, 2021.
Note 9 Reportable segments
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net sales
North America	$2,056	$2,059	$6,199	$6,323
Europe	631	552	1,827	1,624
Latin America	252	236	754	686
AMEA	683	582	1,981	1,673
Consolidated	$3,622	$3,429	$10,761	$10,306
Operating profit
North America	$328	$321	$1,070	$1,151
Europe	96	63	277	224
Latin America	29	31	88	84
AMEA	60	58	186	142
Total Reportable Segments	513	473	1,621	1,601
Corporate	(66)	(62)	(198)	(225)
Consolidated	$447	$411	$1,423	$1,376

Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Snacks	$1,712	$1,593	$5,015	$4,669
Cereal	1,313	1,324	4,023	4,093
Frozen	277	279	841	857
Noodles and other	320	233	882	687
Consolidated	$3,622	$3,429	$10,761	$10,306

Note 10 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	October 2, 2021 (unaudited)	January 2, 2021
Trade receivables	$1,441	$1,272
Allowance for credit losses	(17)	(19)
Refundable income taxes	20	66
Other receivables	236	218
Accounts receivable, net	$1,680	$1,537
Raw materials and supplies	$374	$338
Finished goods and materials in process	1,004	946
Inventories	$1,378	$1,284
Intangible assets not subject to amortization	$2,048	$2,068
Intangible assets subject to amortization, net	393	423
Other intangibles, net	$2,441	$2,491

Note 11 Contingencies
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at October 2, 2021. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

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

Protect employee health and safety
The health and safety of our employees is our top priority. From the outset of the pandemic, the Company has designed and implemented a number of actions across the business including restricting travel and visitors to its facilities, limiting external group meetings and establishing safety procedures for any potentially exposed employees. At this time, most of our office employees continue to work remotely to minimize the exposure of our employees to COVID-19. For those who are not able to work remotely, the Company has implemented enhanced protocols at all of our facilities to protect our employees, including temperature checks, social distancing, response plans, face coverings, contact tracing, enhanced sanitation procedures, and additional personal protection equipment

Maintain our ability to produce and deliver essential food supply
In addition to our efforts to keep our people safe, the Company has taken several actions to ensure that we maintain our ability to operate effectively during this pandemic, providing our foods to our customers and consumers. In certain parts of the world, the reacceleration of COVID cases has brought new governmental restrictions, in some instances causing temporary reductions in production. Additionally, as a result of global supply imbalances, we have managed through bottlenecks and shortages of materials, labor, and freight that have required us to pursue alternative sources, incremental capacity, and temporary labor. We continue to take the appropriate actions to ensure the continuity of our business.

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

Support communities
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

•Adjusted: operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, gain/loss on the divestiture, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including tax reform in the UK and U.S. and certain foreign valuation allowances. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodity contracts, certain equity investments, and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market expense of $59 million and $45 million for the quarter and year-to-date periods ended October 2, 2021, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $83 million and $63 million for the quarter and year-to-date periods ended October 2, 2021, respectively and a pre-tax mark-to-market gain on equity investments of $20 million for the quarter and year-to-date periods ended October 2, 2021. Additionally, we recorded a pre-tax mark-to-market expense of $3 million and $71 million for the quarter and year-to-date periods ended September 26, 2020, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $7 million and $64 million for the quarter and year-to-date periods ended September 26, 2020, respectively.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $6 million and $19 million for the quarter and year-to-date periods ended October 2, 2021, respectively. We also recorded pre-tax charges of $23 million for the year-to-date period ended September 26, 2020.

Multi-employer pension plan withdrawal
During the second quarter of 2020, the Company recorded a pre-tax gain of approximately $5 million related to the settlement of a multi-employer pension plan withdrawal liability.

Foreign valuation allowance
During the third quarter of 2021, the Company determined that certain foreign deferred tax assets were no longer more likely than not to be realized in the future and a full valuation allowance of $20 million was recorded.

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

Financial results
For the quarter ended October 2, 2021, our reported net sales increased 5.6% versus the prior year on positive price/mix across all regions and volume growth in Europe and AMEA. Organic net sales increased 5.1% from the prior year excluding foreign currency.

Third quarter reported operating profit increased 9.1% versus the year-ago quarter due to higher net sales and lapping incremental prior year brand building investment that shifted from the first half of 2020. Currency-neutral adjusted operating profit increased 11.2%, after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency translation.

Reported diluted EPS of $0.89 for the quarter decreased 12% compared to the prior year quarter of $1.01 due primarily to higher mark-to-market expense and a higher effective tax rate compared to the prior year. Currency-neutral adjusted diluted EPS of $1.07 for the quarter increased 18% from the prior year quarter on strong operating profit growth, after excluding mark-to-market, business and portfolio realignment, certain Foreign valuation allowances, and foreign currency translation.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Reported net income	$307	$348	$1,055	$1,046
Mark-to-market (pre-tax)	(59)	3	(45)	(71)
Business and portfolio realignment (pre-tax)	(6)	—	(19)	(23)
Multi-employer pension plan withdrawal (pre-tax)	—	—	—	5
Income tax impact applicable to adjustments, net*	17	(1)	16	22
Foreign valuation allowance	(20)	—	(20)	—
UK tax rate change	—	—	(23)	—
U.S. Tax Reform	—	32	—	32
Adjusted net income	$375	$313	$1,145	$1,080
Foreign currency impact	8	—	40	—
Currency-neutral adjusted net income	$367	$313	$1,105	$1,080
Reported diluted EPS	$0.89	$1.01	$3.07	$3.03
Mark-to-market (pre-tax)	(0.17)	0.01	(0.13)	(0.21)
Business and portfolio realignment (pre-tax)	(0.02)	—	(0.05)	(0.06)
Multi-employer pension plan withdrawal (pre-tax)	—	—	—	0.01
Income tax impact applicable to adjustments, net*	0.05	—	0.05	0.07
Foreign valuation allowance	(0.06)	—	(0.06)	—
UK tax rate change	—	—	(0.07)	—
U.S. Tax Reform	—	0.09	—	0.09
Adjusted diluted EPS	$1.09	$0.91	$3.33	$3.13
Foreign currency impact	0.02	—	0.11	—
Currency-neutral adjusted diluted EPS	$1.07	$0.91	$3.22	$3.13
Currency-neutral adjusted diluted EPS growth	17.6%		2.9%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2021 versus 2020:

Quarter ended October 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,055	$631	$252	$683	$—	$3,622
Foreign currency impact on total business (inc)/dec	7	14	11	(15)	—	17
Organic net sales	$2,048	$617	$241	$698	$—	$3,604

Quarter ended September 26, 2020
(millions)
Reported net sales	$2,059	$552	$236	$582	$—	$3,429

% change - 2021 vs. 2020:
Reported growth	(0.2)%	14.3%	6.7%	17.4%	—%	5.6%
Foreign currency impact on total business (inc)/dec	0.3%	2.6%	4.5%	(2.6)%	—%	0.5%
Organic growth	(0.5)%	11.7%	2.2%	20.0%	—%	5.1%
Volume (tonnage)	(4.5)%	10.3%	(2.7)%	8.6%	—%	1.4%
Pricing/mix	4.0%	1.4%	4.9%	11.4%	—%	3.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended October 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$328	$96	$29	$60	$(66)	$447
Mark-to-market	—	—	1	—	3	4
Business and portfolio realignment	(6)	2	—	—	(1)	(6)
Adjusted operating profit	$334	$94	$28	$60	$(67)	$449
Foreign currency impact	1	3	1	(1)	1	4
Currency-neutral adjusted operating profit	$333	$92	$27	$62	$(68)	$445

Quarter ended September 26, 2020
(millions)
Reported operating profit	$321	$62	$31	$59	$(62)	$411
Mark-to-market	—	—	—	—	10	10
Adjusted operating profit	$321	$62	$31	$59	$(72)	$400

% change - 2021 vs. 2020:
Reported growth	2.1%	55.1%	(7.2)%	3.7%	(6.0)%	9.1%
Mark-to-market	—%	—%	3.8%	—%	(10.4)%	(1.6)%
Business and portfolio realignment	(2.2)%	3.9%	(1.0)%	0.2%	(1.8)%	(1.5)%
Adjusted growth	4.3%	51.2%	(10.0)%	3.5%	6.2%	12.2%
Foreign currency impact	0.4%	4.3%	3.4%	(2.3)%	1.0%	1.0%
Currency-neutral adjusted growth	3.9%	46.9%	(13.4)%	5.8%	5.2%	11.2%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the third quarter decreased 0.2% versus the prior year as volume declined as a result of supply disruptions and lapping year-ago growth. Organic net sales decreased 0.5% after excluding the impact of foreign currency.

Net sales % change - third quarter 2021 vs. 2020:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	3.6%	0.2%	3.4%
Cereal	(6.6)%	0.5%	(7.1)%
Frozen	(0.7)%	0.3%	(1.0)%

North America snacks net sales increased 3.6% led by the performance of its largest brands, Cheez-it and Pringles, which grew consumption and share during the quarter.

North America cereal net sales decreased 6.6% and North America frozen foods net sales decreased 0.7% during the quarter as they lapped strong prior year pandemic-related growth and current quarter supply constraints.

North America operating profit increased 2.1% primarily due to lapping incremental prior year brand investment that shifted from the first half of 2020 partially offset by inflation as a result of shortages in materials, freight, and labor. Currency-neutral adjusted operating profit increased 3.9%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 14% benefiting from higher volume and price/mix due to growth in both cereal and snacks, led by the UK and Russia. Organic net sales increased 12% after excluding the impact of foreign currency.

Cereal net sales growth for the quarter was led by the UK and supported by overall regional share gains.

Snacks net sales growth was broad-based across the region led by Pringles continued outpacing of category growth.

Reported operating profit increased 55% due to higher net sales and lapping incremental brand investment that shifted from the first half of 2020. Currency-neutral adjusted operating profit increased 47% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 6.7% due primarily to broad-based growth across the region, led by snacks, and favorable foreign currency translation. Organic net sales increased 2.2%, after excluding the impact of foreign currency.

Reported operating profit decreased 7.2% due to primarily to input cost inflation and supply chain challenges and lapping strong prior year growth aided by the pandemic, partially offset by favorable foreign currency translation. Currency-neutral adjusted operating profit decreased 13% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales increased 17% and organic net sales increased 20% after excluding the impact of foreign currency. This growth was due to both volume and price-mix, led by Africa, as well as growth in cereal in Australia and Asia, partially offset by the impact of COVID-related production restrictions on Pringles during the quarter.

Reported operating profit increased 4% due primarily to higher net sales, lower business and portfolio realignment charges, and favorable foreign currency partially offset by cost inflation. Currency-neutral adjusted operating profit increased 6%, after excluding the impact of foreign currency and business and portfolio realignment.

Corporate
Reported operating profit decreased $4 million versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $4 million from the prior year after excluding mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended October 2, 2021 versus September 26, 2020:

Year-to-date period ended October 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$6,199	$1,827	$753	$1,981	$—	$10,761
Foreign currency impact on total business (inc)/dec	33	105	21	(10)	—	149
Organic net sales	$6,166	$1,722	$733	$1,992	$—	$10,612

Year-to-date period ended September 26, 2020
(millions)
Reported net sales	$6,323	$1,624	$686	$1,673	$—	$10,306

% change - 2021 vs. 2020:
Reported growth	(2.0)%	12.5%	9.9%	18.4%	—%	4.4%
Foreign currency impact on total business (inc)/dec	0.5%	6.5%	3.0%	(0.6)%	—%	1.4%
Organic growth	(2.5)%	6.0%	6.9%	19.0%	—%	3.0%
Volume (tonnage)	(6.1)%	2.0%	0.3%	5.3%	—%	(1.3)%
Pricing/mix	3.6%	4.0%	6.6%	13.7%	—%	4.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended October 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,070	$277	$87	$186	$(198)	$1,423
Mark-to-market	—	—	1	—	(2)	(2)
Business and portfolio realignment	(12)	2	(4)	—	(4)	(19)
Adjusted operating profit	$1,082	$275	$91	$186	$(191)	$1,443
Foreign currency impact	5	17	3	4	2	31
Currency-neutral adjusted operating profit	$1,078	$258	$87	$182	$(193)	$1,413

Year-to-date period ended September 26, 2020
(millions)
Reported operating profit	$1,151	$224	$84	$142	$(225)	$1,376
Mark-to-market	—	—	—	—	(7)	(7)
Business and portfolio realignment	1	(3)	(4)	(12)	(4)	(23)
Multi-employer pension plan exit liability	5	—	—	—	—	5
Adjusted operating profit	$1,145	$227	$88	$155	$(214)	$1,401

% change - 2021 vs. 2020:
Reported growth	(7.0)%	23.9%	4.0%	30.7%	12.3%	3.4%
Mark-to-market	—%	—%	0.8%	—%	1.9%	0.4%
Business and portfolio realignment	(1.1)%	2.4%	0.3%	10.4%	(0.2)%	0.3%
Multi-employer pension plan withdrawal	(0.4)%	—%	—%	—%	—%	(0.3)%
Adjusted growth	(5.5)%	21.5%	2.9%	20.3%	10.6%	3.0%
Foreign currency impact	0.4%	7.5%	3.7%	2.6%	0.9%	2.2%
Currency-neutral adjusted growth	(5.9)%	14.0%	(0.8)%	17.7%	9.7%	0.8%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period decreased 2.0% versus the prior year lapping elevated demand for packaged foods consumed at home during the early stages of the pandemic last year. Organic net sales decreased 2.5% after excluding the impact of foreign currency.

Net sales % change - third quarter year-to-date 2021 vs. 2020:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	3.0%	0.4%	2.6%
Cereal	(10.0)%	0.8%	(10.8)%
Frozen	(2.0)%	0.4%	(2.4)%

North America snacks net sales increased 3.0% led by the performance of its largest brands, Cheez-it and Pringles, which grew consumption and share during the year-to-date period.

North America cereal net sales decreased 10% and North America frozen foods net sales decreased 2.0% during the year-to-date period, as they lapped strong prior year pandemic-related growth and current period supply constraints.

North America operating profit decreased 7.0% compared to the prior year due to lower net sales and input cost inflation and incremental costs and inefficiencies related to broader shortages. Currency-neutral adjusted operating profit decreased 5.9%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 12.5% due to growth in snacks, as well as favorable foreign currency translation. Organic net sales increased 6.0% after excluding the impact of foreign currency.

Cereal net sales growth for the year-to-date period was driven by favorable foreign currency translation offset by lapping a pandemic-related surge in consumption growth during the prior year.

Snacks net sales growth was led by sustained momentum in Pringles, driven by innovation, effective advertising, and successful consumer promotions.

Reported operating profit increased 24% due primarily to higher net sales and favorable foreign currency translation partially offset by lapping unusually high operating leverage and postponement of brand investment during the onset of the pandemic. Currency-neutral adjusted operating profit increased 14% after excluding the impact of foreign currency, and business and portfolio realignment.

Latin America
Reported net sales increased 10% due primarily to broad-based growth across the region, led by snacks, and favorable foreign currency translation. Organic net sales increased 6.9%, after excluding the impact of foreign currency.

Reported operating profit increased 4.0% due to favorable foreign currency translation partially offset by input cost inflation. Currency-neutral adjusted operating profit decreased 0.8% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales increased 18% due to broad-based growth across the region and categories resulting from favorable price/mix and higher volume. Organic net sales also increased 19%.

Noodles and other net sales increased lead by strong growth from Multipro as well as our Kellogg's branded noodles business.

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Cereal net sales growth was driven by broad-based growth across Asia and Australia.

Reported operating profit increased 31% due primarily to operating leverage from higher net sales and the lapping of prior year business and portfolio realignment charges. Currency-neutral adjusted operating profit increased 18%, after excluding the impact of business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit increased $27 million versus the comparable prior year period due primarily to favorable mark-to-market impact and lower incentive compensation expense. Currency-neutral adjusted operating profit increased $21 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended October 2, 2021 and September 26, 2020 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	October 2, 2021		September 26, 2020		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,165	32.1%	$1,200	35.0%	(2.9)
Mark-to-market	4	0.1%	11	0.3%	(0.2)
Business and portfolio realignment	(6)	(0.2)%	—	—%	(0.2)
Multi-employer pension plan withdrawal	—	—%	—	—%	—
Adjusted	1,167	32.2%	1,189	34.7%	(2.5)
Foreign currency impact	9	0.1%	—	—%	0.1
Currency-neutral adjusted	$1,157	32.1%	$1,189	34.7%	(2.6)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 290 basis points versus the prior year as cost inflation and a mix shift towards emerging markets and lapping substantial operating leverage in the prior year quarter, more than offset productivity improvements and price realization. Currency-neutral adjusted gross margin decreased 260 basis points compared to the third quarter of 2020 after eliminating the impact of mark-to-market, business and portfolio realignment, and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended October 2, 2021 and September 26, 2020 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	October 2, 2021		September 26, 2020		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,554	33.0%	$3,542	34.4%	(1.4)
Mark-to-market	(9)	(0.1)%	(10)	(0.1)%	—
Business and portfolio realignment	(8)	(0.1)%	(4)	—%	(0.1)
Multi-employer pension plan withdrawal	—	—%	$5	—%	—
Adjusted	3,571	33.2%	3,551	34.5%	(1.3)
Foreign currency impact	65	0.2%	—	—%	0.2
Currency-neutral adjusted	$3,506	33.0%	$3,551	34.5%	(1.5)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period decreased 140 basis points versus the prior year as the impact of productivity improvements and price realization was more than offset by cost inflation, a mix shift towards emerging markets, and lapping substantial operating leverage in the prior year-to-date period when our plants were running limited SKUs at maximum capacity due to the acceleration of demand as a result of the pandemic. Currency-neutral adjusted gross margin decreased 150 basis points compared to 2020.

Restructuring Programs
We view our restructuring programs as part of our operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 3 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs), is when the project begins to deliver cash savings and/or reduced depreciation.

During the third quarter of 2021, the Company announced a reconfiguration of the North America reportable segment supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by early 2024, with related productivity improvements commencing in 2023. The overall project is expected to result in cumulative pretax charges of approximately $45 million, which include employee-related costs of $4 million, other cash costs of $21 million and non-cash costs, primarily consisting of accelerated depreciation and asset write-off's, of $20 million. Charges incurred related to this restructuring program were $4 million during the quarter and year-to-date periods ended October 2, 2021. These charges primarily related to severance costs, and were recorded in COGS expense.

All other restructuring projects were immaterial during the periods presented.

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

Interest expense
For the quarters ended October 2, 2021 and September 26, 2020, interest expense was $55 million and $63 million, respectively. For the year-to-date periods ended October 2, 2021 and September 26, 2020, interest expense was $172 million and $196 million, respectively. The decrease from the prior year is due primarily to lower average outstanding debt compared to the prior year as a result of the debt redemptions in December 2020 and May 2021.

Income Taxes
Our reported effective tax rate for the quarters ended October 2, 2021 and September 26, 2020 was 24% and 16%, respectively. Our reported effective tax rate for the year-to-date periods ended October 2, 2021 and September 26, 2020 was 25% and 20%, respectively. The effective tax rate for the quarter ended October 2, 2021, was unfavorably impacted by the establishment of a full valuation allowance of $20 million related to certain foreign deferred tax assets. During the quarter, the Company determined that certain foreign deferred tax assets were no longer more likely than not to be realized in the future and a full valuation allowance was recorded on a discrete period basis. The effective tax rate for the year-to-date period ended October 2, 2021, was unfavorably impacted by the aforementioned valuation allowance as well as tax legislation in the UK. During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate.
The adjusted effective tax rate for the quarters ended October 2, 2021 and September 26, 2020 was 20% and 23%, respectively. The adjusted effective tax rate for the year-to-date periods ended October 2, 2021 and September 26, 2020 was 22% and 23%, respectively.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Reported income taxes	$92	$65	$345	$268
Mark-to-market	(16)	1	(12)	(19)
Business and portfolio realignment	(1)	—	(5)	(4)
Multi-employer pension plan withdrawal	—	—	—	1
Foreign valuation allowance	20	—	20	—
UK tax rate change	—	—	23	—
U.S. Tax Reform	—	(32)	—	(32)
Adjusted income taxes	$89	$97	$318	$323
Reported effective income tax rate	23.5%	15.6%	24.5%	20.1%
Mark-to-market	(0.4)%	—%	(0.1)%	(0.3)%
Business and portfolio realignment	(0.1)%	—%	—%	—%
Multi-employer pension plan withdrawal	—%	—%	—%	—%
Foreign valuation allowance	4.4%	—%	1.4%	—%
UK tax rate change	—%	—%	1.6%	—%
U.S. Tax Reform	—%	(7.8)%	—%	(2.3)%
Adjusted effective income tax rate	19.5%	23.3%	21.6%	22.7%
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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.2 billion and $1.3 billion as of October 2, 2021 and September 26, 2020, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	October 2, 2021	January 2, 2021
Notes payable	$497	$102
Current maturities of long-term debt	16	627
Long-term debt	7,020	6,746
Total debt liabilities	$7,533	$7,475
Less:
Cash and cash equivalents	(440)	(435)
Net debt	$7,093	$7,040

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$1,145	$1,593
Investing activities	(385)	(649)
Financing activities	(740)	21
Effect of exchange rates on cash and cash equivalents	(15)	(33)
Net increase (decrease) in cash and cash equivalents	$5	$932

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the year-to-date period ended October 2, 2021, totaled $1,145 million compared to $1,593 million in the prior year period. The decrease is due primarily to higher year-over-year income tax payments and changes in incentive compensation and other accruals during the period.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 9 days and negative 10 days for the 12 month periods ended October 2, 2021 and September 26, 2020, respectively.
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

	Year-to-date period ended
(millions)	October 2, 2021	September 26, 2020
Net cash provided by operating activities	$1,145	$1,593
Additions to properties	(408)	(326)
Cash flow	$737	$1,267
Our non-GAAP measure for cash flow declined to $737 million in the year-to-date period ended October 2, 2021, from $1,267 million in the prior year period due primarily to higher capital expenditures as projects were delayed in the prior year due to the pandemic, and higher year-over-year income tax payments and changes in incentive compensation and other accruals from the prior period.

Investing activities
Our net cash used in investing activities totaled $385 million for the year-to-date period ended October 2, 2021 compared to $649 million in the comparable prior year period. The impact of cash outflow from the purchase of securities in the prior year period was partially offset by higher capital expenditures during the current period.

Financing activities
Our net cash used in financing activities for the quarter ended October 2, 2021 totaled $740 million compared to cash provided of $21 million during the comparable prior year period. The year-over-year variance was driven by the repayment of €500 million, seven-year 1.75% Euro Notes upon maturity in May 2021 and the repurchase of $240 million of our common stock during the current year, partially offset by the May 2021 issuance of €300 million eight-year 0.50% Euro Notes due 2029.

In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. The authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the year-to-date period ended October 2, 2021, were 4 million shares for $240 million. The Company did not purchase shares in the year-to-date period ended September 26, 2020.

We paid cash dividends of $590 million in the year-to-date period ended October 2, 2021, compared to $586 million during the comparable prior year period. In October 2021, the board of directors declared a dividend of $.58 per common share, payable on December 15, 2021 to shareholders of record at the close of business on December 1, 2021.

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

The Five-Year and 364 Day Credit Agreements, which had no outstanding borrowings as October 2, 2021, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of October 2, 2021.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $1.1 billion, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $611 million and $783 million remained outstanding under this arrangement as of October 2, 2021 and January 2, 2021, respectively.

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

Future outlook

Kellogg Company affirmed its full-year financial guidance on operating profit, earnings per share and cash flow, as an improved outlook for net sales is offset by the impact of industry-wide supply chain challenges and high cost inflation expected to persist for the remainder of the year. Specifically, the Company's updated its guidance as follows:

•Organic net sales growth is now expected to be 2-3% in 2021, an increase from previous guidance of 0-1%, despite lapping last year's exceptional growth.

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

Due to the current supply and labor challenges, operating profit, earnings per share, and cash flow could finish at the lower end of these guidance ranges. Excluded from this guidance are any significant disruptions related to the pandemic, the global economy, a prolonged U.S. labor strike, or unexpected events that may be realized in the remainder of the year.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2021:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Income tax impact applicable to adjustments, net**			~$0.03
UK tax rate change			$0.07
Foreign valuation allowance			$0.06
Currency-neutral adjusted guidance*		~(1)-(2)%	~1-2%
Organic guidance*	~2-3%
* 2021 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2021 include impacts of mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments, and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.
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

Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the length and severity of the Company's current work stoppage at U.S. cereal manufacturing plants, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
Refer to disclosures contained within Item 7A of our 2020 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 2, 2021.

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

During the year-to-date period ended October 2, 2021, we entered into interest rate contracts with notional amounts totaling $450 million. The interest rate contracts are designated as fair value hedges of certain U.S. Dollar debt. We have interest rate contracts with notional amounts totaling $2.8 billion representing a net settlement receivable of $87 million as of October 2, 2021. We had interest rate contracts with notional amounts totaling $2.6 billion representing a net settlement receivable of $46 million as of January 2, 2021.

During the quarter ended October 2, 2021, we settled cross currency swaps with notional amounts totaling approximately €600 million, resulting in a gain of $18 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the quarter ended October 2, 2021, we also entered into cross currency swaps with notional amounts totaling approximately €600 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.4 billion outstanding as of October 2, 2021 representing a net settlement receivable of $35 million. The total notional amount of cross currency swaps outstanding as of January 2, 2021 was $1.4 billion representing a net settlement obligation of $4 million.
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
As of October 2, 2021, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Risks Related to Our Operations
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions have occurred and are occurring, including an ongoing work stoppage and related negotiations of a collectively bargained agreement at our U.S. ready-to-eat cereal manufacturing locations, and could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended October 2, 2021.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/4/2021 - 7/31/2021	—	$—	—	$1,260
Month #2:
8/1/2021 - 8/28/2021	—	$—	—	$1,260
Month #3:
8/29/2021 - 10/2/2021	—	$—	—	$1,260
Total	—	$—	—

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 5, 2021

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