Form 10-K
period 2022-01-01
KELLOGG CO
filed 2022-02-22
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2022

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☑    No  ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 2, 2021 was approximately $17.9 billion based on the closing price of $64.02 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 29, 2022, 341,674,873 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2022 are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
The Company. Kellogg Company, founded in 1906 and incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of snacks and convenience foods.
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
Financial Information About Segments. Information on segments is located in Note 16 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 22, 2022, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as in certain geographies.
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
Additional information pertaining to the relative sales of our products for the years 2019 through 2021 is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Environmental, Social and Governance (ESG) Leadership. In 2020, Kellogg launched a refreshed vision and purpose. Our vision is a good and just world where people are not just fed, but fulfilled. Our purpose is creating better days, and a place at the table for everyone, through our trusted food brands. Our vision and purpose are integrated into our Deploy For Growth business strategy. Our ESG leadership in areas like Nourishing with our Foods, Feeding People in Need, Nurturing our Planet, and Living our Founder's Values are key to how we bring our Vision and Purpose to life.

This work is not new - we’ve been making progress on these topics for many years and have been reporting our results annually through our Corporate Responsibility Report (soon to be called ESG report) and other disclosures since 2009. Each year, we assess which ESG topics are included and highlight progress on our commitments. We also report against the Sustainability Accounting Standards Board (“SASB”) and Global Reporting Initiative ("GRI") reporting frameworks, as well as many other industry disclosures like CDP and the Dow Jones Sustainability Index. In 2021, Kellogg’s sustainability performance is within the top 15% of our industry according to the 2021 S&P Global ESG Yearbook, making Kellogg among the world’s highest performing sustainable companies.

Our Commitments. Kellogg’s global ESG strategy, Kellogg’s® Better Days™, has helped make billions of days better for people in need. In 2019, Kellogg expanded our commitments again to increase ambition, capture a broader set of goals, and align to the United Nations Sustainable Development Goals. Kellogg is addressing food security and creating Better Days for 3 billion people by the end of 2030, from a 2015 baseline. To do so, we’re focused on the interconnected issues of wellbeing, hunger relief and climate resiliency to drive positive change for people, communities and the planet. Specifically, we are committed to:

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
•Living our founder’s values by engaging at least 1.5 billion people in the issue of global food security by advocating on behalf of children facing hunger, encouraging employee volunteerism, ensuring an ethical supply chain, and supporting diversity and inclusion.

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

Due to these risks, Kellogg has implemented major short- and long-term initiatives to mitigate and adapt to these environmental pressures, as well as the resulting challenge of food security. While these risks are not currently impacting business growth, they must be monitored, evaluated, and mitigated. The Company has incorporated the risks and opportunities of climate change and food security as part of the Deploy For Growth Strategy and Kellogg’s® Better Days™ by continuing to identify risk, incorporate sustainability indicators into strategic priorities, and report regularly to leadership, the Board, and publicly. Kellogg has been recognized as a 2021 CDP Supplier Engagement Leader, representing the top 7% of companies who disclosed to the full climate questionnaire.

Oversight. Kellogg Company’s Social Responsibility and Public Policy Committee of the Board of Directors oversees our ESG strategy. Our Executive Committee, a committee composed of senior leaders including the Senior Vice President (SVP) of Global Corporate Affairs who reports to the Chairman and CEO, are responsible for successfully implementing the strategy and regularly updating the CEO and Board Committee. Our Chief Sustainability Officer (CSO) reports to the SVP of Global Corporate Affairs. Additionally, numerous leaders are accountable for achieving specific corporate responsibility commitments, based on their roles.

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
We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. Despite our ability to source materials necessary to meet increased demand for our products, certain ingredients, packaging and other goods and services have been adversely impacted by the COVID-19 pandemic. Although we are unable to predict the impact to our ability to source these materials and services in the future, we expect supply pressures, supply chain and logistics delays, and other disruptions to continue through 2022. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.
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
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2021, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2021. During 2021, our top five customers, collectively, including Wal-Mart, accounted for approximately 32% of our consolidated net sales and approximately 53% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 1, 2022 and January 2, 2021 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2021-$134; 2020-$135; 2019-$144. Information concerning our research and development expense is located in Note 1 within Notes to the Consolidated Financial Statements.
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

Human Capital Resources. On January 1, 2022, we had approximately 31,000 employees. We are also party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees.

Equity, Diversity and Inclusion: In 2005, Kellogg established an Office of Diversity & Inclusion. Since this time, our Company has enhanced our strategy to lead with Equity and be known as the Office of Equity, Diversity and Inclusion. This office has been focused on recruiting and retaining employees, creating awareness of diversity issues, fostering a supportive, positive environment where inclusive behaviors are the norm, and embedding accountability for diversity throughout the organization. Our goal is to reflect the diversity of our consumers throughout our Company. We report to our Board of Directors on a periodic basis about the actions we have taken to make progress on our ED&I journey, and we are firmly committed to continuing to advance our ED&I priorities. Our focus on equity, diversity and inclusion enables us to build a culture where employees are inspired to share their passion, talents and ideas. Our eight Business Employee Resource Groups, which include KVets and Supporters, Kellogg Multinational Employee Resource Group, Kellogg’s Young Professionals, Kellogg African American Resource Group, Women of Kellogg, Hola (our Latino resource group), KPride & Allies (our LBGTQ+ resource group), and Kapable (our resource group for people with disabilities and their supporters), also play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business.
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

Training and Development: We invest in ongoing leadership development through programs such as our Step UP program for future managers, our Accelerate program for experienced managers and our executive leadership training program for developing our future leaders.

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

Total Rewards: We provide a market-based competitive compensation through our salary, annual incentive and long-term incentive programs, and a benefits package that promotes employee well-being across all aspects of their lives, including physical, financial, social and emotional wellbeing. We sponsor a number of benefit plans for eligible employees in the United States and various foreign locations, including defined benefit pension plans, defined contributions retirement plans, retiree health and welfare, active health care, severance and other postemployment benefits. We continually review and implement new programs around the world to meet the evolving needs of our employees, including, but not limited to benefit programs for same sex partners and progressive leave benefits (e.g., paternity/maternity and active Military). We are also offering flexible work arrangements across our global population.

Health and Wellness: We aim to create a culture where all colleagues feel supported and valued is in line with our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges and we are striving to ensure the health, safety and general well-being of our colleagues. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. In 2019, we launched My Total Health, our global employee wellbeing framework. It addresses physical, financial, social and emotional wellbeing to support our employee’s personal goals. On an ongoing basis, we focus on each aspect of wellbeing and provide useful information, education, tools and resources. For example, Kellogg hosted a global employee Emotional Health event on Mindfulness in acknowledgement of World Mental Health Day. In North America, we relaunched our “Find your Wings” employee assistance program, to provide more access to valuable Mental Health resources. We also launched our “Lean on Me” program to train employees on how to identify other employees that may be struggling with mental health challenges and pointing them towards our available resources. We also provide company paid access to gyms and mindfulness resources in many parts of the world. Most of our locations now use the My Total Health framework to guide how they communicate and engage with employees in support of their wellbeing.

Company Ethics: The Company has processes in place for compliance with the Code of Conduct for Kellogg Company Board of Directors and Global Code of Ethics for Kellogg Company employees, each including a requirement for annual certification that provides employees an opportunity to disclose actual or potential conflicts of interest, report actual or potential violations of the law, the Code or policy and acknowledge their obligation to comply with the applicable code. The Company regularly re-enforces our commitment to ethics and integrity in employee communications, in our everyday actions and through our processes. In addition, the Company provides targeted training across the globe during the course of the year. The Company also maintains an ethics related hotline, managed by a third party, through which individuals can anonymously raise concerns or ask questions about business behavior.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
Executive Officers. The names, ages, and positions of our executive officers (as of February 22, 2022) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Nicolas Amaya	48
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

Amit Banati	53
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

Steven A. Cahillane	56
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

Kurt D. Forche	52
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

Alistair D. Hirst	62
Senior Vice President, Global Supply Chain
Mr. Hirst assumed his current position in April 2012. He joined the company in 1984 as a Food Technologist at the Springs, South Africa, plant. While at the facility, he was promoted to Quality Assurance Manager and Production Manager. From 1993 to 2001, Mr. Hirst held numerous positions in South Africa and Australia, including Production Manager, Plant Manager, and Director, Supply Chain. In 2001, Mr. Hirst was promoted to Director, Procurement at the Manchester, England, facility and was later named European Logistics Director. In 2005, he transferred to the U.S. when promoted to Vice President, Global Procurement. In 2008, he was promoted to Senior Vice President, Snacks Supply Chain and to Senior Vice President, North America Supply Chain, in October 2011. Mr. Hirst is retiring from the Company at the end of April 2022. In accordance with succession plans, Rodrigo Lance, currently Vice President, Kellogg North America Supply Chain, will succeed Mr. Hirst effective March 1, 2022.

Christopher M. Hood	59
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

Melissa A. Howell	55
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

Shumit Kapoor	51
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

David Lawlor	54
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

Monica H. McGurk	51
Senior Vice President, Chief Growth Officer
Ms. McGurk assumed her current position in January 2019. Ms. McGurk began her career at Kellogg in July 2018, serving as Chief Revenue and eCommerce Officer. Prior to Kellogg, Ms. McGurk was the Chief Growth Officer for Tyson Foods, Inc. through September 2017, having previously joined the company in 2016 as Executive Vice President of Strategy and New Ventures & President of Foodservice. Prior to joining Tyson Foods, Inc., Ms. McGurk worked for The Coca-Cola Company as Senior Vice President, Strategy, Decision Support and eCommerce, North America Group from 2014 to 2016, and as Vice President, Strategy and eCommerce from 2012 to 2014. Ms. McGurk is leaving the Company on March 11, 2022.

Gary H. Pilnick	57
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
Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the residual impact of the 12-week labor strike at the Company's U.S. cereal plants and a fire at one of the plants, the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the success of our Better Days and sustainability programs; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related to Our Business
The COVID-19 pandemic could materially adversely affect our business, financial condition, results of operations and/or cash flows. The severity, magnitude and duration of the current COVID-19 pandemic continues to be uncertain and rapidly changing as a result of new variants and vaccines. Measures enacted by authorities, and actions taken by the Company, to mitigate the spread of the COVID-19 pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, have impacted and may further impact all or portions of our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the COVID-19 pandemic, and our ability to perform critical functions could be harmed. Additionally, such measures could, in and of themselves, impact our ability to perform critical functions. A shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions or absenteeism, or reductions in capacity utilization levels, could result in us incurring additional direct costs and experiencing lost revenue. Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business. The COVID-19 pandemic could disrupt our supply chain, operations and routes to market or those of our suppliers, their suppliers or our brokers or distributors. These disruptions or our failure to effectively respond to them, could increase product or distribution costs, or cause delays or inability to deliver products to our customers. We have experienced temporary disruptions to our supply chain in certain markets. These disruptions to our work force and supply could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
•Fluctuations in currency exchange rates between the U.S. dollar and currencies in the countries in which we operate could negatively affect our reported results of operations and financial results due to currency translation losses and currency transaction losses;
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

We may not realize the benefits we expect from revenue growth management. We are utilizing formal revenue growth management practices to help us realize price in a more effective way. This data-driven approach addresses price strategy, price-pack architecture, promotion strategy, mix management, and trade strategies. Revenue growth management involves changes to the way we do business and may not always be accepted by our customers, consumers or third-party providers causing us not to realize the anticipated benefits. In addition, the complexity of the execution requires a substantial amount of management and operational resources. These and related demands on our resources may divert the organization's attention from other business issues and have adverse effects on existing business relationships with suppliers and customers. Any failure to execute revenue growth management in accordance with our plans could adversely affect our business or financial condition.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands. We have a number of iconic brands with significant value. Promoting and protecting the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we, or any of our employees or agents, have acted in an irresponsible manner, adverse publicity about our labor relations (whether or not valid), our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including whether certain of our products are perceived to contribute to obesity. In addition, due to our varied and geographically diverse consumer base, we must be responsive to local consumer needs, including with respect to when and how consumers consume food products and their desire for premium or value offerings, provide an array of products that satisfy the broad spectrum of consumer preferences. Accordingly, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired efforts of our marketing efforts or use data-driven marketing and advertising to reach consumers at the right time with the right message. The growing use of social and digital media platforms by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands, our products, our labor relations or any of our employees or agents on social or digital media platforms could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.

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

We have experienced temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes.

The Union representing employees at our US ready to eat cereal manufacturing locations went on strike for almost three months in 2021 related to negotiations of a collectively bargained agreement covering employees at those plants, resulting in business disruptions in the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs.

In addition, we experienced increased demand for many of our products during the COVID-19 pandemic and were, at times, unable to fill all customer orders. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.

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

We have delayed the implementation of system upgrades and certain other cost-saving and productivity initiatives due to the COVID-19 pandemic and supply chain disruptions. Continued disruptions and uncertainties related to the COVID-19 pandemic for a sustained period of time could result in additional delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our cost savings and productivity initiatives on the same timelines.

Structural and Organizational Risks
If we pursue strategic acquisitions, alliances, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses. From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns, expected synergies and other benefits as a result of integration challenges, or may not achieve those objectives on a timely basis. Future acquisitions of foreign companies or new foreign ventures would subject us to local laws and regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act (the “FCPA”).

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

Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs), global geopolitical conditions, general economic conditions (including inflationary pressures), drought and other weather conditions (including the potential effects of climate change), a pandemic illness (such as the COVID-19 outbreak) or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services have been impacted by the COVID-19 pandemic and inflationary pressures. and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect these supply pressures and market disruptions to continue into 2022. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices, or consumers may decide not to pay the higher prices or may forego some purchases altogether during an economic downturn such as the COVID-19 pandemic, which could lead to sales declines and loss of market share. Food processing equipment at major domestic and international facilities are regularly fueled by electricity, oil, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.

Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels. We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. In 2021, the cost of distribution increased due to an increase in transportation and logistics costs. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline.

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

In addition, in nearly all of our product categories, we compete against branded products as well as private label products. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and private label products change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer private label products, which are typically sold at lower prices, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.

The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits. Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2021, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2021. During 2021, our top five customers, collectively, including Wal-Mart, accounted for approximately 32% of our consolidated net sales and approximately 53% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.

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

There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single use plastics. This new or increased focus may result in new or increased laws and regulations that could cause significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Lastly, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change as well as actions taken to mitigate climate change could negatively affect our business and operations.

Risks Related to Our Operations
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions have occurred, including am almost three-month long strike in fiscal 2021 related to negotiations of a collectively bargained agreement at our U.S. ready-to-eat cereal manufacturing locations, and could occur in the future if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

Multiemployer pension plans could adversely affect our business. We participate in “multiemployer” pension plans administered by labor unions representing some of our U.S. based employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make withdrawal liability payments, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability from a multiemployer plan would depend, in part, on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. One of the multiemployer plans in which we participate is reported to have significant underfunded liabilities. Such underfunding could impact the size of our potential withdrawal liability.

Our postretirement benefit-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions. Increases in the costs of postretirement medical and pension benefits may continue and could negatively affect our business as a result of increased usage of medical benefits by retired employees and medical cost inflation, an increase in participants enrolled, the effect of potential declines in the stock and bond markets on the performance of our pension and post-retirement plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes to our investment strategy that may impact our expected return on pension and post-retirement plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. The Company’s accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension and post-retirement plan assets and interest rates. In addition, funding requirements for our plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to pension and post-retirement funding obligations.

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

From time to time, we issue variable rate securities based on interbank offered rates (“IBORs”) and enter into interest rate swaps that contain a variable element based on an IBOR. LIBOR, or the London interbank offered rate, is expected to be phased out after 2021 when private-sector banks are no longer required to report the information used to set the rate. Once LIBOR ceases to be available, we may need to amend affected agreements, and we cannot predict what alternative index will be negotiated with our counterparties. Although we do not anticipate a significant impact to our financial position as a result of this transition given our current mix of fixed- and variable-rate debt, our interest expense could increase, and our available cash flow for general corporate requirements may be adversely affected.

We utilize extended payment terms for customers and suppliers supplemented with third party financing programs to assist in effectively managing our core working capital. If the extension of payment terms is reversed or financial institutions terminate their participation, our ability to maintain current levels of core working capital could be adversely impacted. Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. In order to mitigate the net working capital impact of offering extended customer payment terms, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). In addition, in combination with extending supplier payment terms, we have agreements with third parties (Accounts Payable Program) to offer structured payables programs to our suppliers which enable suppliers, at their sole discretion, to enter bilateral agreements to sell Company payment obligations to designated third-party financial institutions.

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

We have a substantial amount of indebtedness. We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of January 1, 2022, we had total debt of approximately $7.0 billion and total Kellogg Company equity of $3.7 billion. Our substantial indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) a downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both, (iii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iv) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings, (v) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage.
Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness or incur new indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.

An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected. Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and other intangibles. While we concluded there were no indicators of impairment as of January 1, 2022, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment.

As of January 1, 2022, the carrying value of intangible assets totaled approximately $8.2 billion, of which $5.8 billion was goodwill and $2.4 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $18.2 billion and total Kellogg Company equity of $3.7 billion.

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

Modifications to international trade policy, including the ratification of the United States-Mexico-Canada Agreement, changes in the European Union (such as Brexit) or the imposition of increased or new tariffs, quotas or trade barriers on key commodities with other countries could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we are not able to offset.

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

Risks Related to Our Intellectual Property and Technology
Technology failures, cyber attacks, privacy breaches or data breaches could disrupt our operations, reputation and negatively impact our business. We increasingly rely on information technology systems and third-party service providers, including through the internet, to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems, and the systems of the parties we communicate and collaborate with, may be vulnerable to a variety of interruptions, as a result of many of our employees working remotely, updating our enterprise platform or due to events beyond our or their control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, a pandemic illness (such as COVID-19), failures or impairments of telecommunications networks, or other catastrophic events.

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

The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020 (each of which imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored), because they are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, regulations to implement portions of the CCPA have not been finalized and could significantly impact CCPA compliance measures. For example, the California Privacy Rights Act (the “CPRA”), which was approved by California voters as a ballot initiative in November 2020, modifies the CCPA significantly and was effective on January 1, 2022. Several other states have introduced or passed similar legislation to the CCPA and CPRA, which may impose varying standards and requirements on our data collection, use and processing activities. Our efforts to comply with privacy and data protection laws, including the GDPR, CCPA and CPRA, may impose significant costs and challenges that are likely to increase over time.

If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber-attacks, privacy breaches, data breaches, issues with or errors in system maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, denial of service, telecommunication or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect the Company's results of operations and/or financial condition. The misuse, leakage or falsification of information could result in violations of data privacy laws and the Company may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. In addition, if the Company's suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.

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

General Risk Factors
We are subject to risks generally associated with companies that operate globally. We are a global company and generated almost half of our net sales for both 2021 and 2020, outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include (i) compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations, (ii) compliance with anti-corruption laws, including the FCPA and UK Bribery Act (the “UKBA”), (iii) compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes, (iv) changes in tax laws, interpretation of tax laws and tax audit outcomes, (v) fluctuations or devaluations in currency values, especially in emerging markets, (vi) changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States, (vii) changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, (viii) laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection, (ix) uncertainty relating to Brexit and its impact on the local and international markets, the flow of goods and materials across borders, and political environments, (x) discriminatory or conflicting fiscal policies, (xi) challenges associated with cross-border product distribution, (xii) increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments, (xiii) varying abilities to enforce intellectual property, contractual, and other legal rights, (xiv) greater risk of uncollectible accounts and longer collection cycles, (xv) loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses, (xvi) design and implementation of effective control environment processes across our diverse operations and employee base, (xvii) imposition of more or new tariffs, quotas, trade barriers, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, and (xviii) changes in trade policies and trade relations.

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

There may be uncertainty as a result of key global events during 2022. For example, the continuing uncertainty related to the COVID-19 pandemic, including new variants and the efficacy of vaccines, Brexit and international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.

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

The United Kingdom's exit from the European Union may have a negative effect on global economic conditions, financial markets and our business. The United Kingdom’s exit from the European Union, commonly referred to as “Brexit” became official as of January 31, 2020 and triggered a transition period that expired on December 31, 2020, during which time the United Kingdom and the European Union negotiated a post-Brexit trade agreement (TCA) which came into effect on January 1, 2021. The UK and EU continue to discuss some elements of the TCA, in particular elements relating to the Northern Ireland Protocol and the impact that has on trading borders between the EU and UK.

The main trade provisions in the TCA include the continuation of no tariffs or quotas on trade between the UK and EU subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the UK and EU Cross-border trade between the UK and EU is also subject to new customs regulations, documentation and reviews.

Kellogg has worked diligently to minimize the impact of Brexit on the business. However, to comply with the new requirements, we have had to increase resources in customer service and logistics, in our factories, and on our customs support teams. We have adapted our processes and systems for the new and increased number of customs transactions. We continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the UK We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution to reduce the impact on our input and distribution costs.

Despite our efforts to control costs, we have seen inflationary cost pressures rise in our UK business this year, as we have also experienced in other markets. If the UK’s exit from, or new trade arrangements with, the EU negatively impact the UK economy or result in disagreements on trade terms then the impact to our operations, financial condition and cash flows could be material.

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
We operated, as of February 22, 2022, offices, manufacturing plants and distribution and warehousing facilities totaling more than 37 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States are located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; Omaha, Nebraska; San Jose, California; Rome, Georgia; Kansas City, Kansas; Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; and Jackson and Rossville, Tennessee.
Outside the United States, we had, as of February 22, 2022, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Ghana, Great Britain, India, Japan, Malaysia, Mexico, Nigeria, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Turkey.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading Kellogg shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At January 1, 2022 there were approximately 26,176 shareholders of record.
In February 2020, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2022. The authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended January 1, 2022.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 9/26/21-10/23/21	—	$—	—	$1,260
Month #2: 10/24/21-11/20/21	—	$—	—	$1,260
Month #3: 11/21/21-1/1/22	—	$—	—	$1,260

ITEM 6. INTENTIONALLY OMITTED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS
Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Report, as well as Part II, 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended January 2, 2021, which provides additional information on comparisons of years 2020 and 2019.

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

We have partnered with our strategic technology providers in order to maintain support for our critical business and finance systems as well as additional network bandwidth and support for a work-from-home environment. We have worked to mitigate system-related risks in this environment through heightened monitoring of cybersecurity and network capacity as well as reevaluation of contingency plans.

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

Monitoring future impacts
The severity, magnitude and duration of the current COVID-19 pandemic is uncertain and rapidly changing. The Company continues to actively monitor the pandemic including, infection and hospitalization rates, vaccination efforts, and related governmental actions. We will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Since the onset of the pandemic, the Company has experienced a significant increase in demand for our retail products as consumers stocked up on food for at-home consumption in those markets. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of employee safety and maintaining food supply, and potential disruptions for certain emerging market countries. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests for the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

Segments
We manage our operations through four operating segments that are based primarily on geographic location – North America which includes the U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments

On July 28, 2019, we completed the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism. During 2020 the working capital adjustment was finalized, resulting in a reduction of the sale proceeds and recognition of a pre-tax expense in Other income and (expense) of $4 million. The operating results for these businesses were included in our North America and Latin America reportable segments prior to the sale.

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

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, the gain/loss on divestiture, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including tax reform in the UK and U.S. and certain foreign valuation allowances. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans were recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that were recognized in the quarter they occur. We recorded a total pre-tax mark-to-market gain of $166 million for 2021, a total pre-tax market-to-market charge of $162 million for 2020 and a total pre-tax mark-to-market charge of $104 million for 2019. Included within the aforementioned totals was a pre-tax mark-to-market gain for pension plans of $164 million for 2021, pre-tax mark-to-market charge for pension plans of $154 million for 2020, and a pre-tax mark-to-market charge for pension plans of $98 million for 2019.

Project K
In 2019, the Company completed implementation of all Project K initiatives. We recorded pre-tax charges related to this program of $54 million in 2019.

See the Restructuring and cost reduction activities section for more information.

Brexit readiness impacts
During 2019, with the uncertainty associated with the United Kingdom's exit from the European Union (EU), commonly referred to as Brexit, we incurred certain costs to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $9 million in 2019.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice cream cone business. As a result, we incurred pre-tax charges, primarily related to reorganizations of $36 million in 2021, $38 million in 2020 and $156 million in 2019.

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

The operating results for the divested businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $562 million for the first seven months of the year ended December 28, 2019.

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

UK tax rate change
During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June of 2021, which increased the statutory UK tax rate from 19 percent to 25 percent and required us to re-value our net UK deferred tax liability balance to reflect this higher rate.

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

Financial results
For the full year ended January 1, 2022, our reported net sales increased 3.0% versus the prior year on positive price/mix across all regions and accelerated growth in snacks and emerging markets. Organic net sales increased 3.5% from the prior year after excluding the impact of the 53rd week and foreign currency.

Reported operating profit decreased 0.5% versus the prior year due primarily to economy-wide supply disruptions, including the fourth-quarter labor strike in our U.S. cereal plants and third-quarter fire at one of the facilities, as well as accelerated cost inflation, partially offset by higher net sales. Currency-neutral adjusted operating profit decreased 1.9%, after excluding the impact of mark-to-market and foreign currency.

Reported diluted EPS of $4.33 for the year was up 19% compared to the prior year EPS of $3.63 due primarily to the year-over-year mark-to-market benefit. Currency-neutral adjusted diluted EPS of $4.04 for the year increased 1.3% compared to prior year EPS of $3.99, after excluding the impact of significant items impacting comparability.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2021	2020
Reported net income attributable to Kellogg Company	$1,488	$1,251
Mark-to-market (pre-tax)	166	(162)
Business and portfolio realignment (pre-tax)	(36)	(38)
Multi-employer pension plan withdrawal (pre-tax)	—	5
Gain (loss) on divestiture (pre-tax)	—	(8)
Income tax impact applicable to adjustments, net*	(29)	45
Foreign valuation allowance	(20)	—
UK tax rate change	(23)	—
U.S. Tax Reform	—	32
Adjusted net income attributable to Kellogg Company	$1,430	$1,377
Foreign currency impact	41
Currency-neutral adjusted net income attributable to Kellogg Company	1,389	$1,377
Reported diluted EPS	$4.33	$3.63
Mark-to-market (pre-tax)	0.48	(0.47)
Business and portfolio realignment (pre-tax)	(0.10)	(0.11)
Multi-employer pension plan withdrawal (pre-tax)	—	0.01
Gain (loss) on divestiture (pre-tax)	—	(0.02)
Income tax impact applicable to adjustments, net*	(0.08)	0.13
Foreign valuation allowance	(0.06)	—
UK tax rate change	(0.07)	—
U.S. Tax Reform	—	0.10
Adjusted diluted EPS	$4.16	$3.99
Foreign currency impact	0.12
Currency-neutral adjusted diluted EPS	4.04	$3.99
Currency-neutral adjusted diluted EPS growth	1.3%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2021 compared to 2020
The following tables provide an analysis of net sales and operating profit performance for 2021 versus 2020:

Year ended January 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,174	$2,397	$997	$2,613	$—	$14,181
Foreign currency impact on total business (inc)/dec	36	93	15	(37)	—	107
Organic net sales	$8,138	$2,304	$982	$2,651	$—	$14,074

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,361	$2,232	$914	$2,263	$—	$13,770
Impact of 53rd week	134	22	—	18	—	174
Organic net sales	$8,227	$2,210	$914	$2,245	$—	$13,596

% change - 2021 vs. 2020:
Reported growth	(2.3)%	7.4%	9.0%	15.5%	—%	3.0%
Foreign currency impact on total business (inc)/dec	0.4%	4.2%	1.6%	(1.6)%	—%	0.8%
Currency-neutral growth	(2.7)%	3.2%	7.4%	17.1%	—%	2.2%
Impact of 53rd week	(1.6)%	(1.0)%	—%	(1.0)%	—%	(1.3)%
Organic growth	(1.1)%	4.2%	7.4%	18.1%	—%	3.5%
Volume (tonnage)	(5.8)%	0.6%	0.1%	3.4%	—%	(1.8)%
Pricing/mix	4.7%	3.6%	7.3%	14.7%	—%	5.3%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended January 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,329	$350	$110	$246	$(282)	$1,752
Mark-to-market	—	—	1	—	(18)	(17)
Business and portfolio realignment	(23)	1	(4)	—	(10)	(36)
Adjusted operating profit	$1,351	$349	$112	$246	$(254)	$1,805
Foreign currency impact	5	17	3	2	2	29
Currency-neutral adjusted operating profit	$1,347	$332	$109	$244	$(256)	$1,776

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,473	$302	$97	$202	$(312)	$1,761
Mark-to-market	—	—	—	—	(8)	(8)
Business and portfolio realignment	(8)	(9)	(5)	(17)	(7)	(46)
Multi-employer pension plan withdrawal	5	—	—	—	—	5
Adjusted operating profit	$1,477	$311	$102	$218	$(297)	$1,811

% change - 2021 vs. 2020:
Reported growth	(9.8)%	16.0%	13.1%	21.9%	9.8%	(0.5)%
Mark-to-market	—%	—%	1.3%	—%	(3.5)%	(0.5)%
Business and portfolio realignment	(1.0)%	3.8%	1.1%	9.2%	(1.1)%	0.6%
Multi-employer pension plan withdrawal	(0.3)%	—%	—%	—%	—%	(0.3)%
Adjusted growth	(8.5)%	12.2%	10.7%	12.7%	14.4%	(0.3)%
Foreign currency impact	0.3%	5.4%	3.2%	0.8%	0.6%	1.6%
Currency-neutral adjusted growth	(8.8)%	6.8%	7.5%	11.9%	13.8%	(1.9)%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 2.3% versus the prior year as positive price/mix was more than offset by the negative impact on volume of supply disruptions, including the fourth-quarter labor strike in our cereal plants and third-quarter fire at one of the facilities, as well as the impact of lapping the 53rd week. Organic net sales decreased 1.1% after excluding the impact of the 53rd week and foreign currency.

Net sales % change - 2021 vs. 2020:
North America	Reported Net Sales	Foreign Currency	Currency-Neutral Net Sales	Impact of 53rd week	Organic Net Sales
Snacks	5.5%	0.3%	5.2%	(1.7)%	6.9%
Cereal	(14.4)%	0.7%	(15.1)%	(1.4)%	(13.7)%
Frozen	(3.0)%	0.3%	(3.3)%	(1.4)%	(1.9)%

North America snacks net sales increased 5.5% led by consumption growth in each of our three major categories, crackers, salty snacks, and portable wholesome snacks.

North America cereal net sales decreased 14% as it lapped strong prior year pandemic-related growth and experienced challenging supply conditions including a labor strike in our U.S. cereal plants and a fire at one of those facilities.

North America frozen foods net sales decreased 3.0% during the year, as it lapped strong prior year pandemic-related growth and experienced current period supply constraints.

North America operating profit decreased 9.8% compared to the prior year due to supply disruptions, including the fourth-quarter labor strike in our cereal plants and third-quarter fire at one of the facilities, as well as accelerated cost inflation. Currency-neutral adjusted operating profit decreased 8.8%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 7.4% driven by both volume and price/mix, as well as favorable foreign currency translation. Organic net sales increased 4.2% after excluding the impact of the 53rd week and foreign currency.

Cereal net sales declined due to lapping a pandemic-related surge in consumption growth during the prior year, partially offset by favorable foreign currency translation and notably strong share gains in the UK.

Snacks net sales growth was led by sustained momentum in Pringles, driven by innovation, effective advertising, and successful consumer promotions.

Reported operating profit increased 16% due primarily to higher net sales and favorable foreign currency translation partially offset by lapping unusually high operating leverage during the onset of the pandemic. Currency-neutral adjusted operating profit increased 6.8% after excluding the impact of foreign currency, and business and portfolio realignment.

Latin America
Reported net sales increased 9.0% driven by both volume and price/mix, and with broad-based growth across the region, led by snacks, and favorable foreign currency translation. Organic net sales increased 7.4%, after excluding the impact of foreign currency.

Snacks net sales growth was led by sustained consumption growth and share gains in key markets for salty snacks and share gains in portable wholesome snacks.

Cereal net sales increased due to share gains in key markets, including Mexico, Puerto Rico and Brazil, despite the lapping of a pandemic-related surge in consumption in the prior year.

Reported operating profit increased 13% due to higher net sales and favorable foreign currency translation partially offset by input cost inflation. Currency-neutral adjusted operating profit increased 7.5% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales increased 16% driven by both volume and price/mix, and with broad-based growth across the region and categories. Organic net sales also increased 18%.

Noodles and other net sales increased lead by strong growth from Multipro as well as our Kellogg's branded noodles business.

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Cereal net sales growth was driven by broad-based growth across Asia and Australia.

Reported operating profit increased 22% due primarily to operating leverage from higher net sales and the lapping of prior year business and portfolio realignment charges. Currency-neutral adjusted operating profit increased 12%, after excluding the impact of business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit increased $30 million versus the comparable prior year period due primarily to favorable mark-to-market impact and lower incentive compensation expense. Currency-neutral adjusted operating profit increased $41 million from the prior year after excluding the impact of mark-to-market.

2020 compared to 2019

The following tables provide an analysis of net sales and operating profit performance for 2020 versus 2019:

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,361	$2,232	$914	$2,263	$—	$13,770
Foreign currency impact on total business (inc)/dec	(7)	13	(133)	(77)	—	(204)
Currency-neutral net sales	$8,368	$2,219	$1,048	$2,340	$—	$13,974
Impact of 53rd week	134	22	—	18	—	174
Foreign currency impact on 53rd week (inc)/dec	—	(1)	—	(1)	—	(2)
Organic net sales	$8,234	$2,198	$1,048	$2,322	$—	$13,802

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,390	$2,092	$940	$2,156	$—	$13,578
Divestitures	556	—	6	—	—	562
Organic net sales	$7,834	$2,092	$935	$2,156	$—	$13,017

% change - 2020 vs. 2019:
Reported growth	(0.4)%	6.7%	(2.8)%	5.0%	—%	1.4%
Foreign currency impact on total business (inc)/dec	(0.1)%	0.7%	(14.2)%	(3.5)%	—%	(1.5)%
Currency-neutral growth	(0.3)%	6.0%	11.4%	8.5%	—%	2.9%
Divestitures	(7.1)%	—%	(0.7)%	—%	—%	(4.5)%
Impact of 53rd week	1.7%	1.0%	—%	0.8%	—%	1.4%
Foreign currency impact on 53rd week (inc)/dec	—%	(0.1)%	—%	—%	—%	—%
Organic growth	5.1%	5.1%	12.1%	7.7%	—%	6.0%
Volume (tonnage)	4.8%	5.3%	8.9%	4.2%	—%	5.1%
Pricing/mix	0.3%	(0.2)%	3.2%	3.5%	—%	0.9%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,473	$302	$97	$202	$(312)	$1,761
Mark-to-market	—	—	—	—	(8)	(8)
Business and portfolio realignment	(8)	(9)	(5)	(17)	(7)	(46)
Multi-employer pension plan withdrawal	5	—	—	—	—	5
Adjusted operating profit	$1,477	$311	$102	$218	$(297)	$1,811
Foreign currency impact	(1)	1	(13)	(5)	2	(16)
Currency-neutral adjusted operating profit	$1,478	$309	$115	$224	$(299)	$1,827

Year ended December 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,215	$223	$85	$195	$(316)	$1,401
Mark-to-market	—	—	—	—	(7)	(7)
Project K	(29)	(3)	(15)	(4)	(4)	(54)
Brexit readiness impacts	—	(9)	—	—	—	(9)
Business and portfolio realignment	(58)	(46)	(4)	(12)	(42)	(161)
Multi-employer pension plan withdrawal	(132)	—	—	—	—	(132)
Adjusted operating profit	$1,434	$280	$104	$211	$(264)	$1,764

% change - 2020 vs. 2019:
Reported growth	21.3%	35.4%	14.2%	3.5%	1.2%	25.7%
Mark-to-market	—%	—%	—%	—%	(0.6)%	—%
Project K	2.8%	1.7%	17.3%	1.9%	1.2%	4.6%
Brexit readiness impacts	—%	5.1%	—%	—%	—%	0.8%
Business and portfolio realignment	4.6%	17.8%	(1.2)%	(2.1)%	13.1%	9.1%
Multi-employer pension plan withdrawal	10.9%	—%	—%	—%	—%	8.6%
Adjusted growth	3.0%	10.8%	(1.9)%	3.7%	(12.5)%	2.6%
Foreign currency impact	(0.1)%	0.5%	(12.6)%	(2.4)%	0.8%	(0.9)%
Currency-neutral adjusted growth	3.1%	10.3%	10.7%	6.1%	(13.3)%	3.5%
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

Margin performance
2021 versus 2020 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2021	2020
Reported gross margin (a)	32.2%	34.3%	(2.1)
Mark-to-market	(0.1)%	(0.1)%	—
Business and portfolio realignment	(0.2)%	—%	(0.2)
Multi-employer pension plan withdrawal	—%	—%	—
Adjusted gross margin	32.5%	34.4%	(1.9)
Foreign currency impact	0.2%	—%	0.2
Currency-neutral adjusted gross margin	32.3%	34.4%	(2.1)
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin decreased 210 basis points versus the prior year as the impact of productivity improvements and price realization was more than offset by cost inflation, the impact of the labor strike, a mix shift towards emerging markets, and lapping substantial operating leverage in the prior year when our plants were running limited SKUs at maximum capacity due to the acceleration of demand as a result of the pandemic. Currency-neutral adjusted gross margin decreased 210 basis points compared to 2020.

Our 2021 and 2020 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2021	2020
Reported gross profit (a)	$4,560	$4,727
Mark-to-market	(27)	(6)
Business and portfolio realignment	(19)	(7)
Multi-employer pension plan withdrawal	—	5
Adjusted gross profit	4,606	4,735
Foreign currency impact	55	—
Currency-neutral adjusted gross profit	$4,551	$4,735
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

2020 versus 2019 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2020	2019
Reported gross margin (a)	34.3%	32.3%	2.0
Mark-to-market	(0.1)%	—%	(0.1)
Project K	—%	(0.3)%	0.3
Brexit readiness impacts	—%	—%	—
Business and portfolio realignment	—%	(0.1)%	0.1
Multi-employer pension plan withdrawal	—%	(1.0)%	1.0
Adjusted gross margin	34.4%	33.7%	0.7
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	34.3%	33.7%	0.6
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
Our 2020 and 2019 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2020	2019
Reported gross profit (a)	$4,727	$4,381
Mark-to-market	(6)	(4)
Project K	—	(35)
Brexit readiness impacts	—	(9)
Business and portfolio realignment	(7)	(17)
Multi-employer pension plan withdrawal	5	(132)
Adjusted gross profit	4,735	4,579
Foreign currency impact	(57)	—
Currency-neutral adjusted gross profit	$4,792	$4,579
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

During 2021, the Company announced a reconfiguration of the North America reportable segment supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by early 2024, with related productivity improvements commencing in 2023. The overall project is expected to result in cumulative pretax charges of approximately $45 million, which include employee-related costs of $4 million, other cash costs of $21 million and non-cash costs, primarily consisting of accelerated depreciation and asset write-off's, of $20 million. Charges incurred related to this restructuring program were approximately $5 million during 2021. These charges primarily related to severance costs, and were recorded in COGS.

During 2019, the Company announced a reorganization plan for its European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The project was substantially completed as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations. The Company recorded total net charges of $(1) million in 2020, with $7 million recorded in SGA expense and ($8) million recorded in OIE. The Company recorded total net charges of $38 million in 2019, with $43 million recorded in SGA expense and $(5) million recorded in OIE. The project resulted in cumulative pretax net charges of approximately $37 million, including certain non-cash credits. Total cash costs were approximately $50 million. The total charges include severance and other termination benefits and charges related to relocation, pension curtailment gains, third party legal and consulting fees, and contract termination costs.

Also during 2019, the Company announced a reorganization plan which primarily impacted the North America reportable segment, designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The project was substantially completed as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations. The Company recorded total charges of $2 million and $21 million related to this initiative during 2020 and 2019, respectively. These charges were recorded in SGA expense. The project has resulted in cumulative pretax charges of approximately $23 million. Total charges include severance and other termination benefits and charges related to third party consulting fees.

In addition to the projects discussed above, during 2021 and 2020 the Company incurred restructuring costs in each of its reportable segments related to various reorganization and simplification initiatives and supply chain optimization projects. The Company recorded total charges of $22 million related to these initiatives during 2021, including $16 million in COGS and $6 million in SGA expense. The Company recorded total charges of $28 million related to these initiatives during 2020, including $6 million in COGS and $22 million in SGA expense. These costs primarily relate to severance and other termination benefits.
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

Interest expense
Interest expense was $223 million and $281 million for the years ended January 1, 2022 and January 2, 2021, respectively. The decrease from the prior year is due primarily to debt redemption costs totaling $20 million in the prior year as well as lower average outstanding debt compared to the prior year. Interest expense capitalized as part of the construction cost of fixed assets was immaterial for both periods.

Interest income (recorded in other income (expense), net) was $12 million and $21 million for the years ended January 1, 2022 and January 2, 2021, respectively.
Income taxes
Our reported effective tax rate for 2021 and 2020 was 24.1% and 20.2%, respectively.

The 2021 effective tax rate was unfavorably impacted by tax legislation in the UK and the establishment of a full valuation allowance related to certain foreign deferred tax assets. During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate. Additionally, during the third quarter, the Company determined that certain foreign deferred tax assets were no longer more likely than not to be realized in the future and a full valuation allowance totaling $20 million was recorded on a discrete period basis.

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

Adjusted effective tax rates for 2021 and 2020 and were 21.9% and 22.2%, respectively.

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2021 and 2020.

Consolidated results (dollars in millions)	2021	2020
Reported income taxes	$474	$323
Mark-to-market	41	(39)
Business and portfolio realignment	(12)	(6)
Multi-employer pension plan withdrawal	—	1
Gain on divestiture	—	(1)
Foreign valuation allowance	20	—
UK tax rate change	23	—
U.S. Tax Reform	—	(32)
Adjusted income taxes	$402	$401
Reported effective income tax rate	24.1%	20.2%
Mark-to-market	0.1	(0.4)
Business and portfolio realignment	(0.2)	0.1
Multi-employer pension plan withdrawal	—	—
Gain on divestiture	—	—
Foreign valuation allowance	1.1	—
UK tax rate change	1.3	—
U.S. Tax Reform	—%	(1.8)%
Adjusted effective income tax rate	21.9%	22.2%
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

LIQUIDITY AND CAPITAL RESOURCES
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.7-$1.8 billion and capital expenditures of approximately $600 million in 2022. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2022, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate. Supplier payment term modifications did not have a material impact on our cash flows during 2021, and are not expected to have a material impact in 2022.

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
We had negative working capital of $1.9 billion and $1.8 billion as of January 1, 2022 and January 2, 2021, respectively.
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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$1,701	$1,986
Investing activities	(528)	(585)
Financing activities	(1,306)	(1,388)
Effect of exchange rates on cash and cash equivalents	(16)	25
Net increase (decrease) in cash and cash equivalents	$(149)	$38
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for 2021 totaled $1,701 million compared to $1,986 million in the prior year. The decrease is due primarily to higher year-over-year income tax payments and changes in incentive compensation and other accruals from the prior year.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 9 days and negative 11 days for 2021 and 2020, respectively. Core working capital in 2021 averaged 1.0% of net sales compared to 1.2% in 2020.
Our total pension and postretirement benefit plan funding amounted to $20 million and $32 million for the years ended January 1, 2022 and January 2, 2021, respectively.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2022 of approximately $20 million. Actual 2022 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2021	2020
Net cash provided by operating activities	$1,701	$1,986
Additions to properties	(553)	(505)
Cash flow	$1,148	$1,481

Investing activities
Our net cash used in investing activities for 2021 totaled $528 million compared to $585 million in 2020.

Capital spending in 2021 included investments in our supply chain infrastructure, including manufacturing capacity expansions in multiple markets and categories and initiatives targeting waste reductions and productivity improvements.
Cash paid for additions to properties as a percentage of net sales was 3.9% and 3.7% in 2021 and 2020, respectively.
Financing activities
Our net cash used in financing activities totaled $1,306 million compared to $1,388 million during the prior year. The year-over-year variance was driven by the repayment of €500 million, seven-year 1.75% Euro Notes upon maturity in May 2021 and the repurchase of $240 million of our common stock during the current year, partially offset by the May 2021 issuance of €300 million eight-year 0.50% Euro Notes due 2029.

Total debt was $7.1 billion and $7.5 billion at year-end 2021 and 2020, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	January 1, 2022	January 2, 2021
Notes payable	$137	$102
Current maturities of long-term debt	712	627
Long-term debt	6,262	6,746
Total debt liabilities	$7,111	$7,475
Less:
Cash and cash equivalents	(286)	(435)
Net debt	$6,825	$7,040

In May 2021, we issued €300 million of eight-year 0.50% Euro Notes due 2029, resulting in net proceeds of €298 million after discount and underwriting commissions. The 2029 Euro Notes were issued as a sustainability bond, and thus an amount equal to the net proceeds will be used to finance or refinance, in whole or in part, one or more eligible environmental or social projects described in the Company's Sustainability Bond Framework. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. Additionally, we repaid the €500 million, seven-year 1.75% Euro Notes due 2021, upon maturity.

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
We paid quarterly dividends to shareholders totaling $2.31 per share in 2021 versus $2.28 per share in 2020. On February 18, 2022, the Board of Directors declared a dividend of $.58 per common share, payable on March 15, 2022 to shareholders of record at the close of business on March 1, 2022.
We entered into an unsecured Five-Year Credit Agreement in December 2021, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in December 2026.

In December 2021, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that was originally set to expire in January 2022.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as January 1, 2022, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at January 1, 2022.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of January 1, 2022.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in December 2022, as well as our Five-Year Credit Agreement, which expires in December 2026. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
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
Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1.1 billion, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $549 million and $783 million remained outstanding under this arrangement as of January 1, 2022 and January 2, 2021, respectively.

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

CONTRACTUAL OBLIGATIONS

We have material contractual obligations that arise in the normal course of business and we believe cash flow from operations will be adequate to meet our liquidity and capital needs for at least the next 12 months. In addition to principal and interest payments on our outstanding long-term debt and notes payable balances, our contractual obligations primarily consist of lease payments, income taxes, pension and postretirement benefits and unconditional purchase obligations.

A summary of our operating and finance lease obligations as of January 1, 2022 can be found in Note 7 “Leases and Other Commitments”, to the Consolidated Financial Statements contained in this report.

A summary of principal payments for long-term debt as of January 1, 2022 can be found in Note 8 “Debt”, to the Consolidated Financial Statements contained in this report.

Interest payments will be approximately $200 million per year from 2022 through 2026 and approximately $900 million in total from 2027 through the last debt maturity date.

A summary of our pension and postretirement benefit obligations as of January 1, 2022 can be found in Notes 10 “Pension Benefits” and Note 11 “Nonpension Postretirement and Postemployment Benefits”, to the Consolidated Financial Statements contained in this report.

See Note 13 “Income Taxes”, to the Consolidated Financial Statements contained in this report for discussion of uncertain tax positions.

Our unconditional purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. As of January 1, 2022, unconditional purchase obligations totaled approximately $1.5 billion. Approximately $1.2 billion of these unconditional purchase obligations will be settled in the ordinary course of business in the next the 12 months.

As of January 1, 2022, we did not have any material off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES
Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments represent approximately 1% of our company’s net sales. However, our company’s total promotional expenditures (including amounts classified as a revenue reduction) are significant, so it is likely our results would be materially different if different assumptions or conditions were to prevail.
Goodwill and other intangible assets
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may instead perform a quantitative impairment test . In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value with a reporting unit’s fair value being estimated using market multiples. This approach employs market multiples based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to our reporting units. In the event the fair value determined using the market multiple approach is close to carrying value, we may supplement the fair value determination using discounted cash flows that incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of a reporting unit exceeds its fair value, we consider the reporting unit impaired and reduce its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.

Similarly, we assess indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. Annually during the fourth quarter, in conjunction with our annual budgeting process, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may instead perform a quantitative impairment test. In the quantitative testing, we compare an intangible asset’s estimated fair value with its carrying value with the intangible asset’s fair value being determined using estimates of future cash flows to be generated from that asset based on estimates of future sales, as well as assumptions surrounding earnings growth rates, royalty rates and discount rates consistent with rates used by market participants. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value. We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
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

At January 1, 2022, goodwill and other intangible assets amounted to $8.2 billion, consisting primarily of goodwill and brands. Within this total, approximately $2.0 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America reporting unit.

The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. Our impairment testing performed through the fourth quarter of 2021 consisted of qualitative testing for all reporting unit goodwill and all indefinite-lived intangible assets, except for one brand, for which quantitative testing was performed. No heightened risk of impairment of individual intangible assets or reporting units was identified.

We have $184 million at January 1, 2022 related to one brand in the North America operating segment that primarily relates to snack category products. In performing the quantitative test of this brand, fair value was determined using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants. We determined the fair value of this brand exceeds its carrying value and no heightened risk of impairment exists for the asset.

In the fourth quarter of 2020 we finalized a decision to reorganize part of our North America operating segment, including the RX reporting unit, effective at the beginning of fiscal 2021. The reorganization further integrated the RX business with the rest of the North American business and changed internal reporting provided to the segment manager. As a result of these changes, we re-evaluated our North American reporting units and determined that effective at the beginning of fiscal 2021, the RX reporting unit was combined with the North America reporting unit. We evaluated the related impacted reporting units for impairment on a before and after basis and concluded that the fair values of each reporting unit exceeded their carrying values.
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
To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 69% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and a 2021 weighted-average active management premium of 0.75% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2021 was 6.25%, equated to approximately the 65th percentile expectation of our model, respectively. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 31% of our global benefit plan assets.
Based on consolidated benefit plan assets at January 1, 2022, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2022 benefits expense by approximately $61 million. For the years ended January 1, 2022 and January 2, 2021, our actual return on plan assets exceeded (was less than) the recognized assumed return by $(33) million and $400 million, respectively.

Pension assets include a level 3 investment comprising 5% of total plan assets as of January 1, 2022. The investment, a buy-in annuity contract, is valued based on the calculated pension benefit obligation covered by the contract.
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. This year, 2020 experience was adjusted to remove the estimated impact of COVID-19 claims. No adjustment was made to 2021 claims. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. Kellogg’s 5-year average claims inflation has been in the vicinity of 5.00% in recent years. Our initial trend rate for 2022 of 5.25% reflects the expectation that there may still be some additional impacts of the COVID-19 pandemic that have not yet been reflected, including continued upward pressure on trends due to the return of deferred care, ongoing COVID-19 associated costs, and increased prices driven by investment in the healthcare system to prepare for the next epidemic. Our initial rate remains flat for three years before trending downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2021 claims experience was approximately $44 million.
Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2021 fiscal year-end, we used the 2019 SOA tables with collar adjustments based on Kellogg’s current population, consistent with the prior year. In addition, based on mortality information available from the Social Security Administration and other sources, we developed assumptions for future mortality improvement in line with our expectations for future experience. The change to the mortality assumption increased the year-end pension and postretirement benefit obligations by $15 million and $5 million, respectively.

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
Based on consolidated obligations at January 1, 2022, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2022 benefits expense by approximately $8 million and would result in an immediate loss recognition of $207 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2021, we recognized a net actuarial gain of approximately $164 million compared to a net actuarial loss of approximately $151 million in 2020. The total net gain recognized in 2021 was driven by a gain of approximately $197 million of plan experience and assumption changes, including increases in the discount rate, partially offset by a $33 million loss from lower than expected asset returns.
During 2021, we made contributions in the amount of $4 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally, we contributed $16 million to our retiree medical programs.

Income taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The calculation of our income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgment.

We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be de-recognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 13 within Notes to Consolidated Financial Statements.
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

FUTURE OUTLOOK
The Company issued its initial financial guidance for 2022. Specifically, in spite of continued economy-wide supply challenges, the residual impact of the U.S. cereal labor strike, and further acceleration in cost inflation, the Company is projecting:

Organic net sales growth of approximately 3%, led by price/mix growth.

Currency-neutral adjusted operating profit growth of approximately 1-2%.

Currency-neutral adjusted earnings per share to increase by approximately 1-2%.

Net cash provided by operating activities of approximately $1.7-1.8 billion, with capital expenditure of about $0.6 billion. As a result, cash flow is expected to be in the $1.1-1.2 billion range.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2022:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Income tax impact applicable to adjustments, net**			~$0.03
Currency-neutral adjusted guidance*		1-2%	1-2%
Organic guidance*	~ 3%
* 2022 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2022 include impacts of mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.
** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)
Full Year 2022
Net cash provided by (used in) operating activities	$1.7 - $1.8
Additions to properties	~ ($0.6)
Cash Flow	$1.1 - $1.2

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
The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2021 was $4.2 billion, representing a settlement receivable of $35 million. The total notional amount of foreign currency derivative instruments at year-end 2020 was $4.3 billion, representing a settlement obligation of $33 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by $247 million, resulting in a net settlement obligation of $212 million at year-end 2021 and the settlement obligation would have increased by $272 million at year-end 2020. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

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

On December 31, 2021 the London Interbank Offered Rates (LIBOR) was discontinued. LIBOR will be phased out completely by June 30, 2023, and replaced by the Secured Overnight Financing Rate (SOFR). We will have exposure to LIBOR for existing interest rate swaps and forward interest rate contracts through the phase out period. Interest rate swaps and forward interest rate contracts entered into after December 31, 2021 will be based on SOFR.
We entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. The total notional amount of interest rate swaps at year-end 2021 was $2.8 billion, representing a settlement receivable of $4 million. The total notional amount of interest rate swaps at year-end 2020 was $2.6 billion, representing a settlement receivable of $46 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $13 million and $8 million at year-end 2021 and 2020, respectively.

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

Additionally, certain ingredients, packaging and other goods and services have been impacted by the COVID-19 pandemic and inflationary pressures and we expect these supply pressures and market disruptions to continue into 2022.
The total notional amount of commodity derivative instruments at year-end 2021 was $360 million, representing a settlement obligation of approximately $1 million. The total notional amount of commodity derivative instruments at year-end 2020 was $314 million, representing a settlement receivable of approximately $8 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by $31 million at year-end 2021, and the settlement receivable would become a settlement obligation of approximately $22 million at year-end 2020, generally offset by a reduction in the cost of the underlying commodity purchases.
In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes.
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of January 1, 2022 and January 2, 2021, collateral related to reciprocal collateralization agreements and margin deposits for exchange-traded commodity derivative instruments, were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2021	2020	2019
Net sales	$14,181	$13,770	$13,578
Cost of goods sold	9,621	9,043	9,197
Selling, general and administrative expense	2,808	2,966	2,980
Operating profit	$1,752	$1,761	$1,401
Interest expense	223	281	284
Other income (expense), net	$437	$121	$188
Income before income taxes	1,966	1,601	1,305
Income taxes	474	323	321
Earnings (loss) from unconsolidated entities	3	(14)	(7)
Net income	$1,495	$1,264	$977
Net income (loss) attributable to noncontrolling interests	7	13	17
Net income attributable to Kellogg Company	$1,488	$1,251	$960
Per share amounts:
Basic	$4.36	$3.65	$2.81
Diluted	$4.33	$3.63	$2.80
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2021			2020			2019
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$1,495			$1,264			$977
Other comprehensive income:
Foreign currency translation adjustments	$14	$(57)	(43)	$(405)	$84	(321)	$100	$(19)	81
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	38	(10)	28	(9)	2	(7)	5	(1)	4
Reclassification to net income	22	(6)	16	14	(4)	10	4	(1)	3
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(2)	1	(1)	(4)	1	(3)	(16)	5	(11)
Prior service credit (cost)	(18)	4	(14)	(21)	6	(15)	3	(1)	2
Reclassification to net income:
Net experience (gain) loss	(2)	—	(2)	(3)	1	(2)	(5)	1	(4)
Prior service (credit) cost	—	—	—	(1)	—	(1)	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(1)	—	(1)	3	—	3	4	—	4
Reclassification to net income	(2)	—	(2)	—	—	—	(4)	—	(4)
Other comprehensive income (loss)	$49	$(68)	$(19)	$(426)	$90	$(336)	$90	$(16)	$74
Comprehensive income			$1,476			$928			$1,051
Net income (loss) attributable to noncontrolling interests			7			13			17
Other comprehensive income (loss) attributable to noncontrolling interests			(30)			(52)			—
Comprehensive income attributable to Kellogg Company			$1,499			$967			$1,034
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2021	2020
Current assets
Cash and cash equivalents	$286	$435
Accounts receivable, net	1,489	1,537
Inventories	1,398	1,284
Other current assets	221	226
Total current assets	3,394	3,482
Property, net	3,827	3,713
Operating lease right-of-use assets	640	658
Goodwill	5,771	5,799
Other intangibles, net	2,409	2,491
Investment in unconsolidated entities	424	391
Other assets	1,713	1,462
Total assets	$18,178	$17,996
Current liabilities
Current maturities of long-term debt	$712	$627
Notes payable	137	102
Accounts payable	2,573	2,471
Current operating lease liabilities	116	117
Accrued advertising and promotion	714	776
Accrued salaries and wages	300	378
Other current liabilities	763	767
Total current liabilities	5,315	5,238
Long-term debt	6,262	6,746
Operating lease liabilities	502	520
Deferred income taxes	722	562
Pension liability	706	769
Other liabilities	456	525
Commitments and contingencies
Equity
Common stock, $0.25 par value, 1,000,000,000 shares authorized Issued: 421,098,799 shares in 2021 and 420,962,092 shares in 2020	105	105
Capital in excess of par value	1,023	972
Retained earnings	9,028	8,326
Treasury stock, at cost 79,721,563 shares in 2021 and 77,071,554 shares in 2020	(4,715)	(4,559)
Accumulated other comprehensive income (loss)	(1,721)	(1,732)
Total Kellogg Company equity	3,720	3,112
Noncontrolling interests	495	524
Total equity	4,215	3,636
Total liabilities and equity	$18,178	$17,996
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income (loss)				960				960	17	977
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($2.26 per share)				(769)				(769)		(769)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income (loss)							74	74	—	74
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			56					56		56
Stock options exercised and other	—		(30)	(6)	(2)	81		45		45
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income (loss)				1,251				1,251	13	1,264
Divestiture								—	(3)	(3)
Dividends declared ($2.28 per share)				(782)				(782)		(782)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income (loss)							(284)	(284)	(52)	(336)
Stock compensation			76					76		76
Stock options exercised and other	—		(25)	(2)	(2)	131		104		104
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income (loss)				1,488				1,488	7	1,495
Acquisition of noncontrolling interest and other			22					22	30	52
Dividends declared ($2.31 per share)				(788)				(788)	—	(788)
Distributions to noncontrolling interest								—	(36)	(36)
Other comprehensive income (loss)							11	11	(30)	(19)
Stock compensation			68					68		68
Stock options exercised and other	—		(39)	2	(1)	84		47		47
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2021	2020	2019
Operating activities
Net income	$1,495	$1,264	$977
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	467	479	484
Postretirement benefit plan expense (benefit)	(392)	(77)	(89)
Deferred income taxes	125	69	47
Stock compensation	68	76	56
Multi-employer pension plan exit liability	—	(5)	132
Other	(44)	(16)	(36)
Tax payment related to divestitures	—	—	(255)
Postretirement benefit plan contributions	(20)	(32)	(28)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(9)	75	(145)
Inventories	(135)	(54)	2
Accounts payable	194	(9)	(9)
All other current assets and liabilities	(48)	216	40
Net cash provided by (used in) operating activities	$1,701	$1,986	$1,176
Investing activities
Additions to properties	$(553)	$(505)	$(586)
Issuance of notes receivable	(28)	(19)	(30)
Repayments from notes receivable	28	14	5
Purchases of marketable securities	—	(250)	—
Sales of marketable securities	—	250	—
Divestiture, net of cash disposed	—	(7)	1,332
Investments in unconsolidated entities	(10)	—	—
Purchases of available for sale securities	(61)	(81)	(18)
Sales of available for sale securities	72	19	83
Other	24	(6)	(12)
Net cash provided by (used in) investing activities	$(528)	$(585)	$774
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(27)	(16)	(18)
Issuances of notes payable, with maturities greater than 90 days	73	44	62
Reductions of notes payable, with maturities greater than 90 days	(63)	(34)	(69)
Issuances of long-term debt	361	557	80
Reductions of long-term debt	(650)	(1,229)	(1,009)
Debt redemption costs	—	(20)	(17)
Net issuances of common stock	63	112	64
Common stock repurchases	(240)	—	(220)
Cash dividends	(788)	(782)	(769)
Other	(35)	(20)	(9)
Net cash provided by (used in) financing activities	$(1,306)	$(1,388)	$(1,905)
Effect of exchange rate changes on cash and cash equivalents	(16)	25	31
Increase (decrease) in cash and cash equivalents	$(149)	$38	$76
Cash and cash equivalents at beginning of period	435	397	321
Cash and cash equivalents at end of period	$286	$435	$397

Supplemental cash flow disclosures:
Interest paid	$213	$249	$284
Income taxes paid	$365	$281	$537

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$162	$189	$128
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1
ACCOUNTING POLICIES
Basis of presentation
The consolidated financial statements include the accounts of the Kellogg Company, those of the subsidiaries that it controls due to ownership of a majority voting interest (Kellogg or the Company). The Company continually evaluates its involvement with variable interest entities (VIEs) to determine whether it has variable interests and is the primary beneficiary of the VIE. When these criteria are met, the Company is required to consolidate the VIE. The Company’s share of earnings or losses of nonconsolidated affiliates is included in its consolidated operating results using the equity method of accounting when it is able to exercise significant influence over the operating and financial decisions of the affiliate. The Company records investments in equity securities at fair value if it is not able to exercise significant influence over the operating and financial decisions of the affiliate. The Company's investments in equity securities without a readily determinable fair value are recorded at original cost with adjustments for fair value only when observable price changes from orderly transactions for the investment are identified. Our investments in unconsolidated affiliates and equity securities without a readily determinable fair value are evaluated, at least annually, for indicators of an other-than-temporary impairment. Intercompany balances and transactions are eliminated.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2021 and 2019 fiscal years each contained 52 weeks and ended on January 1, 2022, and December 28, 2019, respectively. The Company's 2020 fiscal year ended on January 2, 2021 and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2020 included a 14th week.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for expected credit losses and prompt payment discounts. Trade receivables do not bear interest. The allowance for expected credit losses represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. For the fiscal years ended 2021 and 2020 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 2 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no material assets held for sale at the fiscal year-end 2021 or 2020.
Goodwill and other intangible assets
The Company reviews our operating segment and reporting unit structure annually or as significant changes in the organization occur and assesses goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, the Company may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, the Company may instead perform a quantitative impairment test. In our quantitative testing, the Company compares a reporting unit’s estimated fair value with its carrying value with a reporting unit’s fair value being estimated using market multiples. This approach employs market multiples based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to the Company’s reporting units. In the event the fair value determined using the market multiple approach is close to carrying value, the Company may supplement the fair value determination using discounted cash flows that incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of a reporting unit exceeds its fair value, the Company considers the reporting unit impaired and reduces its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.

Similarly, the Company assesses indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. Annually during the fourth quarter, in conjunction with our annual budgeting process, the Company may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, the Company may instead perform a quantitative impairment test. In the quantitative testing, the Company compares an intangible asset’s estimated fair value with its carrying value with the intangible asset’s fair value being determined using estimates of future cash flows to be generated from that asset based on estimates of future sales, as well as assumptions surrounding earnings growth rates, royalty rates and discount rates consistent with rates used by market participants. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

We amortize definite-life intangible assets over their estimated useful lives, which materially approximates the pattern of economic benefit and evaluate them for impairment as we do other long-lived assets.
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of January 1, 2022, $905 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $685 million of those payment obligations to participating financial institutions. As of January 2, 2021, $909 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $670 million of those payment obligations to participating financial institutions.

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

The Company's promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial in relation to net sales and recognized as a change in management estimate in a subsequent period. The liability associated with these promotions was recorded in other current liabilities.

The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales.
Advertising and promotion
The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense is classified in selling, general and administrative (SGA) expense.

The Company also classifies consumer promotional expenditures in SGA expense. These promotional expenses are estimated using various techniques including historical cash expenditure and redemption experience and patterns. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. The liability associated with these advertising and promotional activities is recorded in other current liabilities.
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
Cash flow hedges.  Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Income on the same line item as the underlying hedged transaction.
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

The Company has two Receivable Sales Agreements (Monetization Programs) described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Monetization Programs are designed to effectively offset the impact on working capital of the Extended Terms Program. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $1.1 billion.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of January 1, 2022 and January 2, 2021 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $549 million and $783 million remained outstanding under these arrangements as of January 1, 2022 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $8 million, $14 million and $25 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. The recorded loss is included in OIE.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $66 million and $55 million remained outstanding under these programs as of January 1, 2022 and January 2, 2021, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in OIE and is not material.

NOTE 3
DIVESTITURES AND INVESTMENTS IN UNCONSOLIDATED ENTITIES

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism. Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the year ended December 28, 2019, recorded in OIE, after including related costs to sell of $14 million. Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. During 2020 the working capital adjustment was finalized, resulting in a reduction of the sale proceeds and recognition of a pre-tax expense in OIE of $4 million. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale.

Proceeds from the divestiture were used primarily to redeem $1.0 billion of debt during the third quarter of 2019. Additionally, the Company paid approximately $255 million of cash taxes on the divestiture in the fourth quarter of 2019.

In connection with the sale, the Company entered into a transition services agreement (TSA) with Ferrero, under which the Company will provide certain services to Ferrero to help facilitate an orderly transition of the businesses following the sale. In return for these services, Ferrero is required to pay certain agreed upon fees that are designed to reimburse the Company for certain costs incurred by the Company in providing such services, plus specified immaterial margins. The TSA was completed in the first quarter of 2021.

Investment in unconsolidated entities
The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The investment in TAF is accounted for under the equity method of accounting and comprises substantially all of the investment in unconsolidated entities balance on the Consolidated Balance Sheet. TAF, and other entities affiliated with TAF, are suppliers to Multipro, a consolidated subsidiary in West Africa. The related trade payables are generally settled on a monthly basis. These suppliers' net sales, totaling $721 million and $586 million for the years ended January 1, 2022 and January 2, 2021, respectively, consist primarily of inventory purchases by Multipro.

NOTE 4
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consolidated
December 28, 2019	$4,422	$347	$213	$879	$5,861
Currency translation adjustment	1	20	(33)	(50)	(62)
January 2, 2021	$4,423	$367	$180	$829	$5,799
Acquisition	—	—	—	33	33
Currency translation adjustment	—	(17)	(9)	(35)	(61)
January 1, 2022	$4,423	$350	$171	$827	$5,771

Intangible assets

	2021			2020
(millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangibles subject to amortization (a)	$521	$(143)	$378	$544	$(121)	$423
Intangibles not subject to amortization	$2,031	$—	$2,031	$2,068	$—	$2,068
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $26 million per year through 2026.

The change in intangible asset values presented in the table above include the impact of foreign currency translation adjustments.

Annual impairment testing
At January 1, 2022, goodwill and other intangible assets amounted to $8.2 billion, consisting primarily of goodwill and brands. Within this total, approximately $2.0 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. The Company's impairment testing performed through the fourth quarter of 2021 consisted of qualitative testing for all reporting unit goodwill and all indefinite-lived intangible assets, except for one brand, for which quantitative testing was performed. No heightened risk of impairment of individual intangible assets or reporting units was identified.

The Company has $184 million at January 1, 2022 related to one brand in the North America operating segment that primarily relates to snack category products. In performing the quantitative test of this brand, fair value was determined using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants. The Company determined the fair value of this brand exceeds its carrying value and no heightened risk of impairment exists for the asset.

In the fourth quarter of 2020 management finalized a decision to reorganize part of its North America operating segment, including the RX reporting unit, effective at the beginning of fiscal 2021. The reorganization further integrated the RX business with the rest of the North American business and changed internal reporting provided to the segment manager. As a result of these changes, the Company re-evaluated its North American reporting units and determined that effective at the beginning of fiscal 2021, the RX reporting unit was combined with the North America reporting unit. The Company evaluated the related impacted reporting units for impairment on a before and after basis and concluded that the fair values of each reporting unit exceeded their carrying values.

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

During 2021, the Company announced a reconfiguration of the North America reportable segment supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by early 2024, with related productivity improvements commencing in 2023. The overall project is expected to result in cumulative pretax charges of approximately $45 million, which include employee-related costs of $4 million, other cash costs of $21 million and non-cash costs, primarily consisting of accelerated depreciation and asset write-off's, of $20 million. Charges incurred related to this restructuring program were approximately $5 million during 2021. These charges primarily related to severance costs, and were recorded in COGS.

During 2019, the Company announced a reorganization plan for its European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The project was substantially completed as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations. The Company recorded total net charges of $(1) million in 2020, with $7 million recorded in SGA expense and ($8) million recorded in OIE. The Company recorded total net charges of $38 million in 2019, with $43 million recorded in SGA expense and ($5) million recorded in OIE. The project resulted in cumulative pretax net charges of approximately $37 million, including certain non-cash credits. Total cash costs were approximately $50 million. The total charges include severance and other termination benefits and charges related to relocation, pension curtailment gains, third party legal and consulting fees, and contract termination costs.

Also during 2019, the Company announced a reorganization plan which primarily impacted the North America reportable segment, designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The project was substantially completed as of the end of fiscal year 2020. Total charges and cash costs were in line with expectations. The Company recorded total charges of $2 million and $21 million related to this initiative during 2020 and 2019, respectively. These charges were recorded in SGA expense. The project has resulted in cumulative pretax charges of approximately $23 million. Total charges include severance and other termination benefits and charges related to third party consulting fees.

In addition to the projects discussed above, during 2021 and 2020 the Company incurred restructuring costs in each of its reportable segments related to various reorganization and simplification initiatives and supply chain optimization projects. The Company recorded total charges of $22 million related to these initiatives during 2021, including $13 million in COGS and $9 million in SGA expense. The Company recorded total charges of $28 million related to these initiatives during 2020, including $6 million in COGS and $22 million in SGA expense. These costs primarily relate to severance and other termination benefits.

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

The Company recognized charges of $1,574 million attributed to the Project K, with the charges comprised of $6 million recorded as a reduction of revenue, $928 million recorded in COGS, $807 million recorded in SGA expense and $(167) million recorded in OIE.

Total programs
The tables below provide the details for the charges incurred during 2021, 2020 and 2019 and program costs to date for all programs currently active as of January 1, 2022.

				Program costs to date
(millions)	2021	2020	2019	January 1, 2022
Employee related costs	$10	$29	$49	$23
Pension curtailment (gain) loss, net	—	(8)	(5)	—
Asset related costs	10	2	21	12
Other costs	7	6	48	1
Total	$27	$29	$113	$36

				Program costs to date
(millions)	2021	2020	2019	January 1, 2022
North America	$19	$8	$50	$17
Europe	(1)	3	47	5
Latin America	4	5	15	9
AMEA	—	12	3	—
Corporate	5	1	(2)	5
Total	$27	$29	$113	$36
During 2021, the Company recorded total charges of $27 million across all restructuring programs. The charges were comprised of $18 million recorded in COGS and $9 million recorded in SGA expense.
During 2020, the Company recorded total charges of $29 million across all restructuring programs. The charges were comprised of $6 million recorded in COGS, $31 million recorded in SGA expense and $(8) million recorded in OIE.
During 2019, the Company recorded total charges of $113 million across all restructuring programs. The charges were comprised of $35 million expense being recorded in COGS, a $83 million expense recorded in SGA expense, and $(5) million recorded in OIE.
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

At January 1, 2022 total project reserves were $23 million, related to severance payments and other costs of which a substantial portion will be paid in 2022. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Curtailment Gain Loss, net	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2019	$37	$—	$—	$1	$38
2020 restructuring charges	29	(8)	2	6	29
Cash payments	(38)	—	—	(7)	(45)
Non-cash charges and other	—	8	(2)	—	6
Liability as of January 2, 2021	$28	$—	$—	$—	$28
2021 restructuring charges	10	—	10	7	27
Cash payments	(15)	—	(4)	(7)	(26)
Non-cash charges and other	—	—	(6)	—	(6)
Liability as of January 1, 2022	$23	$—	$—	$—	$23

NOTE 6
EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2021-10.6; 2020-7.3; 2019-14.0.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 9.
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022.
During 2021, the Company repurchased 4 million shares of common stock for a total of $240 million. During 2020, the Company didn't repurchase any shares of common stock. During 2019, the Company repurchased 4 million shares of common stock for a total of $220 million.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, adjustments for net experience gains (losses) and prior service credit (costs) related to employee benefit plans, and adjustments for unrealized (gains) losses on available-for-sale securities, net of related tax effects.

Reclassifications from Accumulated Other Comprehensive Income (AOCI) for the year ended January 1, 2022, January 2, 2021, and December 28, 2019, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2021	2020	2019
(Gains) and losses on cash flow hedges:
Interest rate contracts	$22	$14	$4	Interest expense
	$22	$14	$4	Total before tax
	(6)	(4)	(1)	Tax expense (benefit)
	$16	$10	$3	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gains) losses	$(2)	$(3)	$(5)	OIE
Prior service (credit) cost	—	(1)	(1)	OIE
	$(2)	$(4)	$(6)	Total before tax
	—	1	1	Tax expense (benefit)
	$(2)	$(3)	$(5)	Net of tax
(Gains) losses on available-for-sale securities
Corporate bonds	$(2)	$—	$(4)	OIE
	$(2)	$—	$(4)	Total before tax
	—	—	—	Tax expense (benefit)
	$(2)	$—	$(4)	Net of tax
Total reclassifications	$12	$7	$(6)	Net of tax
Accumulated other comprehensive income (loss) as of January 1, 2022 and January 2, 2021 consisted of the following:

(millions)	January 1, 2022	January 2, 2021
Foreign currency translation adjustments	$(1,681)	$(1,668)
Cash flow hedges — unrealized net gain (loss)	(13)	(57)
Postretirement and postemployment benefits:
Net experience gain (loss)	(1)	2
Prior service credit (cost)	(26)	(12)
Available-for-sale securities unrealized net gain (loss)	—	3
Total accumulated other comprehensive income (loss)	$(1,721)	$(1,732)

NOTE 7
LEASES AND OTHER COMMITMENTS

The Company recorded operating lease costs of $139 million, $135 million and $133 million for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Year ended January 1, 2022	Year ended January 2, 2021	Year ended December 28, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138	$141	$134
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$60	$144	$164
Modified leases	$53	$84	$44

Weighted-average remaining lease term - operating leases	8 years	8 years
Weighted-average discount rate - operating leases	2.7%	2.6%

At January 1, 2022, future maturities of operating leases were as follows:

(millions)	Operating leases
2022	$127
2023	112
2024	96
2025	87
2026	66
2027 and beyond	210
Total minimum payments	$698
Less interest	(80)
Present value of lease liabilities	$618

Operating lease payments presented in the table above exclude $52 million of minimum lease payments for real-estate leases signed but not yet commenced as of January 1, 2022. The leases are expected to commence in 2022.

At January 1, 2022, future minimum annual lease commitments under non-cancelable finance leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 1, 2022, the Company had not recorded any liability related to these indemnifications.

NOTE 8
DEBT
The following table presents the components of notes payable at year end January 1, 2022 and January 2, 2021:

(millions)	2021		2020
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$—	—%	$25	0.20%
Bank borrowings	137		77
Total	$137		$102
The following table presents the components of subordinated long-term debt at year end January 1, 2022 and January 2, 2021:

(millions)	2021	2020
4.50% $650 million U.S. Dollar Notes due 2046	$638	$638
7.45% $625 million U.S. Dollar Debentures due 2031	622	621
2.10% $500 million U.S. Dollar Notes due 2030	496	496
0.50% €300 million Euro Notes due 2029	338	—
4.30% $600 million U.S. Dollar Notes due 2028	592	596
3.40% $600 million U.S. Dollar Notes due 2027	596	596
3.25% $750 million U.S. Dollar Notes due 2026	744	742
1.25% €600 million Euro Notes due 2025	693	748
1.00% €600 million Euro Notes due 2024	695	756
2.65% $600 million U.S. Dollar Notes due 2023	545	542
2.75% $400 million U.S. Dollar Notes due 2023	207	204
0.80% €600 million Euro Notes due 2022	682	731
1.75% €500 million Euro Notes due 2021	—	610
Other	126	93
	6,974	7,373
Less current maturities	(712)	(627)
Balance at year end	6,262	6,746

In 2021, the Company issued €300 million of eight-year 0.50% Euro Notes due 2029, resulting in net proceeds of €298 million after discount and underwriting commissions. The 2029 Euro Notes were issued as a sustainability bond, and thus an amount equal to the net proceeds will be used to finance or refinance, in whole or in part, one or more eligible environmental or social projects described in the Company's Sustainability Bond Framework. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. Additionally, the Company repaid the €500 million, seven-year 1.75% Euro Notes due 2021, upon maturity.

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

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends by the Company. The Company was in compliance with all these covenants as of January 1, 2022.

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There were no commercial paper notes outstanding under this program as of January 1, 2022 and January 2, 2021.

At January 1, 2022, the Company had $3.1 billion of short-term lines of credit and letters of credit, of which $3.0 billion were unused and available for borrowing primarily on an unsecured basis. These lines were comprised principally of the December 2021 unsecured $1.5 billion Five-Year Credit Agreement, which expires in December 2026, and an unsecured $1.0 billion 364-Day Credit Agreement.
The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $1.5 billion, which includes the ability to obtain European swingline loans in an aggregate principal amount up to the equivalent of $300 million. In December 2021, the Company terminated the original Five-Year Credit Agreement, which was originally set to expire in January of 2023, and entered into a new Five-Year Credit Agreement, which expires in December 2026.

In December 2021, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, and terminated the $1.0 billion 364-day facility that was originally set to expire in January 2022.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as January 1, 2022, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at January 1, 2022 and January 2, 2021.

Scheduled principal repayments on long-term debt are (in millions): 2022–$712; 2023–$793; 2024–$702; 2025–$691; 2026–$759; 2027 and beyond–$3,341.

Financial institutions have issued standby letters of credit conditionally guaranteeing obligations on behalf of the Company totaling $137 million, including $45 million secured and $92 million unsecured, as of January 1, 2022. These obligations are related primarily to insurance programs. There were no amounts drawn down on the letters of credit as of January 1, 2022.

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

The 2017 Long-Term Incentive Plan (2017 Plan), approved by shareholders in 2017, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2017 Plan, which replaced the 2013 Long-Term Incentive Plan (2013 Plan), authorizes the issuance of a total of (a) 16 million shares; plus (b) the total number of shares remaining available for future grants under the 2013 Plan. The total number of shares remaining available for issuance under the 2017 Plan will be reduced by two shares for each share issued pursuant to an award under the 2017 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. At January 1, 2022, there were 14 million remaining authorized, but unissued, shares under the 2017 Plan.

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
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2021	2020	2019
Pre-tax compensation expense	$75	$81	$61
Related income tax benefit	$20	$21	$16
As of January 1, 2022, total stock-based compensation cost related to non-vested awards not yet recognized was $96 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax windfall (shortfall) realized upon exercise or vesting of stock-based awards generally represent the difference between the grant date fair value of an award and the taxable compensation of an award.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2021	2020	2019
Total cash received from option exercises and similar instruments	$63	$112	$64
Tax windfall (shortfall) classified as cash flow from operating activities	$(3)	$2	$(2)
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

Stock option valuation model assumptions for grants within the year ended:	2021	2020	2019
Weighted-average expected volatility	20.00%	18.00%	18.00%
Weighted-average expected term (years)	6.7	6.7	6.6
Weighted-average risk-free interest rate	0.96%	1.35%	2.59%
Dividend yield	3.90%	3.40%	3.90%
Weighted-average fair value of options granted	$6.39	$7.34	$6.78

A summary of option activity for the year ended January 1, 2022 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	14	$65
Granted	3	58
Exercised	(1)	56
Forfeitures and expirations	(1)	66
Outstanding, end of year	15	$64	5.7	$44
Exercisable, end of year	10	$66	4.4	$22
Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2020	2019
Outstanding, beginning of year	14	14
Granted	3	3
Exercised	(2)	(1)
Forfeitures and expirations	(1)	(2)
Outstanding, end of year	14	14
Exercisable, end of year	10	10
Weighted-average exercise price:
Outstanding, beginning of year	$65	$66
Granted	65	57
Exercised	59	56
Forfeitures and expirations	68	67
Outstanding, end of year	$65	$65
Exercisable, end of year	$66	$65
The total intrinsic value of options exercised during the periods presented was (in millions): 2021–$6; 2020–$17; 2019–$7.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock units granted under the 2017 and 2013 Plans.
In the first quarter of 2021, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three year net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2021 target grant currently corresponds to approximately 399,000 shares, with a grant-date fair value of $58 per share.
In 2020, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three year net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2020 target grant currently corresponds to approximately 308,000 shares, with a grant-date fair value of $66 per share.
In 2019, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year net sales growth and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies. Dividend equivalents accrue and vest in accordance with the underlying award. The 2019 target grant currently corresponds to approximately 204,000 shares, with a grant-date fair value of $73 per share.

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
Based on the market price of the Company’s common stock at year-end 2021, the maximum future value that could be awarded on the vesting date was (in millions): 2021 award–$51; 2020 award– $39; and 2019 award–$26. The 2018 performance share award, payable in stock, was settled at 100% of target in February 2021 for a total dollar equivalent of $8 million.
The Company also grants restricted stock units to eligible employees under the 2017 Plan, typically with three year cliff vesting earning dividend equivalent units for awards granted beginning in 2019. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock unit activity for the year ended January 1, 2022, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,736	$61
Granted	727	58
Vested	(489)	63
Forfeited	(188)	60
Non-vested, end of year	1,786	$60
Additionally, restricted stock unit activity for 2020 and 2019 is presented in the following table:

Employee restricted stock units	2020	2019
Shares (in thousands):
Non-vested, beginning of year	1,901	1,708
Granted	596	888
Vested	(504)	(469)
Forfeited	(257)	(226)
Non-vested, end of year	1,736	1,901
Weighted-average exercise price:
Non-vested, beginning of year	$61	$65
Granted	65	55
Vested	65	68
Forfeited	58	62
Non-vested, end of year	$61	$61
The total fair value of restricted stock units vesting in the periods presented was (in millions): 2021–$29; 2020–$34; 2019–$27.

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

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2021	2020
Change in projected benefit obligation
Beginning of year	$5,675	$5,654
Service cost	36	37
Interest cost	98	130
Plan participants’ contributions	1	1
Amendments	18	22
Actuarial (gain)loss	(130)	499
Benefits paid	(423)	(292)
Curtailment and special termination benefits	(1)	(15)
Settlements	—	(453)
Foreign currency adjustments	(38)	92
End of year	$5,236	$5,675
Change in plan assets
Fair value beginning of year	$5,211	$5,170
Actual return on plan assets	184	656
Employer contributions	4	8
Plan participants’ contributions	1	1
Benefits paid	(397)	(269)
Settlements	—	(453)
Other	—	(8)
Foreign currency adjustments	(44)	106
Fair value end of year	$4,959	$5,211
Funded status	$(277)	$(464)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$448	$324
Other current liabilities	(19)	(19)
Pension liability	(706)	(769)
Net amount recognized	$(277)	$(464)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$61	$51
Net amount recognized	$61	$51
The accumulated benefit obligation for all defined benefit pension plans was $5.2 billion at January 1, 2022 and $5.6 billion at January 2, 2021. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2021	2020
Projected benefit obligation	$3,623	$3,937
Accumulated benefit obligation	$3,610	$3,921
Fair value of plan assets	$2,906	$3,177

Information for pension plans with projected benefit obligations in excess of plan assets were:

(millions)	2021	2020
Projected benefit obligation	$3,707	$4,035
Accumulated benefit obligation	$3,669	$3,988
Fair value of plan assets	$2,984	$3,246
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

(millions)	2021	2020	2019
Service cost	$36	$37	$36
Interest cost	98	130	172
Expected return on plan assets	(301)	(340)	(340)
Amortization of unrecognized prior service cost	8	7	7
Other expense	—	8	—
Recognized net (gain) loss	(12)	184	235
Net periodic benefit cost	(171)	26	110
Curtailment and special termination benefits	(1)	(15)	(13)
Pension (income) expense:
Defined benefit plans	(172)	11	97
Defined contribution plans	7	20	20
Total	$(165)	$31	$117
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2021 – $41 million; 2020 – $42 million; 2019 – $39 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2021	2020	2019
Discount rate	2.6%	2.2%	2.9%
Long-term rate of compensation increase	3.5%	3.4%	3.4%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2021	2020	2019
Discount rate	2.3%	2.8%	3.7%
Long-term rate of compensation increase	3.4%	3.4%	4.0%
Long-term rate of return on plan assets	6.0%	6.8%	7.3%
To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 69% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 0.75% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2021 of 6.25% for the U.S. plans equated to approximately the 65th percentile expectation. Refer to Note 1.

In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2021 fiscal year-end, the Company used the 2019 SOA tables with collar adjustments based on Kellogg’s current population, consistent with the prior year. In addition, based on mortality information available from the Social Security Administration and other sources, the Company developed assumptions for future mortality improvement in line with our expectations for future experience. The change to the mortality assumption increased the year-end pension obligations by approximately $15 million.
To conduct the annual review of discount rates, the Company selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selects yield curves to measure benefit obligations consistent with market indices during December of each year.
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2021, the Company recognized a net actuarial gain of approximately $12 million driven by a gain related to plan experience and assumption changes, including a gain due to increases in the discount rate, partially offset by a loss from worse than expected asset returns.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended January 1, 2022, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of January 1, 2022 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$36	$(5)	$—	$—	$31
Corporate stock, common	318	—	—	—	318
Mutual funds:
Debt	—	51	—	—	51
Collective trusts:
Equity	—	—	—	1,034	1,034
Debt	—	599	—	477	1,076
Limited partnerships	—	—	—	207	207
Bonds, corporate	—	396	—	370	766
Bonds, government	—	597	—	—	597
Bonds, other	—	87	—	—	87
Real estate	—	—	—	416	416
Buy-in annuity contract	—	—	269	—	269
Other	—	104	—	3	107
Total	$354	$1,829	$269	$2,507	$4,959
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at January 2, 2021 are summarized as follows:

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

There were no unfunded commitments to purchase investments at January 1, 2022 or January 2, 2021.
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
The current weighted-average target asset allocation reflected by this strategy is: equity securities–29%; debt securities–31%; real estate and other–40%. Investment in Company common stock represented 1.2% and 1.1% of consolidated plan assets at January 1, 2022 and January 2, 2021, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $3 million to its defined benefit pension plans during 2022.
Level 3 gains and losses
Changes in fair value of the Plan's Level 3 assets are summarized as follows:

(millions)	Annuity Contract
December 28, 2019	$—
Purchases	268
Realized and unrealized gain	4
Currency translation	8
January 2, 2021	$280
Realized and unrealized loss	(9)
Currency translation	(2)
January 1, 2022	$269
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2022–$299; 2023–$310; 2024–$315; 2025–$310; 2026–$308; 2027 to 2031–$1,534.

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
Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2021	2020
Change in accumulated benefit obligation
Beginning of year	$1,157	$1,116
Service cost	13	13
Interest cost	20	31
Actuarial (gain) loss	(68)	55
Benefits paid	(57)	(58)
End of year	$1,065	$1,157
Change in plan assets
Fair value beginning of year	$1,491	$1,364
Actual return on plan assets	175	178
Employer contributions	16	24
Benefits paid	(74)	(75)
Fair value end of year	$1,608	$1,491
Funded status	$543	$334
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$577	$369
Other current liabilities	(2)	(1)
Other liabilities	(32)	(34)
Net amount recognized	$543	$334
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(41)	(50)
Net amount recognized	$(41)	$(50)

Information for postretirement benefit plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2021	2020
Accumulated benefit obligation	$34	$35
Fair value of plan assets	$—	$—
Expense
Components of postretirement benefit expense (income) were:

(millions)	2021	2020	2019
Service cost	$13	$13	$15
Interest cost	20	31	37
Expected return on plan assets	(92)	(94)	(86)
Amortization of unrecognized prior service credit	(9)	(9)	(9)
Recognized net (gain) loss	(152)	(29)	(137)
Net periodic benefit expense (income)	(220)	(88)	(180)
Curtailment	—	—	(6)
Postretirement benefit expense (income):
Defined benefit plans	(220)	(88)	(186)
Defined contribution plans	13	13	11
Total	$(207)	$(75)	$(175)
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2021	2020	2019
Discount rate	2.9%	2.5%	3.3%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2021	2020	2019
Discount rate	2.5%	3.3%	4.0%
Long-term rate of return on plan assets	6.3%	7.0%	7.3%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 10.

The assumed U.S. health care cost trend rate is 5.25% for 2022, decreasing 0.25% annually to 4.5% by the year 2025 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends.
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2021, the Company recognized a net actuarial gain of approximately $152 million driven by a gain related to plan experience and assumption changes, including gains due to better than expected asset returns and increases in the discount rate.

Plan assets
The fair value of Plan assets as of January 1, 2022 summarized by level within fair value hierarchy described in Note 10, are as follows:

(millions)	Total Level 1	Total Level 2		Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$1	$2	1	$—	$—	$3
Corporate stock, common	263	—		—	—	263
Mutual funds:
Equity	—	39		—	—	39
Debt	—	94		—	—	94
Collective trusts:
Equity	—	—		—	616	616
Limited partnerships	—	—		—	132	132
Bonds, corporate	—	247		—	—	247
Bonds, government	—	99		—	—	99
Bonds, other	—	13		—	—	13
Real estate	—	—		—	102	102
Total	$264	$494		$—	$850	$1,608
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at January 2, 2021 are summarized as follows:

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
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 10. The current target asset allocation is 60% equity securities, 33% debt securities, and 7% real estate. The Company currently expects to contribute approximately $17 million to its VEBA trusts during 2022.
There were no Level 3 assets during 2021 and 2020.

Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 10.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2021	2020
Change in accumulated benefit obligation
Beginning of year	$48	$48
Service cost	3	3
Interest cost	1	1
Actuarial (gain)loss	1	—
Benefits paid	(5)	(4)
End of year	$48	$48
Funded status	$(48)	$(48)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(5)	$(6)
Other liabilities	(43)	(42)
Net amount recognized	$(48)	$(48)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$1	$2
Net experience gain	(14)	(18)
Net amount recognized	$(13)	$(16)
Components of postemployment benefit expense were:

(millions)	2021	2020	2019
Service cost	$3	$2	$3
Interest cost	1	1	2
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	(2)	(3)	(5)
Net periodic benefit cost	$3	$1	$1
Settlement cost	(1)	(1)	(3)
Postemployment benefit expense	$2	$—	$(2)
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2022	$64	$5
2023	64	7
2024	64	6
2025	64	5
2026	64	5
2027-2031	312	21

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

Pension benefits
The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. Total contributions to multiemployer pension benefit plans were as follows (millions): 2021 - $7; 2020 - $7; 2019 - $9.

As discussed in Note 5, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. During 2019, the Company withdrew from two multi-employer pension plans. Additionally, the Company previously exited several multiemployer plans as part of past restructuring activities. The related liabilities recognized are our best estimate of the ultimate cost of withdrawing from these plans. At this time we have not yet reached agreement on the ultimate amount of these withdrawal liabilities.  As a result, the actual cost could differ from our estimate based on final funding assessments. The net present value of the liabilities were determined using a risk free interest rate. The Company recognized expense related to the withdrawals as follows (millions): 2021 - $0; 2020 - $(5); 2019 - $132. The charges were recorded within Cost of goods sold on the Consolidated Statement of Income. The cash obligation associated with the 2019 withdrawal activity is approximately $8 million annually and is payable over a maximum 20-year period. Withdrawal liability payments made to multiemployer plans were as follows (millions): 2021 - $10; 2020 - $21; 2019 - $8. The Company had withdrawal liabilities of $123 million and $130 million at January 1, 2022 and January 2, 2021, respectively, included within Other current liabilities and Other liabilities on the Consolidated Balance Sheet.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2021 – $13; 2020 – $13; 2019 – $11.

NOTE 13
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2021	2020	2019
Income before income taxes
United States	$1,158	$1,018	$938
Foreign	808	583	367
	1,966	1,601	1,305
Income taxes
Currently payable
Federal	188	129	345
State	44	26	52
Foreign	117	100	77
	349	255	474
Deferred
Federal	40	56	(124)
State	4	9	(29)
Foreign	81	3	—
	125	68	(153)
Total income taxes	$474	$323	$321

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2021	2020	2019
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	(1.6)	(2.4)	(2.5)
State income taxes, net of federal benefit	1.9	1.8	1.3
Cost (benefit) of remitted and unremitted foreign earnings	0.6	1.0	0.8
Revaluation of investment in foreign subsidiary	—	—	2.5
Net change in valuation allowance	2.7	1.4	(1.6)
Statutory rate changes, deferred tax impact	0.7	0.2	0.3
U.S. deemed repatriation tax	—	(2.0)	—
Divestiture	—	—	2.9
Out-of-period adjustment	—	—	3.0
Other	(1.2)	(0.8)	(3.1)
Effective income tax rate	24.1%	20.2%	24.6%
As presented in the preceding table, the Company’s 2021 consolidated effective tax rate was 24.1%, as compared to 20.2% in 2020 and 24.6% in 2019.

The 2021 effective income tax rate was unfavorably impacted by the following items. During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate. During the third quarter, the Company determined that certain foreign deferred tax assets were no longer more likely than not to be realized in the future and a full valuation allowance totaling $20 million was recorded on a discrete period basis.

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

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. During the third quarter of 2020, the Company reversed $32 million of a liability previously recorded as a result of the finalization of an IRS tax examination.

As of January 1, 2022, approximately $1 billion of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $28 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2021 and 2020 were $363 million and $329 million, respectively, with related valuation allowances at year-end 2021 and 2020 of $248 million and $192 million, respectively. Of the total carryforwards at year-end 2021, $23 million expire in 5 years or less, $75 million expire in 2027 and later, and $265 million do not expire.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2021 and 2020:

	Deferred tax assets		Deferred tax liabilities
(millions)	2021	2020	2021	2020
U.S. state income taxes	$—	$7	$11	$—
Advertising and promotion-related	14	13	—	—
Wages and payroll taxes	27	26	—	—
Inventory valuation	16	17	—	—
Employee benefits	19	118	—	—
Operating loss, credit and other carryforwards	363	329	—	—
Hedging transactions	13	49	—	—
Depreciation and asset disposals	—	—	264	234
Operating lease right-of-use assets	—	—	146	141
Operating lease liabilities	144	136	—	—
Trademarks and other intangibles	—	—	540	527
Deferred compensation	19	18	—	—
Stock options	33	32	—	—
Other	54	41	—	—
	702	786	961	902
Less valuation allowance	(248)	(192)	—	—
Total deferred taxes	$454	$594	$961	$902
Net deferred tax asset (liability)	$(507)	$(308)
Classified in balance sheet as:
Other assets	$215	$254
Other liabilities	(722)	(562)
Net deferred tax asset (liability)	$(507)	$(308)
The change in valuation allowance reducing deferred tax assets was:

(millions)	2021	2020	2019
Balance at beginning of year	$192	$146	$166
Additions charged to income tax expense (b)	59	62	25
Reductions credited to income tax expense (a)	(6)	(24)	(47)
Acquisition of noncontrolling interest	13	—	—
Currency translation adjustments	(10)	8	2
Balance at end of year	$248	$192	$146
(a) During 2019, the Company decreased the valuation allowance by $32 million related to the revaluation of its investment in a foreign subsidiary.
(b) During 2021, the Company increased the valuation allowance $20 million to fully reserve for net deferred tax assets of a foreign subsidiary. During 2020, the Company increased the valuation allowance by $41 million related to the revaluation of its investment in a foreign subsidiary.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2021 provision for U.S. federal income taxes represents approximately 50% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2020. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.

As of January 1, 2022, the Company has classified $16 million of unrecognized tax benefits as a current tax liability. Managements estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $4 million of projected additions during the next twelve months related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 1, 2022, January 2, 2021 and December 28, 2019. For the 2021 year, approximately $43 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2021	2020	2019
Balance at beginning of year	$65	$90	$97
Tax positions related to current year:
Additions	5	5	5
Tax positions related to prior years:
Additions	5	8	4
Reductions (a)	(13)	(35)	(14)
Settlements	(9)	(2)	(1)
Lapses in statutes of limitation	(3)	(1)	(1)
Balance at end of year	$50	$65	$90
(a) During the third quarter of 2020, the Company released $32 million of tax reserves as a result of finalization of an IRS tax examination.
During the year ended January 1, 2022, the Company paid tax-related interest totaling $2 million and recognized $(4) million of tax related interest, decreasing the balance to $7 million at year-end. During the year ended January 2, 2021, the Company paid tax-related interest totaling $1 million and recognized $3 million of tax related interest, increasing the balance to $13 million at year-end. During the year ended December 28, 2019, the Company settled certain tax matters resulting in an $11 million net reduction of the tax interest accrual, decreasing the balance to $11 million at year-end.
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
Total notional amounts of the Company’s derivative instruments as of January 1, 2022 and January 2, 2021 were as follows:

(millions)	2021	2020
Foreign currency exchange contracts	$2,828	$2,856
Cross-currency contracts	1,343	1,411
Interest rate contracts	2,816	2,632
Commodity contracts	360	314
Total	$7,347	$7,213
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at January 1, 2022 and January 2, 2021, measured on a recurring basis.

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. For the Company, level 2 financial assets and liabilities consist of interest rate swaps, cross-currency contracts and foreign currency contracts.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of January 1, 2022 or January 2, 2021.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of January 1, 2022 and January 2, 2021:
Derivatives designated as hedging instruments

	2021			2020
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross currency contracts:
Other current assets	$—	$32	$32	$—	$14	$14
Other Assets	—	15	15	—	16	16
Interest rate contracts (a):
Other current assets	—	10	10	—	—	—
Other assets	—	8	8	—	60	60
Total assets	$—	$65	$65	$—	$90	$90
Liabilities:
Cross currency contracts:
Other current liabilities	$—	$(2)	$(2)	$—	$(13)	$(13)
Other liabilities	—	(7)	(7)	—	(21)	(21)
Interest rate contracts (a):
Other current liabilities	—	(1)	(1)	—	(3)	(3)
Other liabilities	—	(4)	(4)	—	—	—
Total liabilities	$—	$(14)	$(14)	$—	$(37)	$(37)
(a)The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $1.2 billion and $0.8 billion as of January 1, 2022 and January 2, 2021, respectively.

Derivatives not designated as hedging instruments

	2021			2020
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$18	$18	$—	$48	$48
Other assets	—	5	5	—	—	—
Interest rate contracts:
Other current assets	—	4	4	—	4	4
Other assets	—	—	—	—	13	13
Commodity contracts:
Other current assets	5	—	5	9	—	9
Total assets	$5	$27	$32	$9	$65	$74
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(20)	$(20)	$—	$(73)	$(73)
Other liabilities	—	(6)	(6)	—	(4)	(4)
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	(6)	(6)
Other liabilities	—	(7)	(7)	—	(22)	(22)
Commodity contracts:
Other current liabilities	(6)	—	(6)	(1)	—	(1)
Total liabilities	$(6)	$(39)	$(45)	$(1)	$(105)	$(106)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $2.4 billion and $2.8 billion as of January 1, 2022 and January 2, 2021, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of January 1, 2022 and January 2, 2021.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Interest rate contracts	Long-term debt	$2,903	$2,568	$12	$25
(a)The hedged long-term debt includes $13 million and $16 million of hedging adjustment on discontinued hedging relationships as of January 1, 2022 and January 2, 2021, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of January 1, 2022 and January 2, 2021 would be adjusted as detailed in the following table:

As of January 1, 2022
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$97	$(47)	$8	$58
Total liability derivatives	$(59)	$47	$12	$—

As of January 2, 2021
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$164	$(116)	$—	$48
Total liability derivatives	$(143)	$116	$5	$(22)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI			Gain (loss) excluded from assessment of hedge effectiveness			Location of gain (loss) in income of excluded component
	2021	2020	2019	2021	2020	2019
Foreign currency denominated long-term debt	$175	$(236)	$60	$—	$—	$—
Cross-currency contracts	61	(93)	6	26	34	34	Interest expense
Total	$236	$(329)	$66	$26	$34	$34

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2021	2020	2019
Foreign currency exchange contracts	COGS	$(21)	$11	$(16)
Foreign currency exchange contracts	SGA expense	13	(1)	(2)
Foreign currency exchange contracts	OIE	(3)	(6)	(4)
Interest rate contracts	Interest expense	1	2	—
Commodity contracts	COGS	107	6	4
Total		$97	$12	$(18)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the years ended January 1, 2022, January 2, 2021 and December 28, 2019:

	January 1, 2022	January 2, 2021	December 28, 2019
(millions)	Interest expense	Interest expense	Interest expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$223	$281	$284
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	14	(7)	(33)
Derivatives designated as hedging instruments	(12)	7	37

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(22)	(14)	(4)

During the next 12 months, the Company expects $17 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at January 1, 2022 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on January 1, 2022 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of January 1, 2022 triggered by credit-risk-related contingent features.
Other fair value measurements
Fair Value Measurements on a Nonrecurring Basis
During the year ended January 2, 2021, the Company invested and sold $250 million in a mutual fund holding short term debt securities. The investment was measured at fair value using the net asset value (NAV) per share as a practical expedient and as a result, this investment has not been classified in the fair value hierarchy. The gain associated with the sale of the investment was less than $1 million and was recorded in OIE.

The following is a summary of the carrying and market values of the Company's available for sale securities:

	2021			2020
(millions)	Cost	Unrealized Gain (Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Corporate Bonds	$52	$—	$52	$62	$3	$65
During the year ended January 1, 2022, the Company sold level 2 corporate bonds for $72 million resulting in a gain of $2 million, recorded in OIE. Also during the year ended January 1, 2022, the Company purchased approximately $61 million in level 2 corporate bonds.

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
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. During 2021, we recorded a $20 million mark-to-market gain on these investments. Equity investments were approximately $40 million and $20 million as of January 1, 2022 and January 2, 2021, respectively. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $6.9 billion and $6.3 billion, respectively, as of January 1, 2022. The fair value and carrying value of the Company's long-term debt was $7.7 billion and $6.7 billion, respectively, as of January 2, 2021.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company of approximately $24 million, net of collateral already received from those counterparties as of January 1, 2022.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of January 1, 2022, the Company posted $20 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 26% of consolidated trade receivables at January 1, 2022.
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

In 2016, a class action complaint was filed against Kellogg in the Northern District of California relating to statements made on packaging for certain products. In August 2019, the Court ruled in favor of the plaintiff regarding certain statements made on the Company’s products and ordered the parties to conduct settlement discussions related to all matters in dispute. In October 2019, the plaintiff filed a motion to the Court to approve a settlement between Kellogg and the class. During 2019, the Company concluded that the contingency related to the unfavorable ruling was probable and estimable, resulting in a liability being recorded. In January 2021, the parties reached a new settlement that was within the amount of the contingency the Company recorded in December 2019. In June 2021, the court entered an order granting preliminary approval of the settlement. In November 2021, the court finalized the settlement.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at January 1, 2022. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements. The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance.

NOTE 16
REPORTABLE SEGMENTS
Kellogg Company is the world’s leading producer of cereal, second largest producer of crackers and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods, and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, Nigeria, Canada, Mexico and Australia.
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

On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit flavored snacks, pie crusts, and ice cream cone businesses to Ferrero for approximately $1.3 billion in cash. Both the total assets and the net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale. Reported net sales for the divested businesses totaled $562 million for the year ended December 28, 2019.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

(millions)	2021	2020	2019
Net sales
North America	$8,174	$8,361	$8,390
Europe	2,397	2,232	2,092
Latin America	997	914	940
AMEA	2,613	2,263	2,156
Consolidated	14,181	13,770	$13,578
Operating profit
North America (a)	$1,329	$1,473	$1,215
Europe	350	301	222
Latin America	109	97	85
AMEA	246	202	195
Total Reportable Segments	2,034	2,073	1,717
Corporate	(282)	(312)	(316)
Consolidated	$1,752	$1,761	$1,401
Depreciation and amortization
North America	$262	$282	$291
Europe	92	84	80
Latin America	25	30	30
AMEA	84	79	76
Total Reportable Segments	463	475	477
Corporate	4	4	7
Consolidated	$467	$479	$484
(a)During 2019, North America operating profit includes the recognition of multi-employer pension plan exit liabilities totaling $132 million.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company’s internationally-based reportable segments as shown below.

(millions)	2021	2020	2019
Interest expense
North America	$—	$—	$—
Europe	4	4	6
Latin America	1	6	9
AMEA	17	8	14
Corporate	201	263	255
Consolidated	$223	$281	$284
Income taxes
Europe	$48	$29	$48
Latin America	52	20	16
AMEA	40	33	23
Corporate & North America	334	241	234
Consolidated	$474	$323	$321

Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by operating segment. The CODM does review additions to long-lived assets based on operating segment.

(millions)	2021	2020	2019
Additions to long-lived assets
North America	$324	$270	$356
Europe	102	120	83
Latin America	42	31	41
AMEA	73	77	101
Corporate	12	7	5
Consolidated	$553	$505	$586
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2021, 2020, and 2019, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2021	2020	2019
Net sales
United States	$7,646	$7,821	$7,885
All other countries	6,535	5,949	5,693
Consolidated	$14,181	$13,770	$13,578
Long-lived assets
United States	$2,092	$2,048	$1,996
All other countries	1,735	1,665	1,616
Consolidated	$3,827	$3,713	$3,612
Supplemental product information is provided below for net sales to external customers:

(millions)	2021	2020	2019
Snacks	$6,807	$6,281	$6,663
Cereal	5,123	5,433	5,029
Frozen	1,106	1,139	1,037
Noodles and other	1,145	917	849
Consolidated	$14,181	$13,770	$13,578

NOTE 17
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2021	2020	2019
Research and development expense	$134	$135	$144
Advertising expense	$790	$781	$676

Consolidated Balance Sheet (millions)	2021	2020
Trade receivables	$1,240	$1,272
Allowance for expected credit losses	(15)	(19)
Refundable income taxes	62	66
Other receivables	202	218
Accounts receivable, net	$1,489	$1,537
Raw materials, spare parts, and supplies	$383	$338
Finished goods and materials in process	1,015	946
Inventories	$1,398	$1,284
Land	$123	$120
Buildings	2,238	2,135
Machinery and equipment	6,277	6,080
Capitalized software	594	543
Construction in progress	623	641
Accumulated depreciation	(6,028)	(5,806)
Property, net	$3,827	$3,713
Other intangibles	$2,552	$2,612
Accumulated amortization	(143)	(121)
Other intangibles, net	$2,409	$2,491
Pension	$448	$324
Deferred income taxes	215	254
Nonpension post retirement benefits	577	369
Other	473	515
Other assets	$1,713	$1,462
Accrued income taxes	$49	$58
Other	714	709
Other current liabilities	$763	$767
Income taxes payable	$40	$56
Nonpension postretirement benefits	32	34
Other	384	435
Other liabilities	$456	$525

Allowance for expected credit losses (millions)	2021	2020	2019
Balance at beginning of year	$19	$10	$10
Additions (reductions) charged to expense	(1)	13	9
Expected credit losses charged to reserve	(3)	(4)	(9)
Balance at end of year	$15	$19	$10

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 1, 2022. The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
President and Chief Executive Officer

/s/ Amit Banati
Amit Banati
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Kellogg Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2022 and January 2, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Asset Quantitative Impairment Assessment

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $2.0 billion as of January 1, 2022, of which $184 million related to one brand in the North America operating segment that primarily relates to snack category products. Management assesses indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the intangible assets. Annually during the fourth quarter, management may perform qualitative or quantitative testing for impairment. Management’s impairment testing performed through the fourth quarter of 2021 consisted of qualitative testing for all indefinite-lived intangible assets, except for one brand in the North America operating segment that primarily relates to snack category products, for which quantitative testing was performed. In performing the quantitative test of this brand, fair value was determined by management using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants.
The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset quantitative impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the indefinite-lived intangible asset related to one brand in the North America operating segment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to estimates of future sales, royalty rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset quantitative impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible asset related to one brand in the North America operating segment. These procedures also included, among others (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the relief from royalty valuation method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty valuation method; and (iv) evaluating the reasonableness of significant assumptions used by management related to the estimates of future sales, royalty rate, and discount rate. Evaluating management’s assumption related to estimates of future sales involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief from royalty valuation method and (ii) the reasonableness of the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 22, 2022

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

As of January 1, 2022, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2021 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended January 1, 2022, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 29, 2022 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2021 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Potential Post-Employment Payments,” and "CEO Pay Ratio" of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 22, 2022, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019.
Consolidated Statement of Comprehensive Income for the years ended January 1, 2022, January 2, 2021 and December 28, 2019.
Consolidated Balance Sheet at January 1, 2022 and January 2, 2021.
Consolidated Statement of Equity for the years ended January 1, 2022, January 2, 2021 and December 28, 2019.
Consolidated Statement of Cash Flows for the years ended January 1, 2022, January 2, 2021 and December 28, 2019.
Notes to Consolidated Financial Statements.
Management’s Report on Internal Control over Financial Reporting.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238).
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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 22, 2022, Commission file number 1-4171.	IBRF
4.01	Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.02	Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.	IBRF
4.04	Officers’ Certificate of Kellogg Company (with form of 1.125% Senior Note due 2015, 1.750% Senior Note due 2017 and 3.125% Senior Note due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2012, Commission file number 1-4171.	IBRF
4.05	Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.	IBRF
4.06	Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.07	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of 1.000% Senior Notes due 2024), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 19, 2016, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of 2.650% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 15, 2016, Commission file number 1-4171.	IBRF
4.10	Officers’ Certificate of Kellogg Company (with form of 0.800% Senior Notes due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2017, Commission file number 1-4171.	IBRF
4.11	Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.	IBRF
4.12	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.	IBRF
4.13	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.	IBRF
4.14	Description of Equity Securities	E
4.15	Description of Debt Securities	E
4.16	Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.01	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.03	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.04
Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of July 1, 2020, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-239564.*
IBRF
10.05	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.08	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.09	Five-Year Credit Agreement dated as of December 21, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BOFA Securities, INC., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication agents and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 23, 2021, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.11	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.14	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.15	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.16	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.18	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.19	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.20	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.22	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.23	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.24	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.25	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.27	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.28	2021-2023 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.29	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.30	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.31	364-Day Credit Agreement dated as of December 21, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BOFA Securities, INC.,Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch and Morgan Stanley MUFG Loan Partners, as Joint Lead Arrangers and Joint Bookrunners and Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication Agents, and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 23, 2021, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.32	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2018, Commission File number 1-4171.*	IBRF
10.33	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.34	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF
10.35	2019-2021 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.36	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.37	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.38	Agreement with Fareed Khan, dated May 2, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, Commission file number 1-4171.*	IBRF
10.39	2020-2022 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.40	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.41	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Amit Banati.	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February, 2022.

KELLOGG COMPANY

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2022

/s/ Amit Banati Amit Banati	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2022

* Stephanie A. Burns	Director	February 22, 2022

* Carter A. Cast	Director	February 22, 2022

* Richard W. Dreiling	Director	February 22, 2022

* Roderick D. Gillum	Director	February 22, 2022

* Zachary Gund	Director	February 22, 2022

* Donald R. Knauss	Director	February 22, 2022

* Mary A. Laschinger	Director	February 22, 2022

* Erica L. Mann	Director	February 22, 2022

* La June Montgomery Tabron	Director	February 22, 2022

* J. Michael Schlotman	Director	February 22, 2022

* Carolyn M. Tastad	Director	February 22, 2022

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 22, 2022