Form 10-Q
period 2022-04-02
KELLOGG CO
filed 2022-05-05
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2022
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
Yes  ☐    No  ☒
Common Stock outstanding as of April 2, 2022 — 337,872,583 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 2, 2022 (unaudited)	January 1, 2022
Current assets
Cash and cash equivalents	$313	$286
Accounts receivable, net	1,687	1,489
Inventories	1,559	1,398
Other current assets	257	221
Total current assets	3,816	3,394
Property, net	3,773	3,827
Operating lease right-of-use assets	681	640
Goodwill	5,783	5,771
Other intangibles, net	2,409	2,409
Investments in unconsolidated entities	425	424
Other assets	1,725	1,713
Total assets	$18,612	$18,178
Current liabilities
Current maturities of long-term debt	$891	$712
Notes payable	450	137
Accounts payable	2,705	2,573
Current operating lease liabilities	124	116
Accrued advertising and promotion	716	714
Accrued salaries and wages	198	300
Other current liabilities	764	763
Total current liabilities	5,848	5,315
Long-term debt	5,953	6,262
Operating lease liabilities	536	502
Deferred income taxes	808	722
Pension liability	659	706
Other liabilities	513	456
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	993	1,023
Retained earnings	9,254	9,028
Treasury stock, at cost	(4,946)	(4,715)
Accumulated other comprehensive income (loss)	(1,611)	(1,721)
Total Kellogg Company equity	3,795	3,720
Noncontrolling interests	500	495
Total equity	4,295	4,215
Total liabilities and equity	$18,612	$18,178
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(unaudited)	April 2, 2022	April 3, 2021
Net sales	$3,672	$3,584
Cost of goods sold	2,513	2,418
Selling, general and administrative expense	642	694
Operating profit	517	472
Interest expense	56	59
Other income (expense), net	74	69
Income before income taxes	535	482
Income taxes	112	109
Earnings (loss) from unconsolidated entities	1	(2)
Net income	424	371
Net income (loss) attributable to noncontrolling interests	2	3
Net income attributable to Kellogg Company	$422	$368
Per share amounts:
Basic earnings	$1.24	$1.07
Diluted earnings	$1.23	$1.07
Average shares outstanding:
Basic	340	342
Diluted	342	344
Actual shares outstanding at period end	338	340
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended
	April 2, 2022
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$424
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$84	$(26)	58
Cash flow hedges:
Unrealized gain (loss)	77	(20)	57
Reclassification to net income	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(3)	—	(3)
Other comprehensive income (loss)	$161	$(47)	$114
Comprehensive income			$538
Net Income attributable to noncontrolling interests			2
Other comprehensive income (loss) attributable to noncontrolling interests			4
Comprehensive income attributable to Kellogg Company			$532

	Quarter ended
	April 3, 2021
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$371
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$33	$(34)	(1)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	78	(21)	57
Reclassification to net income	5	(1)	4
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(2)	—	(2)
Other comprehensive income (loss)	$113	$(56)	$57
Comprehensive income			$428
Net Income attributable to noncontrolling interests			3
Other comprehensive income (loss) attributable to noncontrolling interests			(10)
Comprehensive income attributable to Kellogg Company			$435
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended April 2, 2022
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income				422				422	2	424
Dividends declared ($0.58 per share)				(197)				(197)		(197)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							110	110	4	114
Stock compensation			16					16		16
Stock options exercised and other			(46)	1	(2)	69		24		24
Balance, April 2, 2022	421	$105	$993	$9,254	83	$(4,946)	$(1,611)	$3,795	$500	$4,295

	Quarter ended April 3, 2021
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income				368				368	3	371
Dividends declared ($0.57 per share)				(195)				(195)		(195)
Other comprehensive income							67	67	(10)	57
Stock compensation			20					20		20
Stock options exercised and other			(38)	7	—	37		6		6
Balance, April 3, 2021	421	$105	$954	$8,506	81	$(4,762)	$(1,665)	$3,138	$517	$3,655

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	April 2, 2022	April 3, 2021
Operating activities
Net income	$424	$371
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	119	112
Postretirement benefit plan expense (benefit)	(73)	(68)
Deferred income taxes	42	17
Stock compensation	16	20
Other	28	13
Postretirement benefit plan contributions	(7)	(2)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(184)	(155)
Inventories	(160)	(50)
Accounts payable	207	118
All other current assets and liabilities	(85)	(141)
Net cash provided by (used in) operating activities	327	235
Investing activities
Additions to properties	(138)	(173)
Issuance of notes receivable	—	(20)
Repayments from notes receivable	—	28
Investments in unconsolidated entities	—	(10)
Purchases of available for sale securities	(2)	(2)
Sales of available for sale securities	1	5
Settlement of net investment hedges	37	(1)
Other	(10)	(16)
Net cash provided by (used in) investing activities	(112)	(189)
Financing activities
Net issuances (reductions) of notes payable	313	326
Reductions of long-term debt	(25)	(4)
Net issuances of common stock	40	18
Common stock repurchases	(300)	(240)
Cash dividends	(197)	(195)
Other	(2)	—
Net cash provided by (used in) financing activities	(171)	(95)
Effect of exchange rate changes on cash and cash equivalents	(17)	5
Increase (decrease) in cash and cash equivalents	27	(44)
Cash and cash equivalents at beginning of period	286	435
Cash and cash equivalents at end of period	$313	$391

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$90	$97
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 2, 2022 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2021 Annual Report on Form 10-K.

The condensed balance sheet information at January 1, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended April 2, 2022 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of April 2, 2022, $949 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of January 1, 2022, $905 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of April 2, 2022 and January 1, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $468 million and $549 million remained outstanding under these arrangements as of April 2, 2022 and January 1, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $2 million for both the quarters ended April 2, 2022 and April 3, 2021. The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $26 million and $66 million remained outstanding under these programs as of April 2, 2022 and January 1, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
Note 3 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were 8 million and 12 million anti-dilutive potential common shares excluded from the calculation for the quarters ended April 2, 2022 and April 3, 2021, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended April 2, 2022 and April 3, 2021.

Share repurchases
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the quarter ended April 2, 2022, the Company repurchased approximately 5 million shares of common stock for a total of $300 million. During the quarter ended April 3, 2021, the Company repurchased approximately 4 million shares of common stock for a total of $240 million.

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

Reclassifications out of Accumulated other comprehensive income (AOCI) for the quarters ended April 2, 2022 and April 3, 2021, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended April 2, 2022	Quarter ended April 3, 2021
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$4	$5	Interest expense
	$4	$5	Total before tax
	(1)	(1)	Tax expense (benefit)
	$3	$4	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss (b)	$(1)	$(1)	OIE
	$(1)	$(1)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(1)	Net of tax
Total reclassifications	$2	$3	Net of tax
(a) See Derivative instruments and fair value measurements note
(b) See Employee benefits note

Accumulated other comprehensive income (loss), net of tax, as of April 2, 2022 and January 1, 2022 consisted of the following:

(millions)	April 2, 2022	January 1, 2022
Foreign currency translation adjustments	$(1,627)	$(1,681)
Cash flow hedges — unrealized net gain (loss)	47	(13)
Postretirement and postemployment benefits:
Net experience gain (loss)	(2)	(1)
Prior service credit (cost)	(26)	(26)
Available-for-sale securities unrealized net gain (loss)	(3)	—
Total accumulated other comprehensive income (loss)	$(1,611)	$(1,721)
Note 4 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2021 Annual Report on Form 10-K. Components of Company benefit plan (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within Other income (expense) in the Consolidated Statement of Income.

Pension

	Quarter ended
(millions)	April 2, 2022	April 3, 2021
Service cost	$9	$9
Interest cost	29	25
Expected return on plan assets	(71)	(78)
Amortization of unrecognized prior service cost	2	2
Recognized net (gain) loss	(21)	(9)
Total pension (income) expense	$(52)	$(51)

Other nonpension postretirement

	Quarter ended
(millions)	April 2, 2022	April 3, 2021
Service cost	$3	$3
Interest cost	6	5
Expected return on plan assets	(28)	(23)
Amortization of unrecognized prior service cost	(2)	(2)
Total postretirement benefit (income) expense	$(21)	$(17)

Postemployment

	Quarter ended
(millions)	April 2, 2022	April 3, 2021
Service cost	$1	$1
Recognized net experience (gain) loss	(1)	(1)
Total postemployment benefit expense	$—	$—

For the quarter ended April 2, 2022, the Company recognized a gain of $21 million, related to the remeasurement of a certain U.S. pension plan. For the quarter ended April 3, 2021, the Company recognized a gain of $9 million related to the remeasurement of a U.S. pension plan. These remeasurements were the result of distributions that exceeded service and interest costs resulting in settlement accounting for that particular plan. The remeasurements recognized were due primarily to changes in the discount rate relative to the previous measurements.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 2, 2022	$1	$6	$7
April 3, 2021	$1	$1	$2
Full year:
Fiscal year 2022 (projected)	$3	$17	$20
Fiscal year 2021 (actual)	$4	$16	$20

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 5 Income taxes
The consolidated effective tax rate for the quarters ended April 2, 2022 and April 3, 2021 was 21% and 23%, respectively.

As of April 2, 2022, the Company classified $14 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of April 2, 2022 was $48 million. Of this balance, $41 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $8 million at April 2, 2022.
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

Total notional amounts of the Company’s derivative instruments as of April 2, 2022 and January 1, 2022 were as follows:

(millions)	April 2, 2022	January 1, 2022
Foreign currency exchange contracts	$3,095	$2,828
Cross-currency contracts	1,744	1,343
Interest rate contracts	2,789	2,816
Commodity contracts	427	360
Total	$8,055	$7,347
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 2, 2022 and January 1, 2022, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 2, 2022 or January 1, 2022.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 2, 2022 and January 1, 2022:
Derivatives designated as hedging instruments

	April 2, 2022			January 1, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$39	$39	$—	$32	$32
Other assets	—	22	22	—	15	15
Interest rate contracts(a):
Other current assets	—	3	3	—	10	10
Other assets	—	6	6	—	8	8
Total assets	$—	$70	$70	$—	$65	$65
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$—	$—	$—	$(2)	$(2)
Other liabilities	—	(27)	(27)	—	(7)	(7)
Interest rate contracts:
Other current liabilities	—	(1)	(1)	—	(1)	(1)
Other liabilities	—	(40)	(40)	—	(4)	(4)
Total liabilities	$—	$(68)	$(68)	$—	$(14)	$(14)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.1 billion as of April 2, 2022 and $1.2 billion as of January 1, 2022.
Derivatives not designated as hedging instruments

	April 2, 2022			January 1, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$43	$43	$—	$18	$18
Other assets	—	3	3	—	5	5
Interest rate contracts:
Other current assets	—	2	2	—	4	4
Other assets	—	5	5	—	—	—
Commodity contracts:
Other current assets	6	—	6	5	—	5
Total assets	$6	$53	$59	$5	$27	$32
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(60)	$(60)	$—	$(20)	$(20)
Other liabilities	—	(4)	(4)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(4)	(4)	—	(6)	(6)
Other liabilities	—	(11)	(11)	—	(7)	(7)
Commodity contracts:
Other current liabilities	(7)	—	(7)	(6)	—	(6)
Total liabilities	$(7)	$(79)	$(86)	$(6)	$(39)	$(45)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.3 billion as of April 2, 2022 and $2.4 billion as of January 1, 2022.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of April 2, 2022 and January 1, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		April 2, 2022	January 1, 2022	April 2, 2022	January 1, 2022
Interest rate contracts	Current maturities of long-term debt	$208	$—	$(3)	$—
Interest rate contracts	Long-term debt	$2,616	$2,903	$(26)	$12
(a) The fair value adjustment related to current maturities of long-term debt includes ($3) million from discontinued hedging relationships as of April 2, 2022. The fair value adjustment related to long-term debt includes $15 million and $13 million from discontinued hedging relationships as of April 2, 2022 and January 1, 2022, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of April 2, 2022 and January 1, 2022 would be adjusted as detailed in the following table:

As of April 2, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$129	$(106)	$—	$23
Total liability derivatives	$(154)	$106	$37	$(11)

As of January 1, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$97	$(47)	$8	$58
Total liability derivatives	$(59)	$47	$12	$—
During the quarter ended April 2, 2022, the Company settled certain interest rate contracts resulting in a net gain of approximately $82 million. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued. Additionally during the quarter ended April 2, 2022, the Company settled certain cross currency swaps resulting in a net gain of $37 million. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended April 2, 2022 and April 3, 2021 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Foreign currency denominated long-term debt	$68	$103	$—	$—
Cross-currency contracts	33	27	6	5	Interest expense
Total	$101	$130	$6	$5
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 2, 2022	April 3, 2021
Foreign currency exchange contracts	COGS	$(12)	$(17)
Foreign currency exchange contracts	Other income (expense), net	(2)	(1)
Foreign currency exchange contracts	SG&A	1	4
Interest rate contracts	Interest expense	1	1
Commodity contracts	COGS	112	12
Total		$100	$(1)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended April 2, 2022 and April 3, 2021:

	April 2, 2022	April 3, 2021
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$56	$59
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	41	6
Derivatives designated as hedging instruments	(40)	(7)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(4)	(5)

During the next 12 months, the Company expects $17 million of net deferred losses reported in AOCI at April 2, 2022 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 2, 2022 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 2, 2022 triggered by credit-risk-related contingent features.

Other fair value measurements

Available for sale securities

	April 2, 2022			January 1, 2022
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$52	$(3)	$49	$52	$—	$52
During the quarter ended April 2, 2022, the Company sold level 2 corporate bonds for approximately $1 million resulting in an immaterial gain recorded in Other income and (expense). Also during the quarter ended April 2, 2022, the Company purchased approximately $2 million in level 2 corporate bonds.

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

Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of April 2, 2022 and January 1, 2022. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $6.2 billion and $6.0 billion, respectively, as of April 2, 2022. The fair value and carrying value of the Company's long-term debt was $6.9 billion and $6.3 billion, respectively, as of January 1, 2022.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of April 2, 2022, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of April 2, 2022, the Company posted $37 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
Note 7 Reportable segments
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
Corporate includes corporate administration and initiatives as well as share-based compensation.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended
(millions)	April 2, 2022	April 3, 2021
Net sales
North America	$2,110	$2,130
Europe	589	578
Latin America	256	236
AMEA	718	640
Total Reportable Segments	3,673	$3,584
Corporate	(1)	$—
Consolidated	$3,672	$3,584
Operating profit
North America	$339	$379
Europe	98	80
Latin America	14	27
AMEA	66	63
Total Reportable Segments	517	549
Corporate	—	(77)
Consolidated	$517	$472

Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	April 2, 2022	April 3, 2021
Snacks	$1,775	$1,647
Cereal	1,281	1,374
Frozen	291	297
Noodles and other	325	266
Consolidated	$3,672	$3,584
Note 8 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	April 2, 2022 (unaudited)	January 1, 2022
Trade receivables	$1,424	$1,240
Allowance for credit losses	(16)	(15)
Refundable income taxes	29	62
Other receivables	250	202
Accounts receivable, net	$1,687	$1,489
Raw materials and supplies	$433	$383
Finished goods and materials in process	1,126	1,015
Inventories	$1,559	$1,398
Intangible assets not subject to amortization	$2,029	$2,031
Intangible assets subject to amortization, net	380	378
Other intangibles, net	$2,409	$2,409

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

War in Ukraine
The war in Ukraine and the related sanctions imposed have increased global economic and geopolitical uncertainty. In March 2022, we suspended all new investments and shipments of all products to Russia. We have no employees or direct operations in Ukraine. Our business in Russia consists of three manufacturing facilities and represented less than 1.5% of consolidated net sales and approximately 1% of consolidated operating profit for the year ended January 1, 2022. The net book value of assets related to our Russia business represents less than 0.5% of total assets as of April 2, 2022.

Impacts of the war to our net sales, earnings, and cash flows could extend beyond our business in Russia. Regional or global economic recessions, inflation, and supply chain challenges as a result of the war or further escalation could have a material impact on our results. Refer to Risk Factors in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

COVID-19
Since the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic in March 2020, our key objectives continue to be 1) protecting the health and safety of our employees, 2) safely producing and delivering our foods to customers and consumers, and 3) supporting the communities in which we operate.

The severity, magnitude and duration of the current COVID-19 pandemic is uncertain. The Company continues to actively monitor the pandemic and will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. Since the onset of the pandemic, the Company has experienced a significant increase in demand for food for at-home consumption. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of maintaining food supply, and potential disruptions for certain emerging market countries. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests of the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

Inflationary pressures
Events such as the ongoing COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended April 2, 2022 we continued to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

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

•Adjusted: gross profit, gross margin, operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including tax reform in the UK and certain foreign valuation allowances. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $68 million for the quarter ended April 2, 2022. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $21 million for the quarter ended April 2, 2022. Additionally, we recorded a pre-tax mark-to-market expense of $9 million for the quarter ended April 3, 2021. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $9 million for the quarter ended April 3, 2021.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $7 million for the quarter ended April 2, 2022. We also recorded pre-tax charges of $7 million for the quarter ended April 3, 2021.

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

Financial results
For the quarter ended April 2, 2022, our reported net sales increased 2.4% versus the prior year as a result of favorable price/mix across all regions despite unfavorable foreign currency. Organic net sales increased 4.2% from the prior year excluding foreign currency.

First quarter reported operating profit increased 9.5% versus the year-ago quarter due to favorable mark-to-market impacts related primarily to commodity contracts and higher net sales, partially offset by the residual impact of the fire and labor strike in our U.S. cereal plants as we work to reestablish production and inventory levels. Currency-neutral adjusted operating profit decreased 2.4%, after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency translation.

Reported diluted EPS of $1.23 for the quarter increased 15% compared to the prior year quarter of $1.07 due primarily to favorable mark-to-market impacts versus the prior year quarter. Currency-neutral adjusted diluted EPS of $1.12 for the quarter increased 0.9% from the prior year quarter after excluding mark-to-market, business and portfolio realignment, and foreign currency translation.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 2, 2022	April 3, 2021
Reported net income	$422	$368
Mark-to-market (pre-tax)	68	(9)
Business and portfolio realignment (pre-tax)	(7)	(7)
Income tax impact applicable to adjustments, net*	(16)	4
Adjusted net income	$376	$380
Foreign currency impact	(8)	—
Currency-neutral adjusted net income	$385	$380
Reported diluted EPS	$1.23	$1.07
Mark-to-market (pre-tax)	0.20	(0.03)
Business and portfolio realignment (pre-tax)	(0.02)	(0.02)
Income tax impact applicable to adjustments, net*	(0.05)	0.01
Adjusted diluted EPS	$1.10	$1.11
Foreign currency impact	(0.02)	—
Currency-neutral adjusted diluted EPS	$1.12	$1.11
Currency-neutral adjusted diluted EPS growth	0.9%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2022 versus 2021:

Quarter ended April 2, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,109	$589	$256	$718	$(1)	$3,672
Foreign currency impact	—	(35)	6	(32)	—	(61)
Organic net sales	$2,109	$624	$250	$751	$(1)	$3,733

Quarter ended April 3, 2021
(millions)
Reported net sales	$2,130	$578	$236	$640	$—	$3,584

% change - 2022 vs. 2021:
Reported growth	(0.9)%	1.9%	8.3%	12.2%	—%	2.4%
Foreign currency impact	—%	(6.0)%	2.4%	(5.0)%	—%	(1.8)%
Organic growth	(0.9)%	7.9%	5.9%	17.2%	—%	4.2%
Volume (tonnage)	(8.3)%	(1.8)%	(6.4)%	(3.1)%	—%	(5.7)%
Pricing/mix	7.4%	9.7%	12.3%	20.3%	—%	9.9%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended April 2, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$339	$98	$14	$66	$—	$517
Mark-to-market	—	—	(8)	—	55	48
Business and portfolio realignment	(6)	—	—	—	(1)	(7)
Adjusted operating profit	$345	$98	$22	$66	$(54)	$476
Foreign currency impact	—	(5)	(1)	(3)	—	(9)
Currency-neutral adjusted operating profit	$345	$103	$23	$69	$(55)	$485

Quarter ended April 3, 2021
(millions)
Reported operating profit	$379	$80	$27	$63	$(77)	$472
Mark-to-market	—	—	—	—	(18)	(18)
Business and portfolio realignment	(3)	—	(4)	—	(1)	(7)
Adjusted operating profit	$381	$80	$31	$63	$(58)	$497

% change - 2022 vs. 2021:
Reported growth	(10.6)%	21.6%	(47.3)%	5.4%	100.1%	9.5%
Mark-to-market	—%	—%	(28.3)%	—%	94.1%	13.8%
Business and portfolio realignment	(1.1)%	(0.1)%	9.7%	0.3%	0.1%	—%
Adjusted growth	(9.5)%	21.7%	(28.7)%	5.1%	5.9%	(4.3)%
Foreign currency impact	—%	(6.7)%	(2.4)%	(5.1)%	0.3%	(1.9)%
Currency-neutral adjusted growth	(9.5)%	28.4%	(26.3)%	10.2%	5.6%	(2.4)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the first quarter decreased 0.9% versus the prior year as growth in snacks and positive price/mix from revenue growth management were offset by volume declines related to lapping 2-year comparisons and the residual impact of the fire and strike in our U.S. cereal plants as we work to reestablish production and inventory levels.

Net sales % change - first quarter 2022 vs. 2021:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	5.0%	—%	5.0%
Cereal	(10.3)%	—%	(10.3)%
Frozen	(2.2)%	—%	(2.2)%

North America snacks net sales increased 5.0% led by the performance of its largest brands, Cheez-it and Pringles.

North America cereal net sales decreased 10% due to the residual impact of the fire and strike in our U.S. cereal plants as we reestablish production and inventory levels.

North America frozen foods net sales decreased 2.2% during the quarter due primarily to supply constraints and lapping strong 2-year comparisons.

North America operating profit decreased 11% primarily due to the residual impact of the fire and strike in our U.S. cereal plants as we reestablish production and inventory levels. Currency-neutral adjusted operating profit decreased 9.5%, after excluding the impact of business and portfolio realignment.

Europe
Reported net sales increased 1.9% as price/mix growth more than offset modest volume decline related to lapping strong 2-year comparisons and unfavorable foreign currency. Organic net sales increased 7.9% after excluding the impact of foreign currency.

Snacks net sales growth was broad-based across the region led by Pringles.

Cereal net sales declined slightly for the quarter on an as reported basis due to unfavorable foreign currency.

Reported operating profit increased 22% due primarily to higher net sales, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 28% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 8.3%, as price/mix growth more than offset a decline in volume against a strong prior year gain and favorable foreign currency translation. Organic net sales increased 5.9%, after excluding the impact of foreign currency.

Snacks net sales grew across the region, led by Pringles.

Cereal net sales declined slightly, lapping strong prior year growth.

Reported operating profit decreased 47% due to input cost inflation and supply chain challenges and lapping strong prior year growth. Currency-neutral adjusted operating profit decreased 26% after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency.

AMEA
Reported net sales increased 12%, as price/mix growth more than offset a decline in volume related to lapping strong 2-year comparisons and unfavorable foreign currency. Organic net sales increased 17% after excluding the impact of foreign currency.

Growth was led by noodles and snacks, while cereal declined slightly due to unfavorable foreign currency.

Reported operating profit increased 5.4% due primarily to higher net sales, partially offset by cost inflation and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 10%, after excluding the impact of foreign currency.

Corporate
Reported operating profit increased $77 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $3 million from the prior year after excluding mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended April 2, 2022 and April 3, 2021 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	April 2, 2022		April 3, 2021		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,159	31.6%	$1,166	32.5%	(0.9)
Mark-to-market	47	1.3%	(24)	(0.7)%	2.0
Business and portfolio realignment	(4)	(0.1)%	(1)	—%	(0.1)
Adjusted	1,116	30.4%	1,191	33.2%	(2.8)
Foreign currency impact	(19)	—%	—	—%	—
Currency-neutral adjusted	$1,134	30.4%	$1,191	33.2%	(2.8)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 90 basis points versus the prior year as the residual impact of last year's fire and strike in our U.S. cereal plants,cost inflation, and a mix shift towards emerging markets, more than offset the impact of productivity and revenue growth management initiatives, and favorable mark-to-market impacts. Currency-neutral adjusted gross margin decreased 280 basis points compared to the first quarter of 2021 after eliminating the impact of mark-to-market, business and portfolio realignment, and foreign currency.

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

Interest expense
For the quarters ended April 2, 2022 and April 3, 2021, interest expense was $56 million and $59 million, respectively. The decrease from the prior year is due primarily to lower average outstanding debt compared to the prior year as a result of the debt redemption in May 2021.

Income Taxes
Our reported effective tax rate for the quarters ended April 2, 2022 and April 3, 2021 was 21% and 23%, respectively.
The adjusted effective tax rate for the quarters ended April 2, 2022 and April 3, 2021 was 20% and 23%, respectively.
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

	Quarter ended
Consolidated results (dollars in millions)	April 2, 2022	April 3, 2021
Reported income taxes	$112	$109
Mark-to-market	20	(2)
Business and portfolio realignment	(4)	(1)
Adjusted income taxes	$97	$113
Reported effective income tax rate	21.0%	22.7%
Mark-to-market	1.2%	(0.1)%
Business and portfolio realignment	(0.6)%	0.1%
Adjusted effective income tax rate	20.4%	22.7%
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

These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $2.0 billion and $1.9 billion as of April 2, 2022 and January 1, 2022, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	April 2, 2022	January 1, 2022
Notes payable	$450	$137
Current maturities of long-term debt	891	712
Long-term debt	5,953	6,262
Total debt liabilities	$7,294	$7,111
Less:
Cash and cash equivalents	(313)	(286)
Net debt	$6,981	$6,825

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	April 2, 2022	April 3, 2021
Net cash provided by (used in):
Operating activities	$327	$235
Investing activities	(112)	(189)
Financing activities	(171)	(95)
Effect of exchange rates on cash and cash equivalents	(17)	5
Net increase (decrease) in cash and cash equivalents	$27	$(44)

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the quarter ended April 2, 2022, totaled $327 million compared to $235 million in the prior year period. The increase is due primarily to changes in incentive compensation and other accruals compared to the prior year quarter.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 10 days and negative 12 days for the 12 month periods ended April 2, 2022 and April 3, 2021, respectively.
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

	Year-to-date period ended
(millions)	April 2, 2022	April 3, 2021
Net cash provided by operating activities	$327	$235
Additions to properties	(138)	(173)
Cash flow	$189	$62
Our non-GAAP measure for cash flow increased to $189 million in the quarter ended April 2, 2022, from $62 million in the prior year due primarily to lower capital expenditures and changes in incentive compensation and other accruals.

Investing activities
Our net cash used in investing activities totaled $112 million for the quarter ended April 2, 2022 compared to $189 million in the comparable prior year period due primarily to lower capital expenditures.

Financing activities
Our net cash used in financing activities for the quarter ended April 2, 2022 totaled $171 million compared to cash used of $95 million during the comparable prior year period. The year-over-year variance was driven by the repurchase of $300 million of our common stock during the current year versus $240 million in the prior year quarter.

In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. The authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the quarter ended April 2, 2022, were 5 million shares for $300 million. Total purchases for the quarter ended April 3, 2021, were 4 million shares for $240 million.

We paid cash dividends of $197 million in the quarter ended April 2, 2022, compared to $195 million during the comparable prior year period. In April 2022, the board of directors declared a dividend of $.58 per common share, payable on June 15, 2022 to shareholders of record at the close of business on June 1, 2022.

We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as April 2, 2022, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of April 2, 2022.

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

Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $1.1 billion, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $468 million and $549 million remained outstanding under this arrangement as of April 2, 2022 and January 1, 2022, respectively.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate, however, we do not expect supplier payment term modifications to have a material impact on our cash flows during 2022.

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

Future outlook

Reflecting its first-quarter results, underlying trends, and changes in the operating environment, Kellogg Company has updated its full-year 2022 guidance as follows:

•Organic net sales growth is expected to be approximately 4%,from prior guidance of approximately 3%. This reflects momentum in its business, particularly snacks globally and noodles in Africa, as well as by higher price/mix growth required to cover incremental cost inflation in the economy.

•Currency-neutral adjusted operating profit growth of approximately 1-2%, as the improved outlook for net sales offsets incremental pressures from accelerated cost inflation and business disruption, including impacts related to the war in Ukraine.

•Currency-neutral adjusted earnings per share to increase by approximately 1-2%, reflecting the unchanged operating profit outlook as well as offsetting impacts of lower other income and lower effective tax rate.

•Net cash provided by operating activities of approximately $1.7-1.8 billion, with capital expenditure of about $0.6 billion. As a result, cash flow is expected to be in the $1.1-1.2 billion range.

Excluded from this guidance are any significant supply chain or other prolonged market disruptions related to the pandemic or global economy.

Reconciliation of non-GAAP measures
We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments because these impacts are dependent on future changes in market conditions. Similarly, because of volatility in foreign exchange rates and shifts in country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2022:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Income tax impact applicable to adjustments, net**			~$0.03
Currency-neutral adjusted guidance*		1-2%	1-2%
Organic guidance*	~4%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2022
Net cash provided by (used in) operating activities	$1.7-$1.8
Additions to properties	~($0.6)
Cash Flow	$1.1-$1.2

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

Our future results could be affected by a variety of other factors, including uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the residual impact of the 12-week labor strike at the Company's U.S. cereal plants, the impact of the war in Ukraine including the potential for broader economic disruption, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
Refer to disclosures contained within Item 7A of our 2021 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 2, 2022.

Volatile market conditions arising from the COVID-19 pandemic and the war in Ukraine may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net sales and operating profit when translated to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro. There is significant uncertainty surrounding the impact of COVID-19 and the war in Ukraine on financial markets and we will continue to monitor the business for adverse impacts related to the pandemic. Our business in Russia represented less than 1.5% of consolidated net sales and approximately 1% of consolidated operating profit for the year ended January 1, 2022. The net book value of assets related to our Russia business represents less than 0.5% of total assets as of April 2, 2022. As such, our exposure to volatility in the exchange rate of the Russian ruble is unlikely to have a material impact on our consolidated financial statements.

The impact of possible currency devaluation in countries experiencing high inflation rates or significant exchange fluctuations, including Turkey, can impact our results and financial guidance. Effective April 3, 2022, we will account for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeds 100%. Accordingly, our Turkey subsidiary will use the U.S. dollar as its functional currency and changes in the value of the Turkish Lira versus the U.S. dollar applied to our Lira-denominated net monetary asset position will be recorded in income at the time of the change. Net monetary assets denominated in Turkish Lira are not material as of April 2, 2022.

During the quarter ended April 2, 2022, we terminated U.S. Dollar forward starting interest rate swaps and treasury locks with notional amounts totaling approximately $700 million, resulting in a gain of approximately $49 million. These forward starting interest rate swaps and treasury locks were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the forecasted fixed rate U.S. Dollar debt, once issued. During the quarter ended April 2, 2022, we also entered into U.S.forward starting interest rate swaps and treasury locks with notional amounts totaling approximately $700 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar debt. These swaps were designated as cash flow hedges.

During the quarter ended April 2, 2022, we terminated Euro forward starting interest rate swaps with notional amounts totaling approximately €250 million, resulting in a gain of $33 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the forecasted fixed rate Euro debt, once issued. During the quarter ended April 2, 2022, we also entered into Euro forward starting interest rate swaps with notional amounts totaling approximately €250 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate Euro debt. These swaps were designated as cash flow hedges.

We have interest rate contracts with notional amounts totaling $2.8 billion representing a net settlement obligation of $40 million as of April 2, 2022. We had interest rate contracts with notional amounts totaling $2.8 billion representing a net settlement receivable of $4 million as of January 1, 2022.

During the quarter ended April 2, 2022, we settled cross currency swaps with notional amounts totaling approximately €565 million, resulting in a gain of $37 million. These cross currency swaps were accounted for as net investment hedges and the related gain was recorded in accumulated other comprehensive income. During the quarter ended April 2, 2022, we also entered into cross currency swaps with notional amounts totaling approximately €965 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.7 billion outstanding as of April 2, 2022 representing a net settlement receivable of $34 million. The total notional amount of cross currency swaps outstanding as of January 1, 2022 was $1.3 billion representing a net settlement receivable of $38 million.

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

Events such as the ongoing COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended April 2, 2022 we continued to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

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
As of April 2, 2022, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes during the quarter ended April 2, 2022, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. These authorizations are intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended April 2, 2022.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/2/2022 - 1/29/2022	—	$—	—	$1,260
Month #2:
1/30/2022 - 2/26/2022	3.1	$64.94	3.1	$1,060
Month #3:
2/27/2022 - 4/2/2022	1.6	$61.00	1.6	$960
Total	4.7		4.7

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
3.1	Bylaws of Kellogg Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 22, 2022, Commission file number 1-4171.
10.1	2022-2024 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 23, 2022, Commission file number 1-4171.*
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 23, 2022, Commission file number 1-4171.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: May 5, 2022

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
3.1	Bylaws of Kellogg Company, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 22, 2022, Commission file number 1-4171.	IBRF
10.1	2022-2024 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 23, 2022, Commission file number 1-4171.*	IBRF
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 23, 2022, Commission file number 1-4171.*	IBRF
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E
* A management contract or compensatory plan required to be filed with this Report.