Form 10-Q
period 2022-10-01
KELLOGG CO
filed 2022-11-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 01, 2022
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 1, 2022 — 341,281,145 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	October 1, 2022 (unaudited)	January 1, 2022
Current assets
Cash and cash equivalents	$373	$286
Accounts receivable, net	1,985	1,489
Inventories	1,682	1,398
Other current assets	404	221
Total current assets	4,444	3,394
Property, net	3,564	3,827
Operating lease right-of-use assets	608	640
Goodwill	5,691	5,771
Other intangibles, net	2,302	2,409
Investments in unconsolidated entities	427	424
Other assets	1,980	1,713
Total assets	$19,016	$18,178
Current liabilities
Current maturities of long-term debt	$816	$712
Notes payable	174	137
Accounts payable	2,871	2,573
Current operating lease liabilities	111	116
Accrued advertising and promotion	813	714
Accrued salaries and wages	317	300
Other current liabilities	931	763
Total current liabilities	6,033	5,315
Long-term debt	5,697	6,262
Operating lease liabilities	478	502
Deferred income taxes	923	722
Pension liability	603	706
Other liabilities	544	456
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,027	1,023
Retained earnings	9,499	9,028
Treasury stock, at cost	(4,750)	(4,715)
Accumulated other comprehensive income (loss)	(1,598)	(1,721)
Total Kellogg Company equity	4,283	3,720
Noncontrolling interests	455	495
Total equity	4,738	4,215
Total liabilities and equity	$19,016	$18,178
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(unaudited)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales	$3,946	$3,622	$11,482	$10,761
Cost of goods sold	2,793	2,457	8,027	7,206
Selling, general and administrative expense	785	718	2,155	2,132
Operating profit	368	447	1,300	1,423
Interest expense	39	55	149	172
Other income (expense), net	54	—	188	155
Income before income taxes	383	392	1,339	1,406
Income taxes	74	92	283	345
Earnings (loss) from unconsolidated entities	3	5	6	—
Net income	312	305	1,062	1,061
Net income (loss) attributable to noncontrolling interests	2	(2)	4	6
Net income attributable to Kellogg Company	$310	$307	$1,058	$1,055
Per share amounts:
Basic earnings	$0.91	$0.90	$3.11	$3.09
Diluted earnings	$0.90	$0.89	$3.09	$3.07
Average shares outstanding:
Basic	341	341	340	341
Diluted	344	343	343	343
Actual shares outstanding at period end			341	341
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended			Year-to-date period ended
	October 1, 2022			October 1, 2022
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$312			$1,062
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(249)	$4	(245)	$(509)	$6	(503)
Net investment hedges:
Net investment hedges gain (loss)	260	(68)	192	616	(162)	454
Cash flow hedges:
Unrealized gain (loss)	62	(16)	46	213	(56)	157
Reclassification to net income	(14)	3	(11)	(6)	1	(5)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	(2)	—	(2)	(6)	—	(6)
Reclassification to net income	1	—	1	1	—	1
Other comprehensive income (loss)	$58	$(77)	$(19)	$307	$(210)	$97
Comprehensive income			$293			$1,159
Net Income attributable to noncontrolling interests			2			4
Other comprehensive income (loss) attributable to noncontrolling interests			(22)			(26)
Comprehensive income attributable to Kellogg Company			$313			$1,181

	Quarter ended			Year-to-date period ended
	October 2, 2021			October 2, 2021
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$305			$1,061
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(103)	$2	(101)	$(150)	$2	(148)
Net investment hedges:
Net investment hedges gain (loss)	87	(23)	64	175	(46)	129
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	42	(11)	31
Reclassification to net income	4	(1)	3	19	(5)	14
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	(1)	—	(1)
Reclassification to net income	(2)	—	(2)	(2)	—	(2)
Other comprehensive income (loss)	$(11)	$(23)	$(34)	$81	$(59)	$22
Comprehensive income			$271			$1,083
Net Income attributable to noncontrolling interests			(2)			6
Other comprehensive income (loss) attributable to noncontrolling interests			(4)			(17)
Comprehensive income attributable to Kellogg Company			$277			$1,094
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended October 1, 2022
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, July 2, 2022	421	$105	$1,008	$9,387	81	$(4,817)	$(1,601)	$4,082	$476	$4,558
Net income				310				310	2	312
Dividends declared ($0.59 per share)				(202)				(202)		(202)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							3	3	(22)	(19)
Stock compensation			21					21		21
Stock options exercised and other			(2)	4	(1)	67		69		69
Balance, October 1, 2022	421	$105	$1,027	$9,499	80	$(4,750)	$(1,598)	$4,283	$455	$4,738

	Year-to-date period ended October 1, 2022
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income				1,058				1,058	4	1,062
Dividends declared ($1.75 per share)				(596)				(596)		(596)
Distributions to noncontrolling interest								—	(18)	(18)
Other comprehensive income							123	123	(26)	97
Stock compensation			56					56		56
Stock options exercised and other			(52)	9	(5)	265		222		222
Balance, October 1, 2022	421	$105	$1,027	$9,499	80	$(4,750)	$(1,598)	$4,283	$455	$4,738

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
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	October 1, 2022	October 2, 2021
Operating activities
Net income	$1,062	$1,061
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	351	346
Postretirement benefit plan expense (benefit)	(189)	(112)
Deferred income taxes	26	4
Stock compensation	56	50
Other	(16)	(29)
Postretirement benefit plan contributions	(17)	(15)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(526)	(196)
Inventories	(343)	(103)
Accounts payable	501	198
All other current assets and liabilities	275	(59)
Net cash provided by (used in) operating activities	1,180	1,145
Investing activities
Additions to properties	(350)	(408)
Issuance of notes receivable	—	(29)
Repayments from notes receivable	10	28
Investments in unconsolidated entities	—	(10)
Purchases of available for sale securities	(15)	(56)
Sales of available for sale securities	14	69
Settlement of net investment hedges	37	10
Collateral paid on derivatives	(10)	(9)
Other	2	20
Net cash provided by (used in) investing activities	(312)	(385)
Financing activities
Net issuances (reductions) of notes payable	37	343
Issuances of long-term debt	—	361
Reductions of long-term debt	(33)	(646)
Net issuances of common stock	244	50
Common stock repurchases	(300)	(240)
Cash dividends	(596)	(590)
Other	(17)	(18)
Net cash provided by (used in) financing activities	(665)	(740)
Effect of exchange rate changes on cash and cash equivalents	(116)	(15)
Increase (decrease) in cash and cash equivalents	87	5
Cash and cash equivalents at beginning of period	286	435
Cash and cash equivalents at end of period	$373	$440

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$75	$91
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended October 1, 2022 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at January 1, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended October 1, 2022 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable - Supplier Finance Programs
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of October 1, 2022, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of January 1, 2022, $905 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Accounting standards to be adopted in future periods

Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued an ASU to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has historically presented information regarding the nature and amount of outstanding Accounts Payable obligations confirmed into supplier finance programs within the Accounting Policies note of the financial statements. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.

Note 2 Proposed separation transactions
On June 21, 2022, the Company announced its intent to separate its North American cereal and plant-based foods businesses, via tax-free spin-offs, with a target to complete the transactions by the end of 2023, resulting in three independent public companies, each better positioned to unlock their full standalone potential. While we announced a plan to separate our plant-based food business through a tax free spin-off, we are also exploring other strategic alternatives, including a possible sale. We cannot assure that the transactions will be completed on the anticipated timeline or at all or that the terms of the separations will not change. The transactions will follow the satisfaction of customary conditions, including reviews and final approval by Kellogg’s Board of Directors, receipt of an Internal Revenue Service ruling and relevant tax opinions with respect to the tax-free nature of the transactions, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financials of the new independent companies.

The Company incurred charges related to the proposed separations of $18 million and $22 million for the quarter and year-to-date periods ended October 1, 2022, respectively, primarily related to legal and consulting costs.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of October 1, 2022 and January 1, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $632 million and $549 million remained outstanding under these arrangements as of October 1, 2022 and January 1, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $6 million and $11 million for the quarter and year-to-date period ended October 1, 2022, respectively and was $2 million and $6 million for the quarter and year-to-date period ended October 2, 2021. The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $36 million and $66 million remained outstanding under these programs as of October 1, 2022 and January 1, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

Note 4 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were approximately 2 million and 4 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended October 1, 2022. There were approximately 8 million and 11 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended October 2, 2021. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended October 1, 2022 and October 2, 2021.

Share repurchases
In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2022. During the year-to-date period ended October 1, 2022, the Company repurchased approximately 5 million shares of common stock for a total of $300 million. During the year-to-date period October 2, 2021, the Company repurchased approximately 4 million shares of common stock for a total of $240 million.

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

Reclassifications out of Accumulated other comprehensive income (AOCI) for the quarter and year-to-date periods ended October 1, 2022 and October 2, 2021, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 1, 2022	Year-to-date period ended October 1, 2022
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$(14)	$(6)	Interest expense
	$(14)	$(6)	Total before tax
	3	1	Tax expense (benefit)
	$(11)	$(5)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss (b)	$—	$(2)	OIE
	$—	$(2)	Total before tax
	—	1	Tax expense (benefit)
	$—	$(1)	Net of tax
(Gains) losses on available-for-sale securities:
Corporate bonds (a)	$1	$1	OIE
	$1	$1	Total before tax
	—	—	Tax expense (benefit)
	$1	$1	Net of tax
Total reclassifications	$(10)	$(5)	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 2, 2021	Year-to-date period ended October 2, 2021
(Gains) losses on cash flow hedges:
Interest rate contracts (a)	$4	$19	Interest expense
	$4	$19	Total before tax
	(1)	(5)	Tax expense (benefit)
	$3	$14	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss (b)	$—	$(2)	OIE
	$—	$(2)	Total before tax
	—	1	Tax expense (benefit)
	$—	$(1)	Net of tax
(Gain) loss on available-for-sale securities:
Corporate bonds (a)	$(2)	$(2)	OIE
	$(2)	$(2)	Total before tax
	—	—	Tax expense (benefit)
	$(2)	$(2)	Net of tax
Total reclassifications	$1	$11	Net of tax
(a) See Derivative instruments and fair value measurements note.
(b) See Employee benefits note.

Accumulated other comprehensive income (loss), net of tax, as of October 1, 2022 and January 1, 2022 consisted of the following:

(millions)	October 1, 2022	January 1, 2022
Foreign currency translation adjustments	$(2,225)	$(1,748)
Net investment hedges gain (loss)	521	67
Cash flow hedges — unrealized net gain (loss)	139	(13)
Postretirement and postemployment benefits:
Net experience gain (loss)	(2)	(1)
Prior service credit (cost)	(26)	(26)
Available-for-sale securities unrealized net gain (loss)	(5)	—
Total accumulated other comprehensive income (loss)	$(1,598)	$(1,721)
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

Pension

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$6	$9	$23	$27
Interest cost	34	25	91	75
Expected return on plan assets	(57)	(76)	(200)	(231)
Amortization of unrecognized prior service cost	2	2	7	6
Recognized net (gain) loss	(15)	83	(46)	63
Net periodic benefit cost	$(30)	$43	$(125)	$(60)
Curtailment (gain) loss	—	(1)	—	(1)
Total pension (income) expense	$(30)	$42	$(125)	$(61)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$2	$3	$8	$9
Interest cost	6	5	18	15
Expected return on plan assets	(28)	(23)	(83)	(69)
Amortization of unrecognized prior service cost	(2)	(2)	(7)	(6)
Total postretirement benefit (income) expense	$(22)	$(17)	$(64)	$(51)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Service cost	$—	$1	$2	$3
Interest cost	1	1	1	1
Recognized net experience (gain) loss	—	—	(2)	(2)
Total postemployment benefit expense	$1	$2	$1	$2

For the quarter and year-to-date periods ended October 1, 2022, the Company recognized a gain of $15 million and $46 million, respectively, related to the remeasurement of two U.S. pension plans. For the quarter and year-to-date periods ended October 2, 2021, the Company recognized a loss of $83 million and $63 million, respectively, related to the remeasurement of two U.S. pension plans. These remeasurements were the result of distributions that exceeded service and interest costs resulting in settlement accounting for those specific plans. For the quarter and year-to-date periods ended October 1, 2022, remeasurements recognized were due primarily to an increase in the discount rate relative to the previous remeasurement date partially offset by lower than expected return on plan assets. Fiscal 2022 net periodic benefit cost for the U.S. pension plans was initially determined using a weighted average discount rate of 3.0%. As a result of the remeasurements, this rate has increased to 4.0%. For the quarter and year-to-date period ended October 2, 2021, remeasurements recognized were due primarily to lower than expected return on plan assets partially offset by an increase in the discount rate relative to the previous remeasurement date.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
October 1, 2022	$1	$4	$5
October 2, 2021	$—	$5	$5
Year-to-date period ended:
October 1, 2022	$2	$15	$17
October 2, 2021	$2	$13	$15
Full year:
Fiscal year 2022 (projected)	$3	$17	$20
Fiscal year 2021 (actual)	$4	$16	$20

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 6 Income taxes
The consolidated effective tax rate for the quarters ended October 1, 2022 and October 2, 2021 was 19% and 24%, respectively. The consolidated effective tax rate for the year-to-date periods ended October 1, 2022 and October 2, 2021 was 21% and 25%, respectively. The lower effective tax rate for the quarter and year-to-date periods ended October 1, 2022, compared to the same periods in 2021, was due to a prior year increase in the United Kingdom (UK) tax rate and a prior year valuation allowance. During the third quarter of 2021, the Company determined that certain foreign deferred tax assets were no longer more likely than not to be realized in the future and a $20 million full valuation allowance was recorded on a discrete period basis. During the second quarter of 2021, the Company recorded tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate.

As of October 1, 2022, the Company classified $14 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of October 1, 2022 was $52 million. Of this balance, $45 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $8 million at October 1, 2022.

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
Total notional amounts of the Company’s derivative instruments as of October 1, 2022 and January 1, 2022 were as follows:

(millions)	October 1, 2022	January 1, 2022
Foreign currency exchange contracts	$3,308	$2,828
Cross-currency contracts	1,815	1,343
Interest rate contracts	2,579	2,816
Commodity contracts	362	360
Total	$8,064	$7,347
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at October 1, 2022 and January 1, 2022, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of October 1, 2022 or January 1, 2022.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 1, 2022 and January 1, 2022:
Derivatives designated as hedging instruments

	October 1, 2022			January 1, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$82	$82	$—	$32	$32
Other assets	—	202	202	—	15	15
Interest rate contracts(a):
Other current assets	—	—	—	—	10	10
Other assets	—	62	62	—	8	8
Total assets	$—	$346	$346	$—	$65	$65
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(1)	$(1)	$—	$(2)	$(2)
Other liabilities	—	(5)	(5)	—	(7)	(7)
Interest rate contracts:
Other current liabilities	—	—	—	—	(1)	(1)
Other liabilities	—	(86)	(86)	—	(4)	(4)
Total liabilities	$—	$(92)	$(92)	$—	$(14)	$(14)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.0 billion as of October 1, 2022 and $1.2 billion as of January 1, 2022.

Derivatives not designated as hedging instruments

	October 1, 2022			January 1, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$142	$142	$—	$18	$18
Other assets	—	17	17	—	5	5
Interest rate contracts:
Other current assets	—	2	2	—	4	4
Other assets	—	20	20	—	—	—
Commodity contracts:
Other current assets	5	—	5	5	—	5
Total assets	$5	$181	$186	$5	$27	$32
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(126)	$(126)	$—	$(20)	$(20)
Other liabilities	—	(10)	(10)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(4)	(4)	—	(6)	(6)
Other liabilities	—	(24)	(24)	—	(7)	(7)
Commodity contracts:
Other current liabilities	(10)	—	(10)	(6)	—	(6)
Total liabilities	$(10)	$(164)	$(174)	$(6)	$(39)	$(45)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $2.0 billion as of October 1, 2022 and $2.4 billion as of January 1, 2022.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of October 1, 2022 and January 1, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		October 1, 2022	January 1, 2022	October 1, 2022	January 1, 2022
Interest rate contracts	Current maturities of long-term debt	$209	$—	$(2)	$—
Interest rate contracts	Long-term debt	$2,413	$2,903	$(76)	$12
(a) The fair value adjustment related to current maturities of long-term debt includes ($2) million from discontinued hedging relationships as of October 1, 2022. The fair value adjustment related to long-term debt includes $12 million and $13 million from discontinued hedging relationships as of October 1, 2022 and January 1, 2022, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of October 1, 2022 and January 1, 2022 would be adjusted as detailed in the following table:

As of October 1, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$532	$(225)	$—	$307
Total liability derivatives	$(266)	$225	$40	$(1)

As of January 1, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$97	$(47)	$8	$58
Total liability derivatives	$(59)	$47	$12	$—
During the quarter and year-to-date periods ended October 1, 2022, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $83 million and $165 million, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued. During the quarter ended October 1, 2022, the Company recognized an $18 million gain related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

Additionally, during the year-to-date period ended October 1, 2022, the Company settled certain cross currency swaps resulting in a net gain of $37 million. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended October 1, 2022 and October 2, 2021 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency denominated long-term debt	$137	$57	$—	$—
Cross-currency contracts	123	30	11	5	Interest expense
Total	$260	$87	$11	$5
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2022	October 2, 2021
Foreign currency exchange contracts	COGS	$14	$13
Foreign currency exchange contracts	Other income (expense), net	(9)	(1)
Foreign currency exchange contracts	SG&A	3	1
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	(1)	29
Total		$8	$42

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended October 1, 2022 and October 2, 2021 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Foreign currency denominated long-term debt	$339	$128	$—	$—
Cross-currency contracts	277	47	28	15	Interest expense
Total	$616	$175	$28	$15
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2022	October 2, 2021
Foreign currency exchange contracts	COGS	$34	$(13)
Foreign currency exchange contracts	Other income (expense), net	(18)	(2)
Foreign currency exchange contracts	SGA	8	6
Interest rate contracts	Interest expense	3	1
Commodity contracts	COGS	33	96
Total		$60	$88

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended October 1, 2022 and October 2, 2021:

	October 1, 2022	October 2, 2021
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$39	$55
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	35	3
Derivatives designated as hedging instruments	(34)	(2)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	14	(4)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended October 1, 2022 and October 2, 2021:

	October 1, 2022	October 2, 2021
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$149	$172
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	89	3
Derivatives designated as hedging instruments	(85)	(2)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	6	(19)
During the next 12 months, the Company expects $18 million of net deferred losses reported in AOCI at October 1, 2022 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on October 1, 2022 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of October 1, 2022 triggered by credit-risk-related contingent features.

Other fair value measurements

Available for sale securities

	October 1, 2022			January 1, 2022
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$52	$(6)	$46	$52	$—	$52
During the year-to-date period ended October 1, 2022, the Company sold approximately $14 million of investments in level 2 corporate bonds. The resulting loss was approximately $1 million and recorded in Other income and (expense). Also during the year-to-date period ended October 1, 2022, the Company purchased approximately $15 million in level 2 corporate bonds. During the year-to-date period ended October 2, 2021, the Company sold approximately $69 million of investments in level 2 corporate bonds. The resulting gain from the sale of these investments was approximately $2 million and recorded in Other income and (expense). Also during the year-to-date period ended October 2, 2021, the Company purchased approximately $56 million in level 2 corporate bonds.

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

Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of October 1, 2022 and January 1, 2022. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.4 billion and $5.7 billion, respectively, as of October 1, 2022. The fair value and carrying value of the Company's long-term debt was $6.9 billion and $6.3 billion, respectively, as of January 1, 2022.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $254 million, net of collateral already received from those counterparties, as of October 1, 2022.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of October 1, 2022, the Company posted $34 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
Note 8 Reportable segments
Kellogg Company is a leading producer of snacks, cereal, and frozen foods. It is the second largest producer of crackers, a leading producer of savory snacks, and the world's leading producer of cereal. Additional product offerings include toaster pastries, cereal bars, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, Nigeria, Canada, Mexico, and Australia.
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Net sales
North America	$2,338	$2,056	$6,696	$6,199
Europe	562	631	1,749	1,827
Latin America	282	252	826	754
AMEA	767	683	2,217	1,981
Total Reportable Segments	3,949	3,622	11,488	10,761
Corporate	(3)	—	(6)	—
Consolidated	$3,946	$3,622	$11,482	$10,761
Operating profit
North America	$322	$328	$1,043	$1,070
Europe	75	96	280	277
Latin America	29	29	82	88
AMEA	64	60	192	186
Total Reportable Segments	490	513	1,597	1,621
Corporate	(122)	(66)	(297)	(198)
Consolidated	$368	$447	$1,300	$1,423
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Snacks	$1,943	$1,712	$5,635	$5,015
Cereal	1,355	1,313	3,978	4,023
Frozen	281	277	829	841
Noodles and other	367	320	1,040	882
Consolidated	$3,946	$3,622	$11,482	$10,761
Note 9 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	October 1, 2022 (unaudited)	January 1, 2022
Trade receivables	$1,677	$1,240
Allowance for credit losses	(12)	(15)
Refundable income taxes	88	62
Other receivables	232	202
Accounts receivable, net	$1,985	$1,489
Raw materials and supplies	$422	$383
Finished goods and materials in process	1,260	1,015
Inventories	$1,682	$1,398
Intangible assets not subject to amortization	$1,957	$2,031
Intangible assets subject to amortization, net	345	378
Other intangibles, net	$2,302	$2,409

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

Proposed separation transactions
On June 21, 2022, the Company announced its intent to separate its North American cereal and plant-based foods businesses, via tax-free spin-offs, with a target to complete the transactions by the end of 2023, resulting in three independent public companies, each better positioned to unlock their full standalone potential. While we announced a plan to separate our plant-based food business through a tax free spin-off, we are also exploring other strategic alternatives, including a possible sale. The proposed separations are expected to create greater strategic, operational, and financial focus for each company and its stakeholders, and will build on our current momentum.

War in Ukraine
The war in Ukraine and the related sanctions imposed have increased global economic and geopolitical uncertainty. In March 2022, we suspended all new investments and shipments of all products to Russia. We have no employees or direct operations in Ukraine. Our business in Russia consists of three manufacturing facilities and represented less than 1.5% of consolidated net sales and approximately 1% of consolidated operating profit for the year ended January 1, 2022. The net book value of assets related to our Russia business represents less than 0.5% of total assets as of October 1, 2022.

Impacts of the war to our net sales, earnings, and cash flows extends beyond our business in Russia. Regional or global economic recessions, inflation, and supply chain challenges as a result of the war or further escalation could have a material impact on our results. Refer to Risk Factors in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

COVID-19
Since the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic in March 2020, our key objectives continue to be 1) protecting the health and safety of our employees, 2) safely producing and delivering our foods to customers and consumers, and 3) supporting the communities in which we operate.

The Company continues to actively monitor COVID-19 and will adjust our mitigation strategies as necessary to address any changing health, operational or financial risks that may arise. During the first year of the pandemic, the Company experienced a significant increase in demand for food for at-home consumption. While this demand has moderated for certain products, we will continue to manage our production capacity during this period of volatility. We continue to monitor the business for adverse impacts of the pandemic, including volatility in the foreign exchange markets, reduced demand in our away from home businesses, supply-chain disruptions in certain markets, increased costs of maintaining food supply, and potential disruptions for certain emerging market countries. In the event the Company experiences adverse impacts from the above or other factors, the Company would also evaluate the need to perform interim impairment tests of the Company’s goodwill, indefinite lived intangible assets, investments in unconsolidated affiliates and property, plant and equipment. There can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all. See further discussion within Future Outlook.

Inflationary pressures
Events such as the ongoing COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended October 1, 2022 we continued to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

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

•Adjusted: gross profit, gross margin, operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the planned separation transactions, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the planned separation transactions, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the planned separation transactions, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including tax reform in the UK and certain foreign valuation allowances. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $43 million and $69 million for the quarter and year-to-date periods ended October 1, 2022, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $15 million and $46 million for the quarter and year-to-date periods ended October 1, 2022, respectively. Additionally, we recorded a pre-tax mark-to-market expense of $59 million and $45 million for the quarter and year-to-date periods ended October 2, 2021, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $83 million and $63 million for the quarter and year-to-date periods ended October 2, 2021, respectively.

Separation costs
The Company continues to work towards its planned separations of its North America cereal and plant-based businesses. As a result, we incurred pre-tax charges related to the planned separation, primarily related to legal and consulting costs, of $18 million and $22 million for the quarter and year-to-date periods ended October 1, 2022, respectively.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $4 million and $18 million for the quarter and year-to-date periods ended October 1, 2022, respectively. We also recorded pre-tax charges of $6 million and $19 million for the quarter and year-to-date periods ended October 2, 2021, respectively.

Gain related to interest rate swaps
During the third quarter of 2022, the Company recognized a pre-tax gain of $18 million in interest expense related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

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

Financial results
For the quarter ended October 1, 2022, our reported net sales increased 9.0% versus the prior year as a result of positive price/mix, sustained momentum in snacks, noodles, and international cereal as well as a recovery of North America cereal that drove net sales growth which more than offset the impacts of price elasticity and unfavorable currency. Organic net sales increased 13.4% from the prior year excluding foreign currency.

Third quarter reported operating profit decreased 17.6% versus the year-ago quarter as net sales growth was more than offset by unfavorable mark-to-market impact and unfavorable foreign currency translation. Currency-neutral adjusted operating profit increased 3.7%, after excluding the impact of mark-to-market, separation costs, and foreign currency translation.

Reported diluted EPS of $0.90 for the quarter increased 1.0% compared to the prior year quarter of $0.89 as a lower reported effective tax rate and favorable mark-to-market more than offset the impact of separation costs and unfavorable foreign currency translation compared to the prior year quarter. Currency-neutral adjusted diluted EPS of $1.06 for the quarter decreased 2.8% from the prior year quarter after excluding mark-to-market, separation costs, the foreign valuation allowance, and foreign currency translation.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reported net income	$310	$307	$1,058	$1,055
Mark-to-market (pre-tax)	(43)	(59)	(69)	(45)
Separation costs (pre-tax)	(18)	—	(22)	—
Business and portfolio realignment (pre-tax)	(4)	(6)	(18)	(19)
Gain related to interest rate swaps (pre-tax)	18	—	18	—
Income tax impact applicable to adjustments, net*	11	17	22	16
Foreign valuation allowance	—	(20)	—	(20)
UK tax rate change	—	—	—	(23)
Adjusted net income	$346	$375	$1,127	$1,145
Foreign currency impact	(19)	—	(45)	—
Currency-neutral adjusted net income	$365	$375	$1,173	$1,145
Reported diluted EPS	$0.90	$0.89	$3.09	$3.07
Mark-to-market (pre-tax)	(0.13)	(0.17)	(0.20)	(0.13)
Separation costs (pre-tax)	(0.05)	—	(0.06)	—
Business and portfolio realignment (pre-tax)	(0.01)	(0.02)	(0.05)	(0.05)
Gain related to interest rate swaps (pre-tax)	0.05	—	0.05	—
Income tax impact applicable to adjustments, net*	0.03	0.05	0.06	0.05
Foreign valuation allowance	—	(0.06)	—	(0.06)
UK tax rate change	—	—	—	(0.07)
Adjusted diluted EPS	$1.01	$1.09	$3.29	$3.33
Foreign currency impact	(0.05)	—	(0.13)	—
Currency-neutral adjusted diluted EPS	$1.06	$1.09	$3.42	$3.33
Currency-neutral adjusted diluted EPS growth	(2.8)%		2.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2022 versus 2021:

Quarter ended October 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,338	$562	$283	$767	$(3)	$3,946
Foreign currency impact	(7)	(86)	(3)	(65)	—	(162)
Organic net sales	$2,345	$648	$286	$832	$(3)	$4,108

Quarter ended October 2, 2021
(millions)
Reported net sales	$2,055	$631	$252	$683	$—	$3,622

% change - 2022 vs. 2021:
Reported growth	13.7%	(10.9)%	12.6%	12.2%	—%	9.0%
Foreign currency impact	(0.4)%	(13.6)%	(1.1)%	(9.6)%	—%	(4.4)%
Organic growth	14.1%	2.7%	13.7%	21.8%	—%	13.4%
Volume (tonnage)	1.5%	(8.2)%	(4.3)%	(4.0)%	—%	(2.3)%
Pricing/mix	12.6%	10.9%	18.0%	25.8%	—%	15.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended October 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$322	$75	$28	$64	$(120)	$368
Mark-to-market	—	—	(1)	—	(58)	(58)
Separation costs	(18)	—	—	—	—	(18)
Business and portfolio realignment	(3)	—	—	—	(1)	(4)
Adjusted operating profit	$342	$76	$29	$64	$(62)	$449
Foreign currency impact	(1)	(11)	—	(5)	—	(18)
Currency-neutral adjusted operating profit	$343	$86	$30	$69	$(62)	$466

Quarter ended October 2, 2021
(millions)
Reported operating profit	$328	$96	$29	$60	$(66)	$447
Mark-to-market	—	—	1	—	3	4
Business and portfolio realignment	(6)	2	—	—	(1)	(6)
Adjusted operating profit	$334	$94	$28	$60	$(67)	$449

% change - 2022 vs. 2021:
Reported growth	(1.9)%	(21.7)%	(1.2)%	5.3%	(82.5)%	(17.6)%
Mark-to-market	—%	—%	(6.7)%	—%	(91.0)%	(13.9)%
Separation costs	(5.4)%	—%	—%	—%	—%	(3.9)%
Business and portfolio realignment	1.0%	(1.9)%	0.8%	—%	1.0%	0.4%
Adjusted growth	2.5%	(19.8)%	4.7%	5.3%	7.5%	(0.2)%
Foreign currency impact	(0.2)%	(11.3)%	(1.7)%	(8.9)%	(0.5)%	(3.9)%
Currency-neutral adjusted growth	2.7%	(8.5)%	6.4%	14.2%	8.0%	3.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the third quarter increased 13.7% versus the prior year due to price/mix growth from revenue growth management as well as volume growth related to in-market momentum in snacks and North America cereal as many brands resumed commercial activities following the first-half inventory replenishment resulting from last year's fire and strike.

Net sales % change - third quarter 2022 vs. 2021:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	17.9%	(0.3)%	18.2%
Cereal	11.4%	(0.6)%	12.0%
Frozen	1.3%	(0.3)%	1.6%

North America snacks net sales increased due to both volume and price/mix growth, led by the in-market performance of its largest brands, Cheez-it and Pringles.

North America cereal net sales increased due to the faster-than-expected recovery in shipments and share in our U.S. cereal business following the 2021 fire and strike.

North America frozen grew net sales during the third quarter, led by Eggo, where we installed much-needed capacity during the second quarter. This more than offset declines in our MorningStar Farms, plant‐based business, where we continue to experience supply disruption at a co‐manufacturer.

North America operating profit decreased 1.9% primarily due to net sales growth that was more than offset by higher one-time charges. Currency-neutral adjusted operating profit increased 2.7%, after excluding the impact of business and portfolio realignment and separation costs.

Europe
Reported net sales decreased 10.9% as unfavorable foreign currency and the impact of suspending shipments into Russia more than offset favorable price/mix and in-market momentum in snacks. Organic net sales increased 2.7% after excluding the impact of foreign currency.

Snacks net sales growth was broad-based across the region led by Pringles.

Cereal net sales declined for the quarter on an as reported basis due to unfavorable foreign currency.

Reported operating profit decreased 21.7% due primarily to unfavorable foreign currency and lapping an exceptional prior year quarter. Currency-neutral adjusted operating profit decreased 8.5% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 12.6%, as price/mix growth and in-market momentum in snacks and cereal across the region more than offset lower volume. Organic net sales increased 13.7%, after excluding the impact of foreign currency.

Snacks net sales declined primarily due to unfavorable foreign currency.

Cereal net sales increased despite unfavorable foreign currency.

Reported operating profit decreased 1.2% due to higher net sales and favorable mark-to-market impacts were more than offset by input cost inflation and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 6.4% after excluding the impact of mark-to-market, and foreign currency.

AMEA
Reported net sales increased 12.2%, as price/mix growth more than offset a decline in volume and unfavorable foreign currency. Organic net sales increased 21.8% after excluding the impact of foreign currency.

Growth was led by snacks, noodles and other, while cereal declined slightly due to unfavorable foreign currency.

Reported operating profit increased 5.3% as the impact of higher net sales were partially offset by cost inflation and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 14.2%, after excluding the impact of foreign currency.

Corporate
Reported operating profit decreased $54 million versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $5 million from the prior year after excluding mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended October 1, 2022 versus October 2, 2021:

Year-to-date period ended October 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$6,696	$1,749	$826	$2,217	$(6)	$11,482
Foreign currency impact	(15)	(189)	1	(145)	—	(348)
Organic net sales	$6,711	$1,938	$826	$2,362	$(6)	$11,831

Year-to-date period ended October 2, 2021
(millions)
Reported net sales	$6,199	$1,827	$753	$1,981	$—	$10,761

% change - 2022 vs. 2021:
Reported growth	8.1%	(4.3)%	9.7%	11.9%	—%	6.7%
Foreign currency impact	(0.2)%	(10.4)%	0.1%	(7.3)%	—%	(3.2)%
Organic growth	8.3%	6.1%	9.6%	19.2%	—%	9.9%
Volume (tonnage)	(1.9)%	(4.2)%	(5.4)%	(3.8)%	—%	(3.2)%
Pricing/mix	10.2%	10.3%	15.0%	23.0%	—%	13.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended October 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,043	$280	$82	$192	$(296)	$1,300
Mark-to-market	—	—	(2)	—	(113)	(114)
Separation costs	(22)	—	—	—	—	(22)
Business and portfolio realignment	(15)	—	—	—	(2)	(18)
Adjusted operating profit	$1,080	$280	$84	$192	$(182)	$1,454
Foreign currency impact	(2)	(27)	(2)	(12)	(1)	(43)
Currency-neutral adjusted operating profit	$1,082	$307	$86	$204	$(181)	$1,497

Year-to-date period ended October 2, 2021
(millions)
Reported operating profit	$1,070	$277	$87	$186	$(198)	$1,423
Mark-to-market	—	—	1	—	(2)	(2)
Business and portfolio realignment	(12)	2	(4)	—	(4)	(19)
Adjusted operating profit	$1,082	$275	$91	$186	$(191)	$1,443

% change - 2022 vs. 2021:
Reported growth	(2.5)%	0.8%	(6.3)%	3.1%	(49.6)%	(8.6)%
Mark-to-market	—%	—%	(2.4)%	—%	(55.8)%	(7.9)%
Separation costs	(2.0)%	—%	—%	—%	—%	(1.5)%
Business and portfolio realignment	(0.3)%	(0.8)%	4.0%	0.1%	1.2%	0.1%
Adjusted growth	(0.2)%	1.6%	(7.9)%	3.0%	5.0%	0.7%
Foreign currency impact	(0.1)%	(9.7)%	(2.3)%	(6.7)%	(0.3)%	(3.0)%
Currency-neutral adjusted growth	(0.1)%	11.3%	(5.6)%	9.7%	5.3%	3.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period increased 8.1% versus the prior year as price/mix and momentum in snacks more than offset the negative sales and cost impact of recovering inventories in North America cereal following last year’s fire and strike during the first half. Organic net sales increased 8.3% after excluding the impact of foreign currency.

Net sales % change - third quarter year-to-date 2022 vs. 2021:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	13.5%	(0.2)%	13.7%
Cereal	2.5%	(0.4)%	2.9%
Frozen	(1.7)%	(0.2)%	(1.5)%

North America snacks net sales increased led by the performance of its largest brands, Cheez-it and Pringles, which both grew consumption during the year-to-date period.

North America cereal net sales increased due to the faster-than-expected recovery in shipments and share in our U.S. cereal business following the 2021 fire and strike.
North America frozen net sales decreased during the year-to-date period primarily due to current period supply constraints.

North America operating profit decreased 2.5% compared to the prior year due to input and logistics cost inflation and cost impact of rebuilding inventories in U.S. cereal more than offset favorable price/mix. Currency-neutral adjusted operating profit decreased 0.1%, after excluding the impact of separation costs and business and portfolio realignment.

Europe
Reported net sales decreased 4.3% as growth in snacks and positive price/mix was more than offset by unfavorable foreign currency translation. Organic net sales increased 6.1% after excluding the impact of foreign currency.

Cereal net sales declined for the year-to-date period on an as reported basis due to unfavorable foreign currency.

Snacks net sales growth was led by sustained momentum in Pringles, driven by innovation, effective advertising, and successful consumer promotions.

Reported operating profit increased 0.8% despite unfavorable foreign currency. Currency-neutral adjusted operating profit increased 11.3% after excluding the impact of foreign currency translation.

Latin America
Reported net sales increased 9.7% due primarily to growth in snacks across the region and favorable price/mix. Organic net sales increased 9.6%, after excluding the impact of foreign currency.

Reported operating profit decreased 6.3% due to unfavorable foreign currency translation and input cost inflation. Currency-neutral adjusted operating profit decreased 5.6% after excluding the impact of mark-to-market, business and portfolio realignment costs, and foreign currency.

AMEA
Reported net sales increased 11.9% due to broad-based growth across the region and categories resulting from favorable price/mix and net sales momentum in snacks. Organic net sales also increased 19.2%.

Noodles and other net sales increased lead by strong growth from Multipro as well as our Kellogg's branded noodles business.

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Cereal net sales growth was driven by broad-based growth across Asia and Australia.

Reported operating profit increased 3.1% due primarily to higher net sales partially offset by higher input costs and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 9.7%, after excluding the impact of foreign currency.

Corporate
Reported operating profit decreased $98 million versus the comparable prior year period due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $10 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended October 1, 2022 and October 2, 2021 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	October 1, 2022		October 2, 2021		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,153	29.2%	$1,165	32.1%	(2.9)
Mark-to-market	(60)	(1.5)%	4	0.1%	(1.6)
Business and portfolio realignment	(2)	(0.1)%	(6)	(0.2)%	0.1
Adjusted	1,215	30.8%	1,167	32.2%	(1.4)
Foreign currency impact	(47)	0.1%	—	—%	0.1
Currency-neutral adjusted	$1,262	30.7%	$1,167	32.2%	(1.5)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 290 basis points versus the prior year due primarily to unfavorable mark-to-market, cost inflation, and a mix shift towards emerging markets, which more than offset the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin decreased 150 basis points compared to the second quarter of 2021 after eliminating the impact of mark-to-market and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended October 1, 2022 and October 2, 2021 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	October 1, 2022		October 2, 2021		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,455	30.1%	$3,554	33.0%	(2.9)
Mark-to-market	(120)	(1.0)%	(9)	(0.1)%	(0.9)
Business and portfolio realignment	(9)	(0.1)%	(8)	(0.1)%	—
Adjusted	3,584	31.2%	3,571	33.2%	(2.0)
Foreign currency impact	(105)	—%	—	—%	—
Currency-neutral adjusted	$3,689	31.2%	$3,571	33.2%	(2.0)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period decreased 290 basis points versus the prior year due primarily to unfavorable mark-to-market, the residual impact of last year's fire and strike in our U.S. cereal plants, cost inflation, and a mix shift towards emerging markets, which more than offset the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin decreased 200 basis points compared to 2021 after eliminating the impact of mark-to-market, business and portfolio realignment, and foreign currency.

Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian Real, Nigerian Naira, Russian ruble, Polish zloty, and Egyptian pound. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
For the quarters ended October 1, 2022 and October 2, 2021, interest expense was $39 million and $55 million, respectively. For the year-to-date periods ended October 1, 2022 and October 2, 2021, interest expense was $149 million and $172 million, respectively. The decrease from the prior year quarter is due primarily to an $18 million gain related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance. The decrease in interest expense for the year-to-date period also included the impact of lower average outstanding debt compared to the prior year as a result of the debt redemption in May 2021.

Income Taxes
Our reported effective tax rate for the quarters ended October 1, 2022 and October 2, 2021 was 19% and 24%, respectively. Our reported effective tax rate for the year-to-date periods ended October 1, 2022 and October 2, 2021 was 21% and 25%, respectively. The lower effective tax rate for the quarter and year-to-date periods ended October 1, 2022, compared to the same periods in 2021, was due to a prior year increase in the UK tax rate and a prior year valuation allowance. During the second quarter of 2021, the Company recorded discrete tax expense of $23 million as a result of tax legislation enacted in the UK in June 2021, which increased the statutory UK tax rate from 19 percent to 25 percent for tax periods after April 1, 2023. The Company revalued its net deferred tax balances related to the UK business to reflect the increased tax rate.
Our adjusted effective tax rate for the quarters ended October 1, 2022 and October 2, 2021 was 20% and 20%, respectively. Our adjusted effective tax rate for the year-to-date periods ended October 1, 2022 and October 2, 2021 was 21% and 22%, respectively.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Reported income taxes	$74	$92	$283	$345
Mark-to-market	(11)	(16)	(16)	(12)
Separation costs	(4)	—	(5)	—
Business and portfolio realignment	—	(1)	(6)	(5)
Gain related to interest rate swaps	5	—	5	—
Foreign valuation allowance	—	20	—	20
UK tax rate change	—	—	—	23
Adjusted income taxes	$85	$89	$305	$318
Reported effective income tax rate	19.2%	23.5%	21.1%	24.5%
Mark-to-market	(0.7)%	(0.4)%	(0.1)%	(0.1)%
Separation costs	(0.2)%	—%	(0.1)%	—%
Business and portfolio realignment	—%	(0.1)%	(0.1)%	—%
Gain related to interest rate swaps	0.3%	—%	0.1%	—%
Foreign valuation allowance	—%	4.4%	—%	1.4%
UK tax rate change	—%	—%	—%	1.6%
Adjusted effective income tax rate	19.7%	19.5%	21.3%	21.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of approximately $1.7 billion and capital expenditures of approximately $500 million in 2022. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2022, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.6 billion and $1.9 billion as of October 1, 2022 and January 1, 2022, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	October 1, 2022	January 1, 2022
Notes payable	$174	$137
Current maturities of long-term debt	816	712
Long-term debt	5,697	6,262
Total debt liabilities	$6,687	$7,111
Less:
Cash and cash equivalents	(373)	(286)
Net debt	$6,314	$6,825

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021
Net cash provided by (used in):
Operating activities	1,180	$1,145
Investing activities	(312)	(385)
Financing activities	(665)	(740)
Effect of exchange rates on cash and cash equivalents	(116)	(15)
Net increase (decrease) in cash and cash equivalents	$87	$5

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the year-to-date period ended October 1, 2022, totaled $1,180 million compared to $1,145 million in the prior year period. The increase is due primarily to changes in incentive compensation and other accruals compared to the prior year partially offset by cash outflow related to core working capital.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 8 days and negative 9 days for the 12 month periods ended October 1, 2022 and October 2, 2021, respectively.

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

	Year-to-date period ended
(millions)	October 1, 2022	October 2, 2021
Net cash provided by operating activities	$1,180	$1,145
Additions to properties	(350)	(408)
Cash flow	$830	$737
Our non-GAAP measure for cash flow increased to $830 million in the year-to-date period ended October 1, 2022, from $737 million in the prior year due primarily to lower capital expenditures and changes in incentive compensation and other accruals.

Investing activities
Our net cash used in investing activities totaled $312 million for the quarter ended October 1, 2022 compared to $385 million in the comparable prior year period due primarily to lower capital expenditures.

Financing activities
Our net cash used in financing activities for the quarter ended October 1, 2022 totaled $665 million compared to cash used of $740 million during the comparable prior year period. The year-over-year variance was driven by an increase in net proceeds from stock issued related to stock-based compensation, partially offset by the repurchase of $300 million of our common stock during the current year versus $240 million in the prior year period.

In February 2020, the board of directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. The authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Total purchases for the year-to-date period ended October 1, 2022, were 5 million shares for $300 million. Total purchases for the year-to-date period ended October 2, 2021, were 4 million shares for $240 million.

We paid cash dividends of $596 million in the year-to-date period ended October 1, 2022, compared to $590 million during the comparable prior year period. In October 2022, the board of directors declared a dividend of $.59 per common share, payable on December 15, 2022 to shareholders of record at the close of business on December 1, 2022.

We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of October 1, 2022, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of October 1, 2022.

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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $745 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. During 2022, we reduced the funding capacity under the program from $1.1 billion to $745 million as a result of reduced utilization of the Extended Terms Program by certain customers. Accounts receivable sold of $632 million and $549 million remained outstanding under this arrangement as of October 1, 2022 and January 1, 2022, respectively.

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

We have agreements with third parties (Supplier Finance Programs) to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates at a discounted price to participating financial institutions. Our goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, our right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.

Refer to Note 1 within Notes to Consolidated Financial Statements for further information related to accounts payable.

If financial institutions were to terminate their participation in the Monetization Programs and we are not able to modify related customer payment terms, working capital could be negatively impacted. Additionally, working capital could be negatively impacted if we shorten our supplier payment terms as a result of supplier negotiations. For suppliers participating in the Supplier Finance Programs, financial institutions may terminate their participation or we could experience a downgrade in our credit rating that could result in higher costs to suppliers. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

Accounting standards to be adopted in future periods

Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued an ASU to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has historically presented information regarding the nature and amount of outstanding Accounts Payable obligations confirmed into supplier finance programs within Note 1 of the financial statements. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.

Future outlook

Reflecting its strong year-to-date results, underlying trends, and confidence in its outlook, Kellogg Company has updated its full-year 2022 guidance as follows:

•Raises its guidance for organic-basis net sales growth to approximately +10%, from its prior guidance of +7-8%. This reflects better-than-expected growth through the most recent quarter, as well as revenue growth management actions and good in-market momentum, particularly in snacks and emerging markets.

•Raises its guidance for adjusted-basis operating profit growth to approximately +6% on a currency-neutral basis, from its prior guidance of +4-5%. This reflects the Company's better-than-expected results in its latest quarter, and incorporates continued high cost inflation, bottlenecks and shortages, and increased brand investment in the second half.

•Raises its guidance for adjusted-basis earnings per share growth to approximately +3% on a currency-neutral basis, from prior guidance of approximately +2%. This reflects the improved operating profit outlook, partially offset by a further reduction in non-operating, non-cash pension income, stemming from a remeasurement that now reflects this year's higher interest rates and sharply lower equity and bond values.

•Updates its expectation for net cash provided by operating activities to be approximately $1.7 billion, with capital expenditure of approximately $0.5 billion, resulting in affirming its guidance for cash flow of approximately $1.2 billion.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2022:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Separation costs (pre-tax)		$70-$80M	$0.21-$0.24
Business and portfolio realignment (pre-tax)		$30-$40M	$0.09-$0.12
Gain related to interest rate swaps (pre-tax)			($0.05)
Income tax impact applicable to adjustments, net**			~$0.09
Currency-neutral adjusted guidance*		~6%	~3%
Organic guidance*	~10%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2022
Net cash provided by (used in) operating activities	$1.7
Additions to properties	~($0.5)
Cash Flow	~$1.2

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

Our future results could be affected by a variety of other factors, including the ability to effect the separation transactions and to meet the conditions related thereto; the ability of the separated companies to each succeed as a standalone publicly traded company; potential uncertainty during the pendency of the separation transactions that could affect the Company’s financial performance; the possibility that the separation transactions will not be completed within the anticipated time period or at all, including with respect to the potential sale of our plant-based foods business; the possibility that the separation transactions will not achieve their intended benefits; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs in connection with the separation transactions; uncertainty of the expected financial performance of the Company or the separated companies following completion of the separation transactions; negative effects of the announcement or pendency of the separation transactions on the market price of the Company’s securities and/or on the financial performance of the Company; uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the residual impact of the 12-week labor strike at the Company's U.S. cereal plants and a fire at one of the plants, the impact of the war in Ukraine including the potential for broader economic disruption, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
Refer to disclosures contained within Item 7A of our 2021 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 1, 2022.

Volatile market conditions arising from the COVID-19 pandemic and the war in Ukraine may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net sales and operating profit when translated to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble, Polish zloty and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro. There is significant uncertainty surrounding the impact of COVID-19 and the war in Ukraine on financial markets and we will continue to monitor the business for adverse impacts related to the pandemic. Our business in Russia represented less than 1.5% of consolidated net sales and approximately 1% of consolidated operating profit for the year ended January 1, 2022. The net book value of assets related to our Russia business represents approximately 0.5% of total assets as of October 1, 2022. As such, our exposure to volatility in the exchange rate of the Russian ruble is unlikely to have a material impact on our consolidated financial statements.

The impact of possible currency devaluation in countries experiencing high inflation rates or significant exchange fluctuations, including Turkey, can impact our results and financial guidance. Effective April 3, 2022, we accounted for Turkey as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeded 100%. Accordingly, our Turkey subsidiary uses the U.S. dollar as its functional currency and changes in the value of the Turkish Lira versus the U.S. dollar applied to our Lira-denominated net monetary asset position is recorded in income at the time of the change. Net monetary assets denominated in Turkish Lira are not material as of October 1, 2022.

During the year-to-date period ended October 1, 2022, we settled certain U.S. Dollar forward starting interest rate swaps and treasury locks with notional amounts totaling approximately $1.0 billion, resulting in a realized gain of approximately $105 million. During the year-to-date period ended October 1, 2022, we also settled certain Euro forward starting interest rate swaps with notional amounts totaling approximately €450 million, resulting in a realized gain of approximately $60 million. These forward starting interest rate swaps and treasury locks were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the forecasted fixed rate U.S. Dollar and Euro debt, once issued. During the year-to-date period ended October 1, 2022, we also entered into U.S. forward starting interest rate swaps and treasury locks with notional amounts totaling approximately $1.0 billion and Euro forward starting interest rate swaps with notional amounts totaling approximately €450 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar and Euro debt. These swaps were designated as cash flow hedges.

We have interest rate contracts with notional amounts totaling $2.6 billion representing a net settlement obligation of $30 million as of October 1, 2022. We had interest rate contracts with notional amounts totaling $2.8 billion representing a net settlement receivable of $4 million as of January 1, 2022.

During the year-to-date period ended October 1, 2022, we settled cross currency swaps with notional amounts totaling approximately €565 million, resulting in a gain of $37 million. These cross currency swaps were accounted for as net investment hedges and the related gain was recorded in accumulated other comprehensive income. During the year-to-date period ended October 1, 2022, we also entered into cross currency swaps with notional amounts totaling approximately €1.3 billion, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.8 billion outstanding as of October 1, 2022 representing a net settlement receivable of $278 million. The total notional amount of cross currency swaps outstanding as of January 1, 2022 was $1.3 billion representing a net settlement receivable of $38 million.

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

Events such as the ongoing COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year-to-date period ended October 1, 2022, we continue to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We expect these market disruptions and inflationary pressures to continue throughout 2022.

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
As of October 1, 2022, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes during the quarter ended October 1, 2022, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 21, 2022, the Company announced a plan to separate its North American cereal and plant-based foods businesses, via tax-free spin-offs, with a target to complete the transactions by the end of 2023, resulting in three independent public companies, each better positioned to unlock their full standalone potential. We cannot assure that the transactions will be completed on the anticipated timeline or at all or that the terms of the separations will not change, including with respect to the potential sale of our plant-based foods business. The transactions will follow the satisfaction of customary conditions, including reviews and final approval by Kellogg’s Board of Directors, receipt of an Internal Revenue Service ruling and relevant tax opinions with respect to the tax-free nature of the transactions, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financials of the new independent companies. The failure to satisfy any of the required conditions could delay the completion of the spin-offs for a significant period of time or prevent them from occurring at all.

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

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended October 1, 2022.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/3/2022 - 7/30/2022	—	$—	—	$960
Month #2:
7/31/2022 - 8/27/2022	—	$—	—	$960
Month #3:
8/28/2022 - 10/1/2022	—	$—	—	$960
Total	—		—

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: November 3, 2022

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