Form 10-K
period 2022-12-31
KELLOGG CO
filed 2023-02-21
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☑    No  ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 1, 2022 was approximately $20.1 billion based on the closing price of $71.78 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 28, 2023, 341,830,292 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 28, 2023 are incorporated by reference into Part III of this Report.

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

On June 21, 2022, the Company announced a plan to separate its North American cereal business. See the discussion in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 within Notes to the Consolidated Financial Statements, which are located herein under Part II, Item 8.
Financial Information About Segments. Information on segments is located in Note 17 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 21, 2023, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as in certain geographies.
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
Additional information pertaining to the relative sales of our products for the years 2020 through 2022 is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Environmental, Social and Governance (ESG) Leadership. Kellogg Company’s vision is a good and just world where people are not just fed, but fulfilled. Our purpose is creating better days, and a place at the table for everyone, through our trusted food brands. Our vision and purpose are brought to life through Kellogg’s® Better Days Promise™, our promise to advance sustainable and equitable access to food by addressing the intersection of wellbeing, hunger, sustainability, and equity, diversity and inclusion (ED&I) for 3 billion people by the end of 2030.
This work is not new - we’ve been making progress on these topics for many decades and have been reporting our results annually through our ESG report (formerly Corporate Responsibility Report) and other disclosures since 2009. The information contained in our ESG report is not incorporated by reference herein or otherwise made a part of this Annual Report on Form 10-K or any of our other filings with the Securities and Exchange Commission. We also report against the Sustainability Accounting Standards Board (“SASB”), Task Force on Climate-Related Financial Disclosures (“TCFD”) and Global Reporting Initiative ("GRI") reporting frameworks, as well as many other industry disclosures like CDP and the Dow Jones Sustainability Index. In 2022, Kellogg’s sustainability performance is within the top 15% of our industry according to the 2022 S&P Global ESG Yearbook, making Kellogg among the world’s highest performing companies.

Our ESG Commitments. Kellogg’s global ESG strategy, Kellogg’s® Better Days Promise™, is our promise to create 3 billion better days by the end of 2030 (from a 2015 baseline).
Specifically, we are committed to:

•Nourishing 1 billion people with our foods by the end of 2030.
•Feeding 375 million people in need by the end of 2030.
•Nurturing people and planet, including support for 1 million farmers and workers, including women and smallholders, by the end of 2030.
•Ensuring nondiscrimination and ED&I for all employees. This includes our aspirational goals of gender 50/50 parity on a global basis and 25% underrepresented talent at the management level by the end of 2025 in the U.S.
•Engaging 1.5 billion people in advocating for sustainable and equitable access to food by the end of 2030.

Climate-Related Disclosure. Climate change and food security are considerations for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. As a plant-based food company, the success of Kellogg Company is dependent on having timely access to high quality, low cost ingredients, water and energy for manufacturing globally. Risks are identified annually through annual reporting and evaluated in the short (<3 years), medium (3 - 6 years) and long terms (>6 years). These natural capital dependencies are at risk of shortage, price volatility, regulation, and quality impacts due to climate change which is assessed as part of Kellogg’s overall enterprise risk management approach. Specific risks including water stress and social accountability are specifically identified and assessed on a regular basis, especially in emerging market expansion that fuels company growth.

Due to these risks, Kellogg has implemented short and long-term initiatives to mitigate and adapt to these environmental pressures, as well as the resulting challenge of food security. While these risks are not currently impacting business growth, they must be monitored, evaluated, and mitigated. The Company has incorporated the risks and opportunities of climate change and food security as part of the Deploy For Growth Strategy and Kellogg’s® Better Days Promise™ by continuing to identify risk, incorporate sustainability indicators into strategic priorities, and report regularly to leadership, the Board, and publicly. Kellogg has been recognized as a 2021 CDP Supplier Engagement Leader, representing the top 7% of companies who disclosed to the full climate questionnaire.

Oversight. Kellogg Company’s Board of Directors, including its Social Responsibility and Public Policy Committee, oversees our ESG strategy. Our Senior Vice President Chief Global Corporate Affairs Officer, Senior Vice President Global Supply Chain, Senior Vice President Chief Global Human Resources Officer, Senior Vice President Research and Development and other executives who report to the Chairman and CEO, are responsible for successfully implementing the strategy and regularly updating the CEO and Board Committee. Our Chief Sustainability Officer (CSO) reports to the Senior Vice President Chief Global Corporate Affairs Officer. Additionally, numerous leaders are accountable for achieving specific ESG commitments, based on their roles.

In addition, Kellogg has a Global ESG Council and regional ESG Councils. The Councils ensure execution on priority strategies to maximize ESG performance, share best practices to ensure we are progressing against our commitments.
Raw Materials. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugate, and flexible packaging are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as a pandemic (such as the COVID-19 pandemic), geopolitical events, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
The principal ingredients in the products produced by us in the United States include corn and corn grits, wheat and wheat-based ingredients, potato flakes, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sugars and sweeteners, vegetable oils, dairy products, eggs, and other ingredients, which are obtained from various sources. While most of these ingredients are purchased from sources in the United States, some materials are imported due to regional availability and specification requirements.
We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. Despite our ability to source materials necessary to meet increased demand for our products, certain ingredients, packaging and other goods and services have been adversely impacted by the COVID-19 pandemic. Although we are unable to predict the impact to our ability to source these materials and services in the future, we expect supply pressures, supply chain and logistics delays, and other disruptions to continue into 2023. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.
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

Trademarks. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals, snacks and various other foods manufactured and marketed by us. We also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Eggo, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Mueslix, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Smacks/Honey Smacks, Special K, Special K Red Berries, and Smart Start in the United States and elsewhere; Sucrilhos, Zucaritas, Kellogg's Extra, Müsli, and Choco Krispis for cereals in Latin America; Vector and Two Scoops in Canada; Coco Pops, Choco Krispies, Frosties, Fruit ‘n Fibre, Kellogg’s Crunchy Nut, Krave, Kellogg’s Extra, Country Store, Smacks, Pops, Honey Bsss, Zimmy's, W.K. Kellogg, Toppas, and Tresor for cereals in Europe; and Froot Ring, Chocos, Chex, Guardian, Just Right, Be Natural, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.

Other brand names include Kellogg’s Corn Flake Crumbs; Choco Krispis, Crunchy Nut, Kashi, Nutri-Grain, Special K, Squares, Zucaritas, Rice Krispies Treats, and Sucrilhos for cereal bars; Pop-Tarts for toaster pastries; Eggo and Kashi for frozen breakfast foods; MorningStar Farms for breakfast sandwiches; Special K protein shakes; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Sunibrite, Split Stix and LCMs for convenience foods in Australia; Nutri-Grain, Coco Pops, Crunchy Nut, Krave, Frosties, and Rice Krispies Squares for convenience foods in Europe; Kashi and Kashi Go for cereals and waffles; Special K for meal bars; Bear Naked for granola cereal, oatmeal and snack bites; Pringles for crisps; and Morningstar Farms, Incogmeato, Veggitizers, and Gardenburger for certain meat alternatives.

We also market convenience foods under trademarks and tradenames which include Austin, Bisco, Cheez-It, Club, Luxe, Minueto, Parati, RXBAR, Special K, Toasteds, Town House, Zesta, and Zoo Cartoon and beverages under the Trink trademark. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including the characters Snap, Crackle and Pop for use in connection with Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Toucan Sam for Froot Loops and Froot Rings cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Zimmy and Zimmy's cereal; Sunny for Kellogg’s Raisin Bran, Two Scoops and Raisin Bran Crunch cereals; Coco the Monkey for Coco Pops, Choco Krispies and Chocos cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal, dairy beverages and convenience foods; Chocovore, Poperto, Cerealdo, and Sammy the Seal (aka Smaxey the Seal) for certain cereal products; and Mr. P or Julius Pringles for Pringles crisps.

The slogans The Original & Best, They’re Gr-r-reat! and Follow Your Nose, are trademarks used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo and L’Eggo with Eggo, used in connection with our frozen waffles, pancakes and French toast sticks, and Snack Stacks used in connection with potato crisps and crackers are also important Kellogg trademarks.

The trademarks listed above, among others, individually and when taken as a whole, are important to our business. Certain individual trademarks are also important to our business. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.
Seasonality. Demand for our products is generally level throughout the year, although some of our convenience foods have a bias for stronger demand in the second half of the year due to events and holidays.
Working Capital. A description of our working capital is included in the Liquidity section of MD&A within Item 7 of this Report.
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales during 2022, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2022. During 2022, our top five customers, collectively, including Wal-Mart, accounted for approximately 32% of our consolidated net sales and approximately 53% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 31, 2022 and January 1, 2022 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2022-$127; 2021-$134; 2020-$135. Information concerning our research and development expense is located in Note 1 within Notes to the Consolidated Financial Statements.
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

Human Capital Resources. On December 31, 2022, we had approximately 30,000 employees. The majority of our employees work on a full-time basis. We are also party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees.

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

Employee Engagement: We communicate frequently and transparently with our employees through a variety of engagement vehicles, from externally managed global opinion surveys to weekly check-ins via our internal global recognition platform. We also provide a wide array of opportunities for volunteerism through Kellogg’s “Better Days” commitment, and provide matching donations for employees’ service to charities of their choosing in many regions.
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

Health and Wellness: We aim to create a culture where all colleagues feel supported and valued in line with our corporate mission. The ongoing COVID-19 pandemic has led to unique challenges and we are striving to ensure the health, safety, and general well-being of our colleagues. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration. Our global employee wellbeing framework, "My Total Health," addresses physical, financial, social and emotional wellbeing to support our employees' personal goals. On an ongoing basis, we focus on each aspect of wellbeing and provide useful information, education, tools and resources. In North America, our “Find your Wings” employee assistance program provides access to valuable Mental Health resources. In addition, our “Lean on Me” program trains employees on how to identify other employees that may be struggling with mental health challenges and pointing them towards our available resources. We also provide company paid access to gyms and mindfulness resources in many parts of the world. Most of our locations now use the My Total Health framework to guide how they communicate and engage with employees in support of their wellbeing.

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
Executive Officers. The names, ages, and positions of our executive officers (as of February 21, 2023) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Nicolas Amaya	49
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

Amit Banati	54
Vice Chairman and Chief Financial Officer

Mr. Banati has been Senior Vice President, Chief Financial Officer and Principal Financial Officer, Kellogg Company since July 2019 and Vice Chairman since January 2023. Mr. Banati joined Kellogg in March 2012 as President, Asia Pacific, and his responsibilities were expanded to President, Asia Pacific, Middle East and Africa in July 2018. Before joining Kellogg Company, Mr. Banati served in a variety of finance, general management and board roles at Kraft Foods, Cadbury Schweppes and Procter & Gamble. He has worked extensively across the Asia Pacific and Africa region. At Kraft Foods he was President, North Asia and Asia Pacific Strategy. Prior to that, Mr. Banati served as President, Pacific, for Cadbury Schweppes and Chairman of Cadbury Schweppes Australia. He was a member of the company’s Chief Executive Committee. He also served as the Chief Financial Officer for Cadbury Schweppes Asia Pacific. Mr. Banati is a director of Fortune Brands Home Innovations.

Steven A. Cahillane	57
Chairman and Chief Executive Officer
Mr. Cahillane has been Chairman of the Board of Kellogg Company since March 2018, and President and Chief Executive Officer since October 2017. He has also served as a Kellogg Director since October 2017. Prior to joining Kellogg, Mr. Cahillane served as Chief Executive Officer and President, and as a member of the board of directors, of Alphabet Holding Company, Inc., a holding company, and its wholly-owned operating subsidiary, The Nature’s Bounty Co., a health and wellness company, from September 2014. Prior to that, Mr. Cahillane served as Executive Vice President of The Coca-Cola Company, a beverage company, from February 2013 to February 2014 and President of Coca-Cola Americas, the global beverage maker’s largest business, with $25 billion in annual sales at that time, from January 2013 to February 2014. Mr. Cahillane served as President of various Coca-Cola operating groups from 2007 to 2012. He has also been a trustee of the W. K. Kellogg Foundation Trust since 2018.

Kurt D. Forche	53
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

Christopher M. Hood	60
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

Melissa A. Howell	56
Senior Vice President, Global Human Services

Ms. Howell assumed her current position in June 2016. Prior to joining Kellogg, she was Chief Human Resources Officer for Rockford, Michigan-based Wolverine since 2014. Prior to Wolverine, Ms. Howell spent 24 years with General Motors where she led a team of 2,800 Human Resource professionals worldwide, supporting a global business at one of the top automotive companies in the world, and also among the largest public corporations. Ms. Howell joined General Motors as a Labor Relations Representative at its Ypsilanti, Michigan, assembly plant in 1990. Over the following years, she served in a series of key human resources leadership roles in Europe, Asia and U.S. leading teams on six continents across an array of functional areas. Ms. Howell was promoted to Executive Director of North American Human Resources in 2011 and subsequently promoted to Senior Vice President of Global Human Resources.

Shumit Kapoor	52
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

Rodrigo Lance	48
Senior Vice President, Global Supply Chain

Mr. Lance assumed his current position in March 2022. Prior to his current role, he was Senior Vice President, KNA Supply Chain from October 2019 to March 2022 and Vice President, Supply Chain Europe and Vice President, Supply Chain Latin America from May 2017 to October 2019. Prior to his Supply Chain roles, Mr. Lance served as Vice President, Snacks Engineering beginning in 2011. In 1997, Mr. Lance began his career at Kellogg and served in various roles including Production Supervisor at the Queretaro, Mexico, plant. He also served as the Plant Manager in Guatemala; Linares, Mexico, and Columbus, Georgia, U.S.

David Lawlor	55
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

Gary H. Pilnick	58
Vice Chairman and Chief Legal Officer
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

Availability of Reports; Website Access; Other Information. Our internet address is http://www.kelloggcompany.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report on Form 10-K. All reports required to be filed with the U.S. Securities and Exchange Commission are available and can be accessed through the Investor Relations section of our website.
Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation and Talent Management, and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Any amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. Shareowners may also request a free copy of these documents from: Kellogg Company, P.O. Box CAMB, Battle Creek, Michigan 49016-9935 (phone: (800) 961-1413), Investor Relations Department at that same address (phone: (269) 961-2800) or investor.relations@kellogg.com.

Forward-Looking Statements. This Report contains “forward-looking statements” with projections and expectations concerning, among other things, the anticipated separation of the Company's North American cereal business; the Company’s restructuring programs; the integration of acquired businesses; our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; ESG performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including the ability to effect the separation transaction and to meet the conditions related thereto; the ability of the separated North American cereal business to succeed as a standalone publicly traded company; potential uncertainty during the pendency of the separation transaction that could affect the Company’s financial performance; the possibility that separation transaction will not be completed within the anticipated time period or at all; the possibility that the separation transaction will not achieve its intended benefits; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs in connection with the separation transaction; uncertainty of the expected financial performance of the Company or the separated North American cereal business following completion of the separation transaction; negative effects of the announcement or pendency of the separation transaction on the market price of the Company’s securities and/or on the financial performance of the Company; uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential restrictions and disruptions related to the COVID-19 outbreak; the impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity; the residual impact of the 12-week labor strike at the Company's U.S. cereal plants and a fire at one of the plants; the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected; the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected; the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the success of our Better Days and sustainability programs; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities; integration of acquired businesses; other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates; statutory tax rates; currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
Risks Related to Our Business
Our business is significantly impacted by general macroeconomic conditions, and accordingly, our business, results of operations and financial condition could be materially adversely affected by further deterioration or a protracted extension of current macroeconomic challenges. The COVID-19 pandemic, geopolitical instability, including the war in Ukraine, actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, adverse macroeconomic conditions may affect our customers’ and prospective customers’ operations and financial condition and make it difficult for our customers and prospective customers to accurately forecast and plan future business activities, which may in turn cause our customers to limit their purchase orders or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective customers’ ability or willingness to purchase our products. An economic downturn or a recession or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations. The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively affect our business, financial condition and results of operations. The global spread and unprecedented impact of the ongoing COVID-19 pandemic created significant volatility, uncertainty and economic disruption. The COVID-19 pandemic led governments and other authorities around the world to implement significant measures intended to control the spread of the virus, including shelter-in-place orders, social distancing measures, business closures or restrictions on operations, quarantines, travel bans and restrictions and multi-step policies with the goal of re-opening these markets. While these restrictions have been lifted or eased in many jurisdictions as the rates of COVID-19 infections have decreased or stabilized, a resurgence of the pandemic or other widespread public health concerns in some markets could lead to re-implementation of restrictions and impact our ability to perform critical functions. A shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions or absenteeism, or reductions in capacity utilization levels, could result in us incurring additional direct costs and experiencing lost revenue. Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business. These disruptions or our failure to effectively respond to them, could increase product or distribution costs, or cause delays or inability to deliver products to our customers. We have experienced temporary disruptions to our supply chain in certain markets. These disruptions to our work force and supply chain could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The impact of the COVID-19 pandemic on our suppliers, manufacturers, distributors or transportation and logistics providers also negatively affected the price and availability of our raw materials and impacted our supply chain. A resurgence of the COVID-19 pandemic or other widespread public health concerns could materially impact our ability to meet the demands of our customers. The potential impact of COVID-19 or other widespread public health concerns on any of our production or logistics providers could include, but is not limited to, problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce or closure due to positive testing), ability to import and secure ingredients and packaging, product quality issues, costs, production, insurance and reputation. Any of the foregoing could negatively affect the price and availability of our products and impact our supply chain. If the disruptions caused by COVID-19 or other widespread public health concerns continue for an extended period of time, our ability to meet the demand for our products may be materially impacted.
The impact of COVID-19 may also heighten other risks discussed in this “Risk Factors” section.
We may not realize the benefits we expect from revenue growth management. We are utilizing formal revenue growth management practices to help us realize price in a more effective way. This data-driven approach addresses price strategy, price-pack architecture, promotion strategy, mix management, and trade strategies. Revenue growth management involves changes to the way we do business and may not always be accepted by our customers, consumers or third-party providers causing us not to realize the anticipated benefits. In addition, the complexity of the execution requires a substantial amount of management and operational resources. These and related demands on our resources may divert the organization's attention from other business issues and have adverse effects on existing business relationships with suppliers and customers. Any failure to execute revenue growth management in accordance with our plans, including as a result of our revenue growth management process, could adversely affect our business or financial condition.
Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands. We have a number of iconic brands with significant value. Promoting and protecting the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Successful promotion and brand value enhancement depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we, or any of our employees or agents, have acted in an irresponsible manner, adverse publicity about our labor relations (whether or not valid), our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including the perception of healthfulness of our products or their ingredients. In addition, due to our varied and geographically diverse consumer base, we must be responsive to local consumers, including when and how consumers consume food products and their desire for premium or value offerings and whether to provide an array of products that satisfy the broad spectrum of consumer preferences. Accordingly, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired effects of our marketing efforts or use data-driven marketing and advertising to reach consumers at the right time with the right message. The growing use of social and digital media platforms by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands, our products, our labor relations or any of our employees or agents on social or digital media platforms could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy.

Placement of our advertisements in digital media may also result in damage to our brands if the media itself experiences negative publicity itself. The harm may be immediate, and we may not be afforded an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs, influencers and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
Business disruptions could have an adverse effect on our business, financial condition and results of operations. We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, warehousing and distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, workforce disruptions, weather (including any potential effects of climate change), natural disasters, water availability, fires or explosions, terrorism, political unrest, government restrictions, mandates or shutdowns, tariffs and other trade restrictions, cybersecurity breaches, health pandemics, such as the COVID-19 pandemic, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, or strikes, could damage or disrupt our operations or our suppliers', their suppliers or our contract manufacturers' operations. If we do not effectively prepare for and respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, technology, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. In addition, insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses. These events could adversely affect our business, financial condition and results of operations.
We have experienced temporary workforce disruptions in our supply chain as a result of the COVID-19 pandemic. We have implemented employee safety measures, based on guidance from the Centers for Disease Control and Prevention, Occupational Safety and Health Administration and World Health Organization, across all our supply chain facilities, including proper hygiene, social distancing, mask use, and temperature screenings. Illness, travel restrictions, absenteeism, or other workforce disruptions could negatively affect our supply chain, manufacturing, distribution, or other business processes.
Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions have occurred, including an almost three-month long strike in fiscal 2021 related to negotiations of a collectively bargained agreement at our U.S. ready-to-eat cereal manufacturing locations, and could occur in the future if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results.
In addition, we may be unable to meet the demand for our products during certain business disruptions. For instance, we experienced increased demand for many of our products during the COVID-19 pandemic and were, at times, unable to fill all customer orders. Short term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs. Our failure to meet the demand for our products could adversely affect our business and results of operations.
We may not achieve our targeted cost savings and efficiencies from cost reduction initiatives. Our success depends in part on our ability to be an efficient producer in a highly competitive industry. We have invested a significant amount in capital expenditures to improve our operational facilities. Ongoing operational issues are likely to occur when carrying out major production, procurement, manufacturing or logistical changes and these, as well as any failure by us to achieve our planned cost savings and efficiencies, could have a material adverse effect on our business and consolidated financial position and on the consolidated results of our operations and profitability. Disruptions and uncertainties related to adverse macroeconomic conditions, including rising inflation and economic slowdowns or recessions, for a sustained period of time could result in delays or modifications to our strategic plans and other initiatives and hinder our ability to achieve our cost savings and productivity initiatives on the same timelines.
Structural and Organizational Risks
The proposed separation of our North American cereal business is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time, expense, and resources, which could disrupt or adversely affect our business. On June 21, 2022, the Company announced a plan to separate its North American cereal business, via a tax-free spin-off, with a target to complete the transaction by the end of 2023, resulting in two independent public companies, each better positioned to unlock their full standalone potential. We cannot assure that the separation transaction will be completed on the anticipated timeline or at all or that the terms of the separation will not change. The transaction will follow the satisfaction of customary conditions, including reviews and final approval by Kellogg’s Board of Directors, receipt of an Internal Revenue Service ruling and relevant tax opinions with respect to the tax-free nature of the transaction, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and acceptance of the North American cereal company’s common stock for listing by a national securities exchange approved by Kellogg’s Board of Directors, the completion of audited financials of the new independent company, among others. The failure to satisfy any of the required conditions could delay the completion of the separation for a significant period of time or prevent it from occurring at all.
Unanticipated developments, including changes in the competitive conditions of our markets, possible delays in obtaining various tax opinions or rulings or failure of the spin-off transaction to qualify for non-recognition treatment for U.S. federal income tax purposes, or for tax-deferred treatment for Canadian federal and provincial income tax purposes, the filing and effectiveness of appropriate filings with the SEC and the listing on a stock exchange, negotiating challenges, the uncertainty of the financial markets, changes in the law, and challenges in executing the separation of the business, could delay or prevent the completion of the separation, or cause the separation to occur on terms or conditions that are different or less favorable than initially expected. Any changes to the separation or delay in completing the separation could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than initially expected. Further, our Board of Directors could decide, either because of a failure of conditions or because of market or other factors, to abandon the separation. No assurance can be given as to whether and when the separation will occur.
Whether or not we complete the separation, our ongoing business may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the separation our North American cereal business, including the following:
•We have incurred expenses in connection with the separation, and expect that the process of completing the separation will be time-consuming and involve significant additional costs and expenses, which may not yield a discernible benefit if the separation is not completed.
•Executing the separation will require significant time and attention from our senior management and employees, which may divert management’s attention from operating and growing our business and could adversely affect our business, financial results, and results of operations. Our employees may also be distracted due to uncertainty about their future roles with the separate companies pending completion of the separation.
•We may also experience increased difficulties in attracting, retaining, and motivating employees during the pendency of the separation and following completion of the separation transaction, which could harm our businesses. In addition, if the separation is not completed, we will still be required to pay certain costs and expenses incurred in connection therewith, such as legal, accounting, and other professional fees.
•Some of our customers or suppliers may delay or defer decisions or may end their relationships with us.
•We may experience negative reactions from the financial markets if we fail to complete the separation or fail to complete it on a timely basis.
•The announcement and pendency of the separation may cause some investors to sell our shares, creating greater volatility in the trading price of our shares and potentially causing market prices to decline.
Any of the above factors could cause the separation (or the failure to execute the separation) to have a material adverse effect on our business, financial condition, results of operations, and the trading price of our common stock.
The separation may not achieve the anticipated benefits and will expose us to new risks. We may not realize the anticipated strategic, financial, operational, or other benefits from the separation of our North American cereal business. We cannot predict with certainty when the benefits expected from the separation will occur or the extent to which they will be achieved. If the separation is completed, our operational and financial profile will change and we will face new risks. As an independent company, our North American cereal business will be a smaller, less-diversified company and may be more vulnerable to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages, and other adverse events. There is no assurance that, following the separation, the North American cereal business will be successful. The announcement and/or completion of the separation may cause uncertainty for or disruptions with our customers, partners, suppliers, and employees, which may negatively impact these relationships or our operations. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the separation, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we or the business that is spun off could suffer a material adverse effect on the business, financial condition, results of operations, and trading price of us or the separated North American cereal business.
If the proposed separation is completed, the trading price of our common stock may decline and may experience greater volatility. Upon completion of the proposed separation, because the trading price for our shares will no longer reflect the value of the separated business, such trading price may be lower than immediately prior to the separation. In addition, until the market has fully analyzed our value without the separated business, the price of our shares may experience greater volatility. If the proposed separation is completed, our shares may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could lead to declines in the trading price of our common stock. Further, there can be no assurance that the combined value of the shares of the two resulting companies will be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
If we pursue strategic acquisitions, alliances, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses. From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, integrate the acquired business into our existing operations in a timely and cost-efficient manner, including implementation of enterprise-resource planning systems, or achieve expected returns, expected synergies and other benefits as a result of integration or other challenges, or may not achieve those objectives on a timely basis. Future acquisitions of foreign companies or new foreign ventures would subject us to local laws and regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act (the “FCPA”).
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
Further, our participation in joint ventures may cause our results of operations and cash flows to fluctuate for reasons unrelated to the underlying financial performance of the joint venture. The manner and extent to which the financial results of joint ventures are reflected in our consolidated financial statements depend upon how the ownership and governance of a particular joint venture is characterized under GAAP including assessing the financial and governance control of the joint venture. Changes at Kellogg unrelated to the joint venture, such as a change of control, may result in changes to how a joint venture is assessed under GAAP. If a joint venture that we currently consolidate in our financial statements becomes unconsolidated, or vice versa, this could have an adverse effect on our reported revenues, results of operations and/or cash flows.
We may not be able to attract, develop and retain the highly skilled people we need to support our business. We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals, including, for example, individuals with e-commerce, digital marketing and data analytics capabilities and skilled labor in our manufacturing facilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train, develop and retain other talented personnel. Recruiting and retention of talent has become especially challenging in the current employment market, fueled in part by changes due to the COVID-19 pandemic. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. Additionally, changes in regional preferences, immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees.
Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor. Agricultural commodities, including vegetable oils, wheat, corn, sugar, fruits and nuts, potato flakes, rice and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and flexible packaging are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs), global geopolitical conditions (including war, such as the war in Ukraine), general economic conditions (including inflationary pressures), sanctions, drought and other weather conditions (including the potential effects of climate change), a pandemic illness (such as the COVID-19 outbreak), environmental or other sustainability regulation, or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services were impacted by the COVID-19 pandemic and have continued to be impacted by an unfavorable macroeconomic environment, including as a result of (among other things) labor shortages and inflationary pressures, and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect these supply pressures and market disruptions to continue into 2023. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices, or consumers may decide not to pay the higher prices or may increasingly purchase lower-priced offerings or forego some purchases altogether during an economic downturn or a recession or instances of increased inflationary pressures, which could lead to sales declines and loss of market share. In an inflationary environment, such as the current economic environment, depending on the market conditions of the food industry and the raising of interest rates by the United States Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations. Food processing equipment at our facilities is regularly fueled by electricity, oil, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.
Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels. We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. During 2021 and 2022, the cost of distribution generally increased due to an increase in transportation and logistics costs. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline.
We operate in the highly competitive food industry, including with respect to retail and shelf space. We face competition across our product lines, including snacks, ready-to-eat cereals and other convenience foods, from other companies that have varying abilities to withstand changes in market conditions. The principal aspects of our business where we face competition include brand recognition, taste, nutritional value, price, promotion, innovation, shelf space, navigating the growing e- commerce marketplace, convenient ordering and delivery to the consumer and customer service. Most of our competitors have substantial financial, marketing, sales and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. Our competition with other companies in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences.
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
Further, our ability to compete may be limited by an inability to secure new retailers or maintain or add shelf and/or retail space for our products. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform. Unattractive placement or pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves.
The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits. Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales during 2022, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2022. During 2022, our top five customers, collectively, including Wal-Mart, accounted for approximately 32% of our consolidated net sales and approximately 53% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. As a result of the consolidated nature of the retail environment, the loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
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
Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes. There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products. Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets, including through the expansion into complementary product categories.
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
Additionally, we face climate-related transition risks, including new legislation and regulation aimed at addressing climate change and shifts in market preferences for more sustainable products and services. There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single use plastics. This new or increased focus may result in new or increasingly stringent laws and regulations that could increase the risk that we are subject to litigation or government enforcement actions and require us to incur increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. In addition, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change as well as actions taken to mitigate climate change could negatively affect our business and operations.
Risks Related to Our Operations
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other post-employment benefits. We also participate in multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions have occurred, including am almost three-month long strike in fiscal 2021 related to negotiation of a collectively bargained agreement at our U.S. ready-to-eat cereal manufacturing locations. Strikes or work stoppages could occur in the future at any of our collectively-bargained locations if we are unable to renew our current collective bargaining agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency. Furthermore, we rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. We may encounter difficulty recruiting sufficient numbers of personnel at acceptable wage and benefit levels due to the competitive labor market. Our inability to attract, develop and retain the personnel necessary for the efficient operation of our business could result in higher costs and decreased productivity and efficiency, which may have a material adverse effect on our performance.
Multiemployer pension plans could adversely affect our business. We participate in “multiemployer” pension plans administered by labor unions representing some of our U.S. based employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make withdrawal liability payments, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability obligation to a multiemployer plan would depend, in part, on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. One of the multiemployer plans in which we participate is reported to have significant underfunded liabilities. Such underfunding could impact the size of our potential withdrawal liability.
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
We have a substantial amount of indebtedness. We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 31, 2022, we had total debt of approximately $6.6 billion and total Kellogg Company equity of $3.9 billion. Our substantial indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) a downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both, (iii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iv) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings, (v) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage. Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness or incur new indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.
An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected. Furthermore, we continue to evaluate the potential impact of COVID-19 on the fair value of our goodwill and other intangibles. While we concluded there were no indicators for any of our significant goodwill or other intangible assets as of December 31, 2022, any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairment.
As of December 31, 2022, the carrying value of intangible assets totaled approximately $8 billion, of which $5.7 billion was goodwill and $2.3 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $18.5 billion and total Kellogg Company equity of $3.9 billion.
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
If our food products become adulterated, misbranded or mislabeled , we might need to recall those items and may experience regulatory enforcement and product liability if consumers are injured or damaged as a result. Selling food products involves a number of legal, regulatory and other risks, including product contamination, food borne illnesses, spoilage, product tampering, allergens, or other adulteration, which could result in product liability claims. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability or consumer fraud judgment against us. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including consumer protection statutes of some states. Allegations of consumer fraud may result in fines, settlements and litigation expenses. A significant product recall, product liability or consumer fraud case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our company and our products or processes could adversely affect our reputation or brands. We could also be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. If another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety or other regulations or failure to comply with existing regulations and laws could have a material adverse effect on our consolidated financial condition. Our activities and products, including our operation of our manufacturing facilities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
The manufacturing, marketing and distribution of food products are subject to governmental regulations that impose additional regulatory requirements. Those regulations control such matters as food quality and safety (including the condition and operation of our manufacturing facilities where food is processed), ingredients, advertising, product or production requirements, labeling, sustainability of packaging (including plastics), import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutritional Assistance Program and the Special Supplemental Nutrition Program for Women, Infants and Children, to purchase certain of our products.

The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anti-corruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front of pack labeling, and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation.
Modifications to international trade policy, including the ratification of the United States-Mexico-Canada Agreement, changes in the European Union (such as Brexit), or the imposition of increased or new tariffs, quotas or trade barriers on key commodities with other countries could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could result in an increase in supply chain costs that we are not able to offset.
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
Risks Related to Our Intellectual Property and Technology
Technology failures, cyber attacks, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business. We increasingly rely on information technology systems and third-party service providers, including through the internet, to process, transmit, and store electronic information.

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
Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses, malware, ransomware or other malicious codes, social engineering attacks, unauthorized access attempts, password theft, physical breaches, employee or inside error, malfeasance and cyber- or phishing-attacks. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented physical, administrative, and technical controls and taken other preventive actions, such as the maintenance of an information security program that includes updating our technology and security policies, insurance, employee training, and monitoring and routinely testing our information technology systems to reduce the risk of cyber incidents and protect our information technology; however, these measures may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal information. There continues to be significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020 (each of which imposes additional obligations on companies regarding the handling of personal information and provides certain individual privacy rights to persons whose information is collected , because they are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In addition, regulations to implement portions of the CCPA have not been finalized and could significantly impact CCPA compliance measures. For example, the California Privacy Rights Act (the “CPRA”), which was approved by California voters as a ballot initiative in November 2020, modifies the CCPA significantly and the resulting new regulations became effective on January 1, 2023. Several other states have introduced or passed similar legislation to the CCPA and CPRA, which may impose varying standards and requirements on our data collection, use and processing activities. Our efforts to comply with privacy and data protection laws, including the GDPR, CCPA and CPRA, may impose significant costs and challenges that are likely to increase over time.
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
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands. Our intellectual property rights are a significant and valuable aspect of our business and include trademarks, patents, trade secrets, and copyrights owned or licensed under certain licensing agreements. We attempt to protect these intellectual property rights using the appropriate laws and agreements including licenses, development agreements, nondisclosure agreements, and assignments. We also police third party misuses of our intellectual property in traditional retail and digital environments. Our failure to obtain or adequately protect our intellectual property rights may diminish our competitiveness and could materially harm our business. Similarly, changes in applicable laws or other changes that serve to lessen or remove the current legal protections of our intellectual property, may also diminish our competitiveness and could materially harm our business. We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products or operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our business, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products. Any litigation regarding intellectual property rights could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.
General Risk Factors
We are subject to risks generally associated with companies that operate globally. We are a global company and generated almost half of our net sales for both 2022 and 2021 outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include (i) compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations, (ii) compliance with anti-corruption laws, including the FCPA and UK Bribery Act (the “UKBA”), (iii) compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes, (iv) changes in tax laws, interpretation of tax laws and tax audit outcomes, (v) fluctuations or devaluations in currency values, especially in emerging markets, (vi) changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States, (vii) changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, (viii) laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection, (ix) uncertainty relating to Brexit and its impact on the local and international markets, the flow of goods and materials across borders, and political environments, (x) discriminatory or conflicting fiscal policies, (xi) challenges associated with cross-border product distribution, (xii) increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments, (xiii) varying abilities to enforce intellectual property, contractual, and other legal rights, (xiv) greater risk of uncollectible accounts and longer collection cycles, (xv) loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses, (xvi) design and implementation of effective control environment processes across our diverse operations and employee base, (xvii) imposition of more or new tariffs, quotas, trade barriers, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, and (xviii) changes in trade policies and trade relations.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest and government shutdowns, civil strife, acts of war, public corruption, expropriation and other economic or political or social uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations. There may be uncertainty as a result of key global events during 2022 that are expected to continue throughout 2023. For example, rising interest rates and inflation, recessionary pressures, geopolitical uncertainty, including wars (such as the conflict in Ukraine), fiscal and monetary policy uncertainty, the continuing uncertainty related to the COVID-19 pandemic, international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
Deteriorating economic conditions in our major markets, such as inflation, economic slowdowns or recessions, increased unemployment, decreases in disposable income, declines in consumer confidence, including as a result of COVID-19, could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Such deterioration in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition. In addition, significant COVID-19 related changes in the political conditions in markets in which we manufacture, sell or distribute our products (including quarantines, import/export restrictions, price controls, governmental or regulatory actions, closures, or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions or otherwise prevent our third-party suppliers or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products) could adversely impact our operations and results.
Financial institutions may be negatively impacted by economic conditions, including rising inflation and interest rates, and may consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. Adverse macroeconomic conditions have increased volatility and pricing in the capital markets and as a result, we may not have access to preferred sources of liquidity when needed or on terms we find acceptable, causing our borrowing costs could increase. An economic or credit crisis could impair credit availability and our ability to raise capital when needed. A disruption in the financial markets may have a negative effect on our derivative counterparties and could impair our banking or other business partners, on whom we rely for access to capital and as counterparties to our derivative contracts. Any of these events would likely harm our business, results of operations and financial condition.
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
Geopolitical and international regulatory events, uncertainty or other factors may have a negative effect on global economic conditions, financial markets and our business. Global political uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof may affect our business, financial performance, operations or products, including the ongoing impact of the United Kingdom’s exit from the European Union, commonly referred to as “Brexit.” While Brexit became official as of January 31, 2020 (and the transition period expired on December 31, 2020), uncertainty remains regarding the consequences of Brexit and its application. The

UK and EU continue to discuss some elements of the post-Brexit trade agreement (TCA), which came into effect on January 1, 2021, in particular elements relating to the Northern Ireland Protocol and the impact that has on trading borders between the EU and UK. The main trade provisions in the TCA include the continuation of no tariffs or quotas on trade between the UK and EU subject to prescribed trade terms, including but not limited to meeting product and labeling standards for both the UK and EU. Cross-border trade between the UK and EU is also subject to new customs regulations, documentation and reviews. In addition, as the EU and U.K. amend legislation and regulation post-Brexit, there is a risk of increased divergence between the EU and U.K. regulatory regimes. Kellogg has worked diligently to minimize the impact of Brexit on the business, however, to comply with the new requirements, we have had to increase resources in customer service and logistics, in our factories, and on our customs support teams. We have adapted our processes and systems for the new and increased number of customs transactions. While trading through Brexit has become normal course of business, we continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the UK. We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution to reduce the impact on our input and distribution costs. We also continue to monitor for divergence in regulatory rules which could impact our supply chain operations. Despite our efforts to control costs, we have continued to see inflationary cost pressures rise in our UK business this year, as we have also experienced in other markets. If the UK’s exit from, or new trade arrangements with, the EU negatively impact the UK economy or result in disagreements on trade terms then the impact to our operations, financial condition and cash flows could be material.
Potential liabilities and costs from litigation could adversely affect our business. There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions (inclusive of class action lawsuits and foreign litigation), including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. Furthermore, actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic, may result in investigations, legal claims or litigation against us. As a result, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees, and shareholders, which could have a material adverse effect on our reputation, the market price of our common stock, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
We operated, as of February 21, 2023, offices, manufacturing plants and distribution and warehousing facilities totaling more than 36.5 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States are located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; Omaha, Nebraska; San Jose, California; Rome, Georgia; Kansas City, Kansas; Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; and Jackson and Rossville, Tennessee.

Outside the United States, we had, as of February 21, 2023, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Ghana, Great Britain, India, Japan, Malaysia, Mexico, Nigeria, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Turkey.
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

ITEM 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on our financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading Kellogg shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At December 31, 2022 there were approximately 26,176 shareholders of record.
In February 2020, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock expiring in December 2022. In December 2022, the Board of Directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2025. These authorizations were intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended December 31, 2022.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 9/25/22-10/22/22	—	$—	—	$960
Month #2: 10/23/22-11/19/22	—	$—	—	$960
Month #3: 11/20/22-12/31/22	—	$—	—	$1,500

ITEM 6. INTENTIONALLY OMITTED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS
Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this Report, as well as Part II, 'Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the year ended December 31, 2022, which provides additional information on comparisons of years 2021 and 2020.

For more than 115 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands. We record net sales upon delivery of shipments to our customers. Consumption and share data noted within is based on Nielsen x-AOC or other comparable source, for the applicable period. Consumption refers to consumer purchases of our products from our customers. Unless otherwise noted, consumption and shipment trends are materially consistent.

Proposed separation transaction
On June 21, 2022, the Company announced its intent to separate its North American cereal and plant-based foods businesses, via tax-free spin-offs, with a target to complete the transactions by the end of 2023, resulting in three independent public companies, each better positioned to unlock their full standalone potential. After exploring strategic options, the Company has decided to retain its plant-based business. The proposed separation of the North American cereal business is expected to create greater strategic, operational, and financial focus for the company and its stakeholders, and will build on our current momentum.

War in Ukraine
The war in Ukraine and the related sanctions imposed have increased global economic and geopolitical uncertainty. In March 2022, we suspended all new investments and shipments of all products to Russia. We have no employees or direct operations in Ukraine. Our business in Russia consists of three manufacturing facilities and represented approximately 1% of consolidated net sales for the year ended December 31, 2022.

In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. The business is a part of our Europe reportable segment. The pending sale includes the entirety of the Company’s operations in Russia and will result in a complete exit from the market. Although the Company has entered into a definitive agreement to sell its Russian business, there is no assurance that we will obtain the necessary regulatory approvals or that the other conditions to complete the sale will be satisfied.

At the end of 2022 the pending sale did not meet the criteria for held for sale accounting due to uncertainty related to the evolving regulatory approvals that are required in order to complete the transaction. If approved, the Company expects to incur a loss on the transaction due to the release of historical foreign currency translation adjustments (CTA). The net book value of the assets related to the Russian business, including historical CTA losses, represents less than 1% of total Company assets as of December 31, 2022.

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

Inflationary pressures
Events such as the ongoing COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year ended December 31, 2022 we continued to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We expect these market disruptions and inflationary pressures to persist into 2023.

Segments
We manage our operations through four operating segments that are based on geographic location – North America which includes the U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments

Non-GAAP Financial Measures
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

Non-GAAP Financial Measures
Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), adjusted and currency-neutral adjusted gross profit, adjusted and currency neutral adjusted gross margin, net debt and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral net sales. In addition, we exclude the impact of acquisitions, divestitures, foreign currency, and differences in shipping days including 53rd week, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•Adjusted: gross profit, gross margin, operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the proposed separation transactions, mark-to-market adjustments for pension and postretirement plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, a gain on interest rate swaps, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the proposed separation transactions, mark-to-market adjustments for pension and postretirement plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, multi-employer pension plan withdrawal liabilities, a gain on interest rate swaps, and other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the proposed separation transactions, mark-to-market adjustments for pension and postretirement plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments, and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense, including tax reform in the UK and U.S. and certain foreign valuation allowances. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

•Net debt: Defined as the sum of long-term debt, current maturities of long-term debt and notes payable, less cash and cash equivalents, and marketable securities. With respect to net debt, cash and cash equivalents, and marketable securities are subtracted from the GAAP measure, total debt liabilities, because they could be used to reduce the Company’s debt obligations. Company management and investors use this non-GAAP measure to evaluate changes to the Company's capital structure and credit quality assessment.

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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans were recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that were recognized in the quarter they occur. We recorded a total pre-tax mark-to-market charge of $574 million for 2022, a total pre-tax market-to-market gain of $166 million for 2021 and a total pre-tax mark-to-market charge of $162 million for 2020. Included within the aforementioned totals was a pre-tax mark-to-market charge for pension plans of $414 million for 2022, pre-tax mark-to-market gain for pension plans of $164 million for 2021, and a pre-tax mark-to-market charge for pension plans of $154 million for 2020.

Separation costs
The Company continues to work towards its planned separation of its North America cereal business. As a result, we incurred pre-tax charges related to the proposed separation, primarily related to legal and consulting costs, of $61 million for 2022.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations of $21 million in 2022, $36 million in 2021 and $38 million in 2020.

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

Financial results
For the full year ended December 31, 2022, our reported net sales increased 8.0% versus the prior year on positive price/mix across all regions partially offset by a modest decline in volume and foreign currency. Growth was led by Snacks across all four regions and consolidated net sales grew in cereal and noodles and other. Organic net sales increased 11.5% from the prior year after excluding the impact of foreign currency.

Reported operating profit decreased 6.7% versus the prior year due primarily to unfavorable mark-to-market impacts, costs related to the Company's pending separation, and foreign currency, as well as economy-wide supply disruptions and input cost inflation that persisted throughout the year. Currency-neutral adjusted operating profit increased 7.0%, after excluding the impact of mark-to-market, separation costs, and foreign currency.

Reported diluted EPS of $2.79 for the year decreased 35.6% compared to the prior year EPS of $4.33 due primarily to unfavorable mark-to-market and costs related to the Company's pending separation. Currency-neutral adjusted diluted EPS of $4.38 for the year increased 5.3% compared to prior year EPS of $4.16, after excluding the impact of significant items impacting comparability.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2022	2021
Reported net income attributable to Kellogg Company	$960	$1,488
Mark-to-market (pre-tax)	(574)	166
Separation costs (pre-tax)	(61)	—
Business and portfolio realignment (pre-tax)	(21)	(36)
Gain related to interest rate swaps (pre-tax)	18	—
Income tax impact applicable to adjustments, net*	150	(29)
Foreign valuation allowance	—	(20)
UK tax rate change	—	(23)
Adjusted net income attributable to Kellogg Company	$1,448	$1,430
Foreign currency impact	(56)
Currency-neutral adjusted net income attributable to Kellogg Company	1,504	$1,430
Reported diluted EPS	$2.79	$4.33
Mark-to-market (pre-tax)	(1.67)	0.48
Separation costs (pre-tax)	(0.18)	—
Business and portfolio realignment (pre-tax)	(0.06)	(0.10)
Gain related to interest rate swaps (pre-tax)	0.05	—
Income tax impact applicable to adjustments, net*	0.44	(0.08)
Foreign valuation allowance	—	(0.06)
UK tax rate change	—	(0.07)
Adjusted diluted EPS	$4.21	$4.16
Foreign currency impact	(0.17)
Currency-neutral adjusted diluted EPS	4.38	$4.16
Currency-neutral adjusted diluted EPS growth	5.3%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2022 compared to 2021
The following tables provide an analysis of net sales and operating profit performance for 2022 versus 2021:

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,958	$2,310	$1,123	$2,933	$(9)	$15,315
Foreign currency impact on total business (inc)/dec	(25)	(245)	7	(228)	—	(491)
Organic net sales	$8,983	$2,555	$1,115	$3,161	$(9)	$15,805

Year ended January 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$8,174	$2,397	$997	$2,613	$—	$14,181

% change - 2022 vs. 2021:
Reported growth	9.6%	(3.6)%	12.7%	12.2%	—%	8.0%
Foreign currency impact on total business (inc)/dec	(0.3)%	(10.2)%	0.8%	(8.8)%	—%	(3.5)%
Organic growth	9.9%	6.6%	11.9%	21.0%	—%	11.5%
Volume (tonnage)	(1.1)%	(3.4)%	(5.3)%	(2.5)%	—%	(2.3)%
Pricing/mix	11.0%	10.0%	17.2%	23.5%	—%	13.8%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,356	$329	$124	$252	$(427)	$1,635
Mark-to-market	—	—	(2)	—	(156)	(158)
Separation costs	(61)	—	—	—	—	(61)
Business and portfolio realignment	(18)	1	—	—	(4)	(21)
Adjusted operating profit	$1,435	$328	$126	$252	$(268)	$1,874
Foreign currency impact	(3)	(32)	(1)	(20)	—	(56)
Currency-neutral adjusted operating profit	$1,438	$360	$127	$273	$(268)	$1,931

Year ended January 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$1,329	$350	$110	$246	$(282)	$1,752
Mark-to-market	—	—	1	—	(18)	(17)
Business and portfolio realignment	(23)	1	(4)	—	(10)	(36)
Adjusted operating profit	$1,351	$349	$112	$246	$(254)	$1,805

% change - 2022 vs. 2021:
Reported growth	2.1%	(5.9)%	13.1%	2.7%	(51.6)%	(6.7)%
Mark-to-market	—%	—%	(3.2)%	—%	(48.8)%	(8.0)%
Separation costs	(4.5)%	—%	—%	—%	—%	(3.5)%
Business and portfolio realignment	0.4%	(0.1)%	4.2%	0.1%	2.5%	0.9%
Adjusted growth	6.2%	(5.8)%	12.1%	2.6%	(5.3)%	3.9%
Foreign currency impact	(0.2)%	(9.1)%	(1.1)%	(8.3)%	—%	(3.1)%
Currency-neutral adjusted growth	6.4%	3.3%	13.2%	10.9%	(5.3)%	7.0%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period increased 9.6% versus the prior year as a result of revenue growth management actions, sustained momentum in snacks, and recovering cereal sales. Organic net sales increased 9.9% after excluding the impact of foreign currency.

Net sales % change - 2022 vs. 2021:
North America	Reported Net Sales	Foreign Currency	Organic Net Sales
Snacks	11.9%	(0.2)%	12.1%
Cereal	10.2%	(0.5)%	10.7%
Frozen	(1.1)%	(0.3)%	(0.8)%

North America snacks net sales increased 11.9% supported by consumption dollar growth in each of our three major categories, crackers, salty snacks, and portable wholesome snacks.

North America cereal net sales increased 10.2% due to a faster-than-expected recovery in shipments and share in our U.S. cereal business following the 2021 fire and strike.

North America frozen foods net sales decreased 1.1% during the year due to current year supply constraints.

North America operating profit increased 2.1% compared to the prior year as increased net sales more than offset high cost inflation and separation costs. Currency-neutral adjusted operating profit increased 6.4%, after excluding the impact of separation costs and business and portfolio realignment.

Europe
Reported net sales decreased 3.6% reflecting the impact of unfavorable foreign currency, despite favorable price/mix and continued growth in snacks. Organic net sales increased 6.6% after excluding the impact of foreign currency.

Cereal net sales declined on a reported basis primarily due to unfavorable foreign currency.

Snacks net sales growth was led by sustained momentum in Pringles, driven by innovation, effective advertising, and successful consumer promotions.

Reported operating profit decreased 5.9% due primarily to unfavorable foreign currency and high cost inflation. Currency-neutral adjusted operating profit increased 3.3% after excluding the impact of foreign currency and charges related to business and portfolio realignment.

Latin America
Reported net sales increased 12.7% driven by strong price/mix growth and modestly favorable foreign currency translation, with growth in snacks and cereal. Organic net sales increased 11.9%, after excluding the impact of foreign currency.

Snacks net sales growth was led by sustained consumption growth and share gains in key markets for salty snacks.

Cereal net sales increased due to share gains in key markets, including Mexico, Puerto Rico and Brazil.

Reported operating profit increased 13.1% due to higher net sales and favorable foreign currency translation partially offset by input cost inflation. Currency-neutral adjusted operating profit increased 13.2% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales increased 12.2% driven by favorable price/mix partially offset by unfavorable foreign currency. Organic net sales also increased 21.0% after excluding foreign currency.

Noodles and other net sales increased lead by strong growth from Multipro as well as our Kellogg's branded noodles business.

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Cereal net sales declined on a reported basis due to unfavorable foreign currency.

Reported operating profit increased 2.7% due primarily to higher net sales more than offsetting high cost inflation and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 10.9%, after excluding the impact of foreign currency.

Corporate
Reported operating profit decreased significantly versus the prior year due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $14 million from the prior year after excluding the impact of mark-to-market.

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

Margin performance
2022 versus 2021 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2022	2021
Reported gross margin (a)	30.1%	32.2%	(2.1)
Mark-to-market	(1.1)%	(0.1)%	(1.0)
Separation costs	—%	—%	—
Business and portfolio realignment	(0.1)%	(0.2)%	0.1
Adjusted gross margin	31.3%	32.5%	(1.2)
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	31.2%	32.5%	(1.3)
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin decreased 210 basis points versus the prior year due primarily to unfavorable mark-to-market, the residual impact of last year's fire and strike in our U.S. cereal plants, high cost inflation, supply disruptions, and a mix shift towards emerging markets, which more than offset the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin decreased 130 basis points compared to 2021.

Our 2022 and 2021 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2022	2021
Reported gross profit (a)	$4,615	$4,560
Mark-to-market	(159)	(27)
Separation costs	(4)	—
Business and portfolio realignment	(11)	(19)
Adjusted gross profit	4,788	4,606
Foreign currency impact	(141)	—
Currency-neutral adjusted gross profit	$4,929	$4,606
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
Restructuring programs
Periodically, the Company may initiate a restructuring program to achieve it's long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 3 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs), is when the project begins to deliver cash savings and/or reduced depreciation.

During 2021, the Company announced a reconfiguration of the North America reportable segment supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by early 2024, with related productivity improvements commencing in 2023. The overall project is expected to result in cumulative pretax charges of approximately $45 million, which include employee-related costs of $4 million, other cash costs of $21 million and non-cash costs, primarily consisting of accelerated depreciation and asset write-off's, of $20 million. Charges incurred related to this restructuring program were approximately $6 million and $5 million during 2022 and 2021, respectively. These charges primarily related to severance, accelerated depreciation and asset write-offs, and were recorded in COGS. Total program costs to date for the life of this project was $11 million as of December 31, 2022.

In addition to the project discussed above, the Company incurred restructuring costs in each of its reportable segments related to various reorganization and simplification initiatives and supply chain optimization projects. The Company recorded total restructuring charges of $11 million, $27 million and $29 million across all restructuring programs during 2022, 2021 and 2020, respectively, primarily related to employee severance charges, accelerated depreciation and asset write-offs.

At December 31, 2022 total project reserves were $11 million, related to severance payments, of which a substantial portion will be paid in 2023.
Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar, Canadian dollar, Brazilian Real, Nigerian Naira, Russian ruble, Polish zloty, and Egyptian pound. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
Interest expense was $218 million and $223 million for the years ended December 31, 2022 and January 1, 2022, respectively. The decrease from the prior year is due primarily to an $18 million gain related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance. Interest expense capitalized as part of the construction cost of fixed assets was immaterial for both periods.

Interest income (recorded in other income (expense), net) was $33 million and $12 million for the years ended December 31, 2022 and January 1, 2022, respectively.

Income taxes
Our reported effective tax rate for 2022 and 2021 was 20.4% and 24.1%, respectively.

The lower effective tax rate for the year ended December 31, 2022, compared to the prior year, was due to a decrease in net discrete tax expense.

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

Adjusted effective tax rates for 2022 and 2021 were 21.5% and 21.9%, respectively.

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2022 and 2021.

Consolidated results (dollars in millions)	2022	2021
Reported income taxes	$244	$474
Mark-to-market	(135)	41
Separation costs	(16)	—
Business and portfolio realignment	(4)	(12)
Gain related to interest rate swaps	5	—
Foreign valuation allowance	—	20
UK tax rate change	—	23
Adjusted income taxes	$394	$402
Reported effective income tax rate	20.4%	24.1%
Mark-to-market	(1.0)	0.1
Separation costs	(0.1)	—
Business and portfolio realignment	—	(0.2)
Gain related to interest rate swaps	—	—
Foreign valuation allowance	—	1.1
UK tax rate change	—	1.3
Adjusted effective income tax rate	21.5%	21.9%
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

LIQUIDITY AND CAPITAL RESOURCES
At this time, the COVID-19 pandemic has not materially impacted our liquidity and we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.7-$1.8 billion and capital expenditures of approximately $700 million in 2023. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2023, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital. As the impact of COVID-19 on the economy and our operations evolves, we will continue to assess our liquidity needs.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate. Supplier payment term modifications did not have a material impact on our cash flows during 2022, and are not expected to have a material impact in 2023.

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
We had negative working capital of $2.2 billion and $1.9 billion as of December 31, 2022 and January 1, 2022, respectively.
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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$1,651	$1,701
Investing activities	(448)	(528)
Financing activities	(1,081)	(1,306)
Effect of exchange rates on cash and cash equivalents	(109)	(16)
Net increase (decrease) in cash and cash equivalents	$13	$(149)
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for 2022 totaled $1,651 million compared to $1,701 million in the prior year. The decrease is due primarily to net cash outflows related to core working capital, principally related to an increase in accounts receivable resulting from higher net sales, partially offset by changes in incentive compensation and other accruals from the prior year.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 6 days and negative 9 days for 2022 and 2021, respectively. Core working capital in 2022 averaged 1.7% of net sales compared to 1.0% in 2021.
Our total pension and postretirement benefit plan funding amounted to $23 million and $20 million for the years ended December 31, 2022 and January 1, 2022, respectively.
The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2024 or beyond. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high quality corporate bonds and our decisions regarding certain elective provisions of the PPA.
We currently project that we will make total U.S. and foreign benefit plan contributions in 2023 of approximately $26 million. Actual 2023 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2022	2021
Net cash provided by operating activities	$1,651	$1,701
Additions to properties	(488)	(553)
Cash flow	$1,163	$1,148
Investing activities
Our net cash used in investing activities for 2022 totaled $448 million compared to $528 million in 2021. The decrease was due primarily to phasing of capital expenditures.

Capital spending in 2022 included investments in our supply chain infrastructure, including manufacturing capacity expansions in multiple markets and categories and initiatives targeting waste reductions and productivity improvements.
Cash paid for additions to properties as a percentage of net sales was 3.2% and 3.9% in 2022 and 2021, respectively.
Financing activities
Our net cash used in financing activities totaled $1,081 million compared to $1,306 million during the prior year. The year-over-year variance was driven primarily by higher proceeds from the issuance of commercial paper in the current year.

Total debt was $6.6 billion and $7.1 billion at year-end 2022 and 2021, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	December 31, 2022	January 1, 2022
Notes payable	$467	$137
Current maturities of long-term debt	780	712
Long-term debt	5,317	6,262
Total debt liabilities	$6,564	$7,111
Less:
Cash and cash equivalents	(299)	(286)
Net debt	$6,265	$6,825

In November 2022, we repaid €600 million, five-year 0.80% Euro Notes due 2022, upon maturity.

In May 2021, we issued €300 million of eight-year 0.50% Euro Notes due 2029, resulting in net proceeds of €298 million after discount and underwriting commissions. The 2029 Euro Notes were issued as a sustainability bond, and thus an amount equal to the net proceeds was used to finance, in whole or in part, eligible environmental or social projects described in the Company's Sustainability Bond Framework. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. Additionally, we repaid the €500 million, seven-year 1.75% Euro Notes due 2021, upon maturity.
We paid quarterly dividends to shareholders totaling $2.34 per share in 2022 versus $2.31 per share in 2021. On February 17, 2023, the Board of Directors declared a dividend of $.59 per common share, payable on March 15, 2023 to shareholders of record at the close of business on March 1, 2023.
We entered into an unsecured Five-Year Credit Agreement in December 2021, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in December 2026.

In December 2022, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that was set to expire in December 2022.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 31, 2022, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at December 31, 2022.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of December 31, 2022.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in December 2023, as well as our Five-Year Credit Agreement, which expires in December 2026. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
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
Monetization and Accounts Payable programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $920 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization

Programs. Accounts receivable sold of $865 million and $549 million remained outstanding under this arrangement as of December 31, 2022 and January 1, 2022, respectively.

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

A summary of our operating and finance lease obligations as of December 31, 2022 can be found in Note 8 “Leases and Other Commitments”, to the Consolidated Financial Statements contained in this report.

A summary of principal payments for long-term debt as of December 31, 2022 can be found in Note 9 “Debt”, to the Consolidated Financial Statements contained in this report.

Interest payments will be approximately $164 million per year from 2023 through 2027 and approximately $747 million in total from 2028 through the last debt maturity date.

A summary of our pension and postretirement benefit obligations as of December 31, 2022 can be found in Notes 11 “Pension Benefits” and Note 12 “Nonpension Postretirement and Postemployment Benefits”, to the Consolidated Financial Statements contained in this report.

See Note 14 “Income Taxes”, to the Consolidated Financial Statements contained in this report for discussion of uncertain tax positions.

Our unconditional purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. As of December 31, 2022, unconditional purchase obligations totaled approximately $1.9 billion. Approximately $1.5 billion of these unconditional purchase obligations will be settled in the ordinary course of business in the next 12 months.

As of December 31, 2022, we did not have any material off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES
Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments represent less than 1% of our company’s net sales. However, our company’s total promotional expenditures (including amounts classified as a revenue reduction) are significant, so it is likely our results would be materially different if different assumptions or conditions were to prevail.
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

At December 31, 2022, goodwill and other intangible assets amounted to $8.0 billion, consisting primarily of goodwill and brands. Within this total, approximately $2.0 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other significant intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. Our impairment testing performed through the fourth quarter of 2022 consisted of qualitative testing for all reporting unit goodwill and all significant indefinite-lived intangible assets, except for one brand, for which quantitative testing was performed. No heightened risk or qualitative indicators of impairment of individual significant intangible assets or reporting units was identified.

We have $184 million at December 31, 2022 related to one brand in the North America operating segment that primarily relates to snack category products. In performing the quantitative test of this brand, fair value was determined using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants. We determined the fair value of this brand exceeds its carrying value and no heightened risk of impairment exists for the asset.
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
Our expense recognition policy for pension and nonpension postretirement benefits is to immediately recognize actuarial gains and losses in our results in the year in which they occur. Actuarial gains and losses are recognized annually as of our measurement date, which is our fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles.

Additionally, for purposes of calculating the expected return on plan assets related to pension and nonpension postretirement benefits we use the fair value of plan assets.

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 69% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and a 2022 weighted-average active management premium of 0.78% for the pension plans and 0.89% for the retiree medical plan, (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Because of a change in the asset mixes between the US pension and retiree medical trusts, separate rate of return assumptions were used in 2022. Our assumed rate of return for U.S. plans in 2022 was 6.25% for the pension plans and 7.00% for the retiree medical plan, which equated to approximately the

63rd and 55th percentile expectations of our model, respectively. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 31% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 31, 2022, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2023 benefits expense by approximately $40 million. For the years ended December 31, 2022 and January 1, 2022, our actual return on plan assets was less than the recognized assumed return by $1.9 billion and $33 million, respectively.

Pension assets include a level 3 investment comprising 5% of total plan assets as of December 31, 2022. The investment, a buy-in annuity contract, is valued based on the estimated cost to enter an equivalent contract at the balance sheet date.

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. 2020 experience was adjusted to remove the estimated impact of COVID-19 claims. No adjustments were made to 2021 or 2022 claims. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. Kellogg’s 5-year average claims inflation has been in the vicinity of 5.00% in recent years. Our initial trend rate for 2023 of 6.00% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. Our initial rate remains flat for three years before trending downward by 0.50% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2022 claims experience was approximately $14 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an improvement scale that incorporated an additional year of data. In 2022, the SOA did not release an updated improvement scale. In determining the appropriate mortality assumptions as of 2022 fiscal year-end, we used the 2019 SOA tables with collar adjustments based on Kellogg’s current population, consistent with the prior year. In addition, our assumption for future mortality improvement continues to be based on mortality information available from the Social Security Administration and other sources, consistent with the prior year and in line with our expectations for future experience. There were no changes to the year-end pension and postretirement benefit obligations due to mortality assumption changes.

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

Based on consolidated obligations at December 31, 2022, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2023 benefits expense by approximately $3 million and would result in an immediate loss recognition of $111 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2022, we recognized a net actuarial loss of approximately $414 million compared to a net actuarial gain of approximately $166 million in 2021. The total net loss recognized in 2022 was driven by a loss of approximately $1.9 billion from lower than expected asset returns and a loss of approximately $108 million from plan experience, partially offset by an approximate $1.6 billion gain from assumption changes, including increases in the discount rate.

During 2022, we made contributions in the amount of $3 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally, we contributed $20 million to our retiree medical programs.
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

FUTURE OUTLOOK
The Company issued its initial financial guidance for 2023. The Company is projecting:

•Organic net sales growth of 5-7%, driven by price/mix growth and led by sustained momentum in snacks and emerging markets.

•Adjusted operating profit growth of 7-9% on a currency-neutral basis as margins stabilize amidst persistent cost inflation.

•Adjusted earnings per share decline of (2)-(4)% on a currency-neutral basis which includes a an approximate (7)% impact from the remeasurement of pension and postretirement plans, reflecting last year's sharp decline in financial markets, and it is also impacted by a significant increase in interest expense due to higher interest rates.

•Net cash provided by operating activities of approximately $1.7-1.8 billion, with capital expenditure of about $0.7 billion including capital expenditure related to the pending separation. As a result, cash flow is expected to be $1.0-1.1 billion. This is below 2022 levels due solely to approximately $0.3 billion of up-front charges and capital expenditure related to the Company's pending separation, without which cash flow would be higher year on year.

For simplicity reasons, this guidance assumes the North America cereal business will remain in Kellogg Company for the full year, even though the plan is to spin it off before year end.
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
See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2023:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$25-$30M	$0.07 - $0.09
Separation costs (pre-tax)		$230M	$0.67
Income tax impact applicable to adjustments, net**			$0.24 - $0.25
Currency-neutral adjusted guidance*		~7-9%	~(4)-(2)%
Organic guidance*	~5-7%
* 2023 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2023 include impacts of mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.
** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)
Full Year 2023
Net cash provided by (used in) operating activities	$1.7 - $1.8
Additions to properties	~ ($0.7)
Cash Flow	$1.0 - $1.1

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 15 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
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

Additionally, volatile market conditions arising from the COVID-19 pandemic and geopolitical events may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Polish Zloty and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro. There is significant uncertainty surrounding the impact of COVID-19 and the war in Ukraine on financial markets and we will continue to monitor the business for adverse impacts related to the pandemic. Our business in Russia represented approximately 1% of consolidated Kellogg Company net sales for the year ended December 31, 2022. The net book value of assets related to our Russia business represented less than 1% of total assets at year-end 2022. As such, our exposure to volatility in the exchange rate of the Russian ruble is unlikely to have a material impact on our consolidated financial statements.

We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2022 was $4.5 billion, representing a net settlement receivable of $153 million. The total notional amount of foreign currency derivative instruments at year-end 2021 was $4.2 billion, representing a net settlement receivable of $35 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by $342 million, resulting in a net settlement obligation of $189 million at year-end 2022 and the settlement receivable would have decreased by $247 million at year-end 2021. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Interest rate risk
Our company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing and future issuances of variable rate debt. Primary exposures include movements in U.S. Treasury rates, London Interbank Offered Rates (LIBOR), Secured Overnight Financing Rate (SOFR), and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

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
We entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. The total notional amount of interest rate swaps at year-end 2022 was $2.7 billion, representing a net settlement obligation of $23 million. The total notional amount of interest rate swaps at year-end 2021 was $2.8 billion, representing a net settlement receivable of $4 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $12 million and $13 million at year-end 2022 and 2021, respectively.

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
The total notional amount of commodity derivative instruments at year-end 2022 was $230 million, representing a settlement receivable of approximately $2 million. The total notional amount of commodity derivative instruments at year-end 2021 was $360 million, representing a settlement obligation of approximately $1 million. Assuming a 10% decrease in year-end commodity prices, the settlement receivable would have decreased by $18 million, resulting in a net settlement obligation of approximately $16 million at year-end 2022, and the settlement obligation would have increased by approximately $31 million at year-end 2021, generally offset by a reduction in the cost of the underlying commodity purchases.
In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes.

Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 31, 2022 and January 1, 2022, collateral related to reciprocal collateralization agreements and margin deposits for exchange-traded commodity derivative instruments, were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2022	2021	2020
Net sales	$15,315	$14,181	$13,770
Cost of goods sold	10,700	9,621	9,043
Selling, general and administrative expense	2,980	2,808	2,966
Operating profit	$1,635	$1,752	$1,761
Interest expense	218	223	281
Other income (expense), net	$(220)	$437	$121
Income before income taxes	1,197	1,966	1,601
Income taxes	244	474	323
Earnings (loss) from unconsolidated entities	9	3	(14)
Net income	$962	$1,495	$1,264
Net income (loss) attributable to noncontrolling interests	2	7	13
Net income attributable to Kellogg Company	$960	$1,488	$1,251
Per share amounts:
Basic	$2.81	$4.36	$3.65
Diluted	$2.79	$4.33	$3.63
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2022			2021			2020
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$962			$1,495			$1,264
Other comprehensive income:
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(412)	$3	(409)	$(222)	$5	(217)	$(76)	$(3)	(79)
Net investment hedges:
Net investment hedges gain (loss)	287	(72)	215	236	(62)	174	(329)	87	(242)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	221	(57)	164	38	(10)	28	(9)	2	(7)
Reclassification to net income	(2)	1	(1)	22	(6)	16	14	(4)	10
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	5	(1)	4	(2)	1	(1)	(4)	1	(3)
Prior service credit (cost)	(3)	1	(2)	(18)	4	(14)	(21)	6	(15)
Reclassification to net income:
Net experience (gain) loss	(2)	1	(1)	(2)	—	(2)	(3)	1	(2)
Prior service (credit) cost	1	—	1	—	—	—	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(5)	—	(5)	(1)	—	(1)	3	—	3
Reclassification to net income	1	—	1	(2)	—	(2)	—	—	—
Other comprehensive income (loss)	$91	$(124)	$(33)	$49	$(68)	$(19)	$(426)	$90	$(336)
Comprehensive income			$929			$1,476			$928
Net income (loss) attributable to noncontrolling interests			2			7			13
Other comprehensive income (loss) attributable to noncontrolling interests			(46)			(30)			(52)
Comprehensive income attributable to Kellogg Company			$973			$1,499			$967
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2022	2021
Current assets
Cash and cash equivalents	$299	$286
Accounts receivable, net	1,736	1,489
Inventories	1,768	1,398
Other current assets	383	221
Total current assets	4,186	3,394
Property, net	3,789	3,827
Operating lease right-of-use assets	617	640
Goodwill	5,686	5,771
Other intangibles, net	2,296	2,409
Investment in unconsolidated entities	432	424
Other assets	1,490	1,713
Total assets	$18,496	$18,178
Current liabilities
Current maturities of long-term debt	$780	$712
Notes payable	467	137
Accounts payable	2,973	2,573
Current operating lease liabilities	121	116
Accrued advertising and promotion	766	714
Accrued salaries and wages	370	300
Other current liabilities	872	763
Total current liabilities	6,349	5,315
Long-term debt	5,317	6,262
Operating lease liabilities	486	502
Deferred income taxes	760	722
Pension liability	709	706
Other liabilities	500	456
Commitments and contingencies
Equity
Common stock, $0.25 par value, 1,000,000,000 shares authorized Issued: 421,209,894 shares in 2022 and 421,098,799 shares in 2021	105	105
Capital in excess of par value	1,068	1,023
Retained earnings	9,197	9,028
Treasury stock, at cost 79,409,966 shares in 2022 and 79,721,563 shares in 2021	(4,721)	(4,715)
Accumulated other comprehensive income (loss)	(1,708)	(1,721)
Total Kellogg Company equity	3,941	3,720
Noncontrolling interests	434	495
Total equity	4,375	4,215
Total liabilities and equity	$18,496	$18,178
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 28, 2019	421	$105	$921	$7,859	79	$(4,690)	$(1,448)	$2,747	$567	$3,314
Net income (loss)				1,251				1,251	13	1,264
Divestiture								—	(3)	(3)
Dividends declared ($2.28 per share)				(782)				(782)		(782)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income (loss)							(284)	(284)	(52)	(336)
Stock compensation			76					76		76
Stock options exercised and other	—		(25)	(2)	(2)	131		104		104
Balance, January 2, 2021	421	$105	$972	$8,326	77	$(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income (loss)				1,488				1,488	7	1,495
Acquisition of noncontrolling interest			22					22	30	52
Dividends declared ($2.31 per share)				(788)				(788)		(788)
Distributions to noncontrolling interest								—	(36)	(36)
Other comprehensive income (loss)							11	11	(30)	(19)
Stock compensation			68					68		68
Stock options exercised and other	—		(39)	2	(1)	84		47		47
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income (loss)				960				960	2	962
Dividends declared ($2.34 per share)				(797)				(797)		(797)
Distributions to noncontrolling interest								—	(17)	(17)
Other comprehensive income (loss)							13	13	(46)	(33)
Stock compensation			96					96		96
Stock options exercised and other	—		(51)	6	(6)	294		249		249
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2022	2021	2020
Operating activities
Net income	$962	$1,495	$1,264
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	478	467	479
Postretirement benefit plan expense (benefit)	240	(392)	(77)
Deferred income taxes	(46)	125	69
Stock compensation	96	68	76
Other	(42)	(44)	(21)
Postretirement benefit plan contributions	(23)	(20)	(32)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(257)	(9)	75
Inventories	(411)	(135)	(54)
Accounts payable	411	194	(9)
All other current assets and liabilities	243	(48)	216
Net cash provided by (used in) operating activities	$1,651	$1,701	$1,986
Investing activities
Additions to properties	$(488)	$(553)	$(505)
Issuance of notes receivable	(22)	(28)	(19)
Repayments from notes receivable	10	28	14
Purchases of marketable securities	—	—	(250)
Sales of marketable securities	—	—	250
Settlement of net investment hedges	37	19	—
Investments in unconsolidated entities	—	(10)	—
Purchases of available for sale securities	(17)	(61)	(81)
Sales of available for sale securities	19	72	19
Other	13	5	(13)
Net cash provided by (used in) investing activities	$(448)	$(528)	$(585)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	337	(27)	(16)
Issuances of notes payable, with maturities greater than 90 days	28	73	44
Reductions of notes payable, with maturities greater than 90 days	(35)	(63)	(34)
Issuances of long-term debt	39	361	557
Reductions of long-term debt	(648)	(650)	(1,229)
Debt redemption costs	—	—	(20)
Net issuances of common stock	277	63	112
Common stock repurchases	(300)	(240)	—
Cash dividends	(797)	(788)	(782)
Other	18	(35)	(20)
Net cash provided by (used in) financing activities	$(1,081)	$(1,306)	$(1,388)
Effect of exchange rate changes on cash and cash equivalents	(109)	(16)	25
Increase (decrease) in cash and cash equivalents	$13	$(149)	$38
Cash and cash equivalents at beginning of period	286	435	397
Cash and cash equivalents at end of period	$299	$286	$435

Supplemental cash flow disclosures:
Interest paid	$220	$213	$249
Income taxes paid	$312	$365	$281

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$209	$162	$189
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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2022 and 2021 fiscal years each contained 52 weeks and ended on December 31, 2022, and January 1, 2022, respectively. The Company's 2020 fiscal year ended on January 2, 2021 and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2020 included a 14th week. Certain prior period amounts have been updated to conform to the current period presentation.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. The Company's critical estimates include those related to promotional expenditures, goodwill and other intangible assets, retirement benefits, and income taxes. Actual results could differ from those estimates and could be impacted from macroeconomic conditions.
Cash and cash equivalents
Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost.
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for expected credit losses and prompt payment discounts. Trade receivables do not bear interest. The allowance for expected credit losses represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. For the fiscal years ended 2022 and 2021 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 3 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no material assets held for sale at the fiscal year-end 2022 or 2021.
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
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 31, 2022, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of January 1, 2022, $905 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

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

The Company recognizes revenue from the sale of food products which are sold to retailers through direct sales forces, broker and distributor arrangements. The Company also recognizes revenue from the license of our trademarks granted to third parties who use these trademarks on their merchandise and revenue from hauling services provided to third parties within certain markets. Revenue from these licenses and hauling services is not material to the Company.

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

The Company accounts for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities recorded in cost of goods sold (COGS) rather than as a promised service.

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

The Company's promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial in relation to net sales and recognized as a change in management estimate in a subsequent period. The liability associated with these promotions was recorded in accrued advertising and promotion.

The Company classifies promotional expenditures to its customers, the cost of consumer coupons, and other cash redemption offers in net sales.
Advertising and promotion
The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense is classified in selling, general and administrative (SGA) expense.

The Company also classifies consumer promotional expenditures in SGA expense. These promotional expenses are estimated using various techniques including historical cash expenditure and redemption experience and patterns. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. The liability associated with these advertising and promotional activities is recorded in accrued advertising and promotion.
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

The leases have remaining terms which range from less than 1 year to 19 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the lease that are reasonably certain of being executed.
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

NOTE 2
PROPOSED SEPARATION TRANSACTIONS

On June 21, 2022, the Company announced its intent to separate its North American cereal and plant-based foods businesses, via tax-free spin-offs, with a target to complete the transactions by the end of 2023, resulting in three independent public companies, each better positioned to unlock their full standalone potential. After exploring strategic options, the Company has decided to retain its plant-based business.

We cannot assure that the North American cereal transaction will be completed on the anticipated timeline or at all or that the terms of the separation will not change. The transaction will follow the satisfaction of customary conditions, including reviews and final approval by Kellogg’s Board of Directors, receipt of an Internal Revenue Service ruling and relevant tax opinions with respect to the tax-free nature of the transaction, effectiveness of appropriate filings with the U.S. Securities and Exchange Commission, and the completion of audited financials of the new independent company.

The Company incurred pre-tax charges related to the proposed separation of $61 million for the year ended December 31, 2022, including $4 million in COGS and $57 million in SGA expense. These charges were primarily related to legal and consulting costs.

NOTE 3
SALE OF ACCOUNTS RECEIVABLE

The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

The Company has two Receivable Sales Agreements (Monetization Programs) described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Monetization Programs are designed to effectively offset the impact on working capital of the Extended Terms Program. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however, the maximum receivables that may be sold at any time is approximately $920 million. During 2022 the Company amended the agreements to decrease the previous maximum receivables sold limit from approximately $1.1 billion as of January 1,2022.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 31, 2022 and January 1, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $865 million and $549 million remained outstanding under these arrangements as of December 31, 2022 and January 1, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $23 million, $8 million and $14 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. The recorded loss is included in OIE.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $31 million and $66 million remained outstanding under these programs as of December 31, 2022 and January 1, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in OIE and is not material.

NOTE 4
INVESTMENTS IN UNCONSOLIDATED ENTITIES AND DIVESTITURES

West Africa investments
The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The investment in TAF is accounted for under the equity method of accounting and comprises substantially all of the investment in unconsolidated entities balance on the Consolidated Balance Sheet. TAF, and other entities affiliated with TAF, are suppliers to Multipro, a consolidated subsidiary in West Africa. The related trade payables are generally settled on a monthly basis. These suppliers' net sales, totaling $900 million and $721 million for the years ended December 31, 2022 and January 1, 2022, respectively, consist primarily of inventory purchases by Multipro.

Russia
In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. The business is a part of our Europe reportable segment. The pending sale includes the entirety of the Company’s operations in Russia and will result in a complete exit from the market. Although the Company has entered into a definitive agreement to sell its Russian business, there is no assurance that we will obtain the necessary regulatory approvals or that the other conditions to complete the sale will be satisfied.

At the end of 2022 the pending sale did not meet the criteria for held for sale accounting due to uncertainty related to the evolving regulatory approvals that are required in order to complete the transaction. If approved, the Company expects to incur a loss on the transaction due to the release of historical foreign currency translation adjustments (CTA). The net book value of the assets related to the Russian business, including historical CTA losses, represents less than 1% of total Company assets as of December 31, 2022. The Kellogg business in Russia represents approximately 1% of consolidated Kellogg company net sales.

NOTE 5
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consolidated
January 2, 2021	$4,423	$367	$180	$829	$5,799
Acquisition	—	—	—	33	33
Currency translation adjustment	—	(17)	(9)	(35)	(61)
January 1, 2022	$4,423	$350	$171	$827	$5,771
Currency translation adjustment	(3)	(22)	6	(66)	(85)
December 31, 2022	$4,420	$328	$177	$761	$5,686

Other intangible assets

	2022			2021
(millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangibles subject to amortization (a)	$489	$(162)	$327	$521	$(143)	$378
Intangibles not subject to amortization	$1,969	$—	$1,969	$2,031	$—	$2,031
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $25 million per year through 2027.

The change in intangible asset values presented in the table above include the impact of foreign currency translation adjustments.

Annual impairment testing
At December 31, 2022, goodwill and other intangible assets amounted to $8.0 billion, consisting primarily of goodwill and brands. Within this total, approximately $2.0 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.7 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America reporting unit. The Company currently believes the fair value of goodwill and other significant intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. The Company's impairment testing performed through the fourth quarter of 2022 consisted of qualitative testing for all reporting unit goodwill and all significant indefinite-lived intangible assets, except for one brand, for which quantitative testing was performed. No heightened risk or qualitative indicators of impairment of any significant individual intangible assets or reporting units was identified.

The Company has $184 million at December 31, 2022 related to one brand in the North America operating segment that primarily relates to snack category products. In performing the quantitative test of this brand, fair value was determined using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants. The Company determined the fair value of this brand exceeds its carrying value and no heightened risk of impairment exists for the asset.

NOTE 6
RESTRUCTURING PROGRAMS

Periodically, the Company may initiate a restructuring program to achieve its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 3 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs), is when the project begins to deliver cash savings and/or reduced depreciation.

During 2021, the Company announced a reconfiguration of the North America reportable segment supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by early 2024, with related productivity improvements commencing in 2023. The overall project is expected to result in cumulative pretax charges of approximately $45 million, which include employee-related costs of $4 million, other cash costs of $21 million and non-cash costs, primarily consisting of accelerated depreciation and asset write-off's, of $20 million. Charges incurred related to this restructuring program were approximately $6 million and $5 million during 2022 and 2021, respectively. These charges primarily related to severance, accelerated depreciation and asset write-offs, and were recorded in COGS. Total program costs to date for the life of this project was $11 million as of December 31, 2022.

In addition to the project discussed above, the Company incurred restructuring costs in each of its reportable segments related to various reorganization and simplification initiatives and supply chain optimization projects. The Company recorded total restructuring charges of $11 million, $27 million and $29 million across all restructuring programs during 2022, 2021 and 2020, respectively, primarily related to employee severance charges, accelerated depreciation and asset write-offs.

At December 31, 2022 total project reserves were $11 million, related to severance payments, of which a substantial portion will be paid in 2023.

NOTE 7
EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2022-2.9; 2021-10.6; 2020-7.3.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 10.
In February 2020, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock through December 2022. In December 2022, the Board of Directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2025.
During 2022, the Company repurchased 5 million shares of common stock for a total of $300 million. During 2021, the Company repurchased 4 million shares of common stock for a total of $240 million. During 2020, the Company didn't repurchase any shares of common stock.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, which are recorded in interest expense within the statement of income, upon reclassification from Accumulated Other Comprehensive Income (AOCI), adjustments for net experience gains (losses), prior service credit (costs) related to employee benefit plans and adjustments for unrealized (gains) losses on available-for-sale securities, which are recorded in other income (expense) within the statement of income, upon reclassification from AOCI. The related tax effects of these items are recorded in income tax expense within the statement of income, upon reclassification from AOCI.

Accumulated other comprehensive income (loss) as of December 31, 2022 and January 1, 2022 consisted of the following:

(millions)	December 31, 2022	January 1, 2022
Foreign currency translation adjustments	$(2,111)	$(1,748)
Net investment hedges gain (loss)	282	67
Cash flow hedges — net deferred gain (loss)	150	(13)
Postretirement and postemployment benefits:
Net experience gain (loss)	2	(1)
Prior service credit (cost)	(27)	(26)
Available-for-sale securities unrealized net gain (loss)	(4)	—
Total accumulated other comprehensive income (loss)	$(1,708)	$(1,721)
NOTE 8
LEASES AND OTHER COMMITMENTS

The Company recorded operating lease costs of $136 million, $139 million and $135 million for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Year ended December 31, 2022	Year ended January 1, 2022	Year ended January 2, 2021
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$138	$141
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$86	$60	$144
Modified leases	$27	$53	$84

Weighted-average remaining lease term - operating leases	7 years	8 years
Weighted-average discount rate - operating leases	2.9%	2.7%

At December 31, 2022 future maturities of operating leases were as follows:

(millions)	Operating leases
2023	$134
2024	113
2025	102
2026	78
2027	61
2028 and beyond	182
Total minimum payments	$670
Less interest	(63)
Present value of lease liabilities	$607

Operating lease payments presented in the table above exclude $81 million of minimum lease payments for real-estate leases signed but not yet commenced as of December 31, 2022. The leases are expected to commence in 2023.

At December 31, 2022, future minimum annual lease commitments under non-cancelable finance leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 31, 2022, the Company had not recorded any liability related to these indemnifications.
NOTE 9
DEBT
The following table presents the components of notes payable at year end December 31, 2022 and January 1, 2022:

(millions)	2022		2021
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$330	4.46%	$—	—%
Bank borrowings	137		137
Total	$467		$137
The following table presents the components of subordinated long-term debt at year end December 31, 2022 and January 1, 2022:

(millions)	2022	2021
4.50% $650 million U.S. Dollar Notes due 2046	$639	$638
7.45% $625 million U.S. Dollar Debentures due 2031	622	622
2.10% $500 million U.S. Dollar Notes due 2030	497	496
0.50% €300 million Euro Notes due 2029	317	338
4.30% $600 million U.S. Dollar Notes due 2028	539	592
3.40% $600 million U.S. Dollar Notes due 2027	597	596
3.25% $750 million U.S. Dollar Notes due 2026	745	744
1.25% €600 million Euro Notes due 2025	648	693
1.00% €600 million Euro Notes due 2024	617	695
2.65% $600 million U.S. Dollar Notes due 2023	547	545
2.75% $400 million U.S. Dollar Notes due 2023	210	207
0.80% €600 million Euro Notes due 2022	—	682
Other	119	126
	6,097	6,974
Less current maturities	(780)	(712)
Balance at year end	$5,317	$6,262

In November 2022, the Company repaid the €600 million, five-year 0.80% Euro Notes due 2022, upon maturity.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends by the Company. The Company was in compliance with all these covenants as of December 31, 2022.

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There were no commercial paper notes outstanding under this program as of December 31, 2022 and January 1, 2022.

At December 31, 2022, the Company had $3.1 billion of short-term lines of credit and letters of credit, of which $3.0 billion were unused and available for borrowing primarily on an unsecured basis. These lines were comprised principally of the December 2021 unsecured $1.5 billion Five-Year Credit Agreement, which expires in December 2026, and an unsecured $1.0 billion 364-Day Credit Agreement.
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

In December 2022, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, and terminated the $1.0 billion 364-day facility that was originally set to expire in December 2022.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 31, 2022, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at December 31, 2022 and January 1, 2022.

Scheduled principal repayments on long-term debt are (in millions): 2023–$783; 2024–$655; 2025–$654; 2026–$764; 2027–$614; 2028 and beyond–$2,733.

Financial institutions have issued standby letters of credit conditionally guaranteeing obligations on behalf of the Company totaling $116 million, including $74 million secured and $42 million unsecured, as of December 31, 2022. These obligations are related primarily to insurance programs. There were no amounts drawn down on the letters of credit as of December 31, 2022.

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
NOTE 10
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

The 2022 Long-Term Incentive Plan (2022 Plan), approved by shareholders in April 2022, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. Through February 2022, the 2017 Long-Term Incentive Plan (2017) had a remaining 12.2 million remaining authorized by unissued shares which was replaced by the 2022 Plan. The 2022 Plan authorizes the issuance of a total of 12.4 million shares. At December 31, 2022, there were 12.2 million remaining authorized, but unissued, shares under the 2022 Plan

In April 2020, the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan was approved by shareholders, effective July 1, 2020. The plan is a tax-qualified employee stock purchase plan made available to substantially all U.S. employees, which allows participants to acquire Kellogg stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become shareholders.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2022	2021	2020
Pre-tax compensation expense	$102	$75	$81
Related income tax benefit	$27	$20	$21
As of December 31, 2022, total stock-based compensation cost related to non-vested awards not yet recognized was $134 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax windfall (shortfall) realized upon exercise or vesting of stock-based awards generally represent the difference between the grant date fair value of an award and the taxable compensation of an award.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2022	2021	2020
Total cash received from option exercises and similar instruments	$277	$63	$112
Tax windfall (shortfall) classified as cash flow from operating activities	$3	$(3)	$2
Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 7 for information on shares issued during the periods presented to employees and directors under various long-term incentive plans and share repurchases under the Company’s stock repurchase authorizations. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.
Performance Shares and Restricted Stock Units
During the periods presented, stock-based awards consisted principally of performance shares and restricted stock units granted under the 2022 and 2017 Plans.
In the first quarter of 2022, the Company granted performance share units to eligible employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2022 target performance share unit currently corresponds to approximately 747,000 shares, with a grant-date fair value of $66 per share.
In 2021, the Company granted performance share units to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2021 target performance share unit currently corresponds to approximately 365,000 shares, with a grant-date fair value of $58 per share.
In 2020, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2020 target performance share unit grant currently corresponds to approximately 294,000 shares, with a grant-date fair value of $66 per share.
Based on the market price of the Company’s common stock at year-end 2022, the maximum future value that could be awarded on the vesting date was (in millions): 2022 award–$106; 2021 award– $52; and 2020 award–$42. The 2019 performance share award, payable in stock, was settled at 112% of target in February 2022 for a total dollar equivalent of $15 million.

The Company also grants restricted stock units to eligible employees, typically with three-year cliff vesting earning dividend equivalent units for awards granted beginning in 2019. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock unit activity for the year ended December 31, 2022, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,786	$60
Granted	709	67
Vested	(619)	57
Forfeited	(215)	62
Non-vested, end of year	1,661	$64
Additionally, restricted stock unit activity for 2021 and 2020 is presented in the following table:

Employee restricted stock units	2021	2020
Shares (in thousands):
Non-vested, beginning of year	1,736	1,901
Granted	727	596
Vested	(489)	(504)
Forfeited	(188)	(257)
Non-vested, end of year	1,786	1,736
Weighted-average exercise price:
Non-vested, beginning of year	$61	$61
Granted	58	65
Vested	63	65
Forfeited	60	58
Non-vested, end of year	$60	$61
The total fair value of restricted stock units vesting in the periods presented was (in millions): 2022–$41; 2021–$29; 2020–$34.
Stock options
During 2020 and 2021, non-qualified stock options were granted to eligible employees under the 2017 Plans with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period. During 2022, the Company did not grant non-qualified stock options to eligible employees. The non-qualified stock option grant was replaced with performance shares for the population of Long-Term Incentive grantees.
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

Stock option valuation model assumptions for grants within the year ended:	2021	2020
Weighted-average expected volatility	20.00%	18.00%
Weighted-average expected term (years)	6.7	6.7
Weighted-average risk-free interest rate	0.96%	1.35%
Dividend yield	3.90%	3.40%
Weighted-average fair value of options granted	$6.39	$7.34

A summary of option activity for the year ended December 31, 2022 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	15	$64
Granted	—	—
Exercised	(4)	61
Forfeitures and expirations	(1)	63
Outstanding, end of year	10	$65	5.3	$26
Exercisable, end of year	8	$67	4.7	$16
Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2021	2020
Outstanding, beginning of year	14	14
Granted	3	3
Exercised	(1)	(2)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	15	14
Exercisable, end of year	10	10
Weighted-average exercise price:
Outstanding, beginning of year	$65	$65
Granted	58	65
Exercised	56	59
Forfeitures and expirations	66	68
Outstanding, end of year	$64	$65
Exercisable, end of year	$66	$66
The total intrinsic value of options exercised during the periods presented was (in millions): 2022–$44; 2021–$6; 2020–$17.

NOTE 11
PENSION BENEFITS
The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. See Note 13 for more information regarding the Company’s participation in multiemployer plans. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company uses a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2022	2021
Change in projected benefit obligation
Beginning of year	$5,236	$5,675
Service cost	34	36
Interest cost	127	98
Plan participants’ contributions	—	1
Amendments	3	18
Actuarial (gain)loss	(1,297)	(130)
Benefits paid	(482)	(423)
Curtailment and special termination benefits	—	(1)
Other	(1)	—
Foreign currency adjustments	(149)	(38)
End of year	$3,471	$5,236
Change in plan assets
Fair value beginning of year	$4,959	$5,211
Actual return on plan assets	(1,253)	184
Employer contributions	3	4
Plan participants’ contributions	1	1
Benefits paid	(454)	(397)
Foreign currency adjustments	(189)	(44)
Fair value end of year	$3,067	$4,959
Funded status	$(404)	$(277)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$320	$448
Other current liabilities	(15)	(19)
Pension liability	(709)	(706)
Net amount recognized	$(404)	$(277)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$57	$61
Net amount recognized	$57	$61
The accumulated benefit obligation for all defined benefit pension plans was $3.4 billion at December 31, 2022 and $5.2 billion at January 1, 2022.

Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2022	2021
Projected benefit obligation	$2,478	$3,623
Accumulated benefit obligation	$2,469	$3,610
Fair value of plan assets	$1,756	$2,906
Information for pension plans with projected benefit obligations in excess of plan assets were:

(millions)	2022	2021
Projected benefit obligation	$2,545	$3,707
Accumulated benefit obligation	$2,517	$3,669
Fair value of plan assets	$1,821	$2,984

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

(millions)	2022	2021	2020
Service cost	$34	$36	$37
Interest cost	127	98	130
Expected return on plan assets	(258)	(301)	(340)
Amortization of unrecognized prior service cost	9	8	7
Other expense (income)	(1)	—	8
Recognized net (gain) loss	210	(12)	184
Net periodic benefit cost	121	(171)	26
Curtailment and special termination benefits	—	(1)	(15)
Pension (income) expense:
Defined benefit plans	121	(172)	11
Defined contribution plans	5	7	20
Total	$126	$(165)	$31
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2022 – $41 million; 2021 – $41 million; 2020 – $42 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2022	2021	2020
Discount rate	5.3%	2.6%	2.2%
Long-term rate of compensation increase	3.5%	3.5%	3.4%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2022	2021	2020
Discount rate	3.3%	2.3%	2.8%
Discount rate - interest	3.0%	1.8%	2.4%
Long-term rate of compensation increase	3.5%	3.4%	3.4%
Long-term rate of return on plan assets	6.0%	6.0%	6.8%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 69% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 0.78% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2022 of 6.25% for the U.S. plans equated to approximately the 65th percentile expectation. Refer to Note 1.

In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2022 fiscal year-end, the Company used the 2019 SOA tables with collar adjustments based on Kellogg’s current population, consistent with the prior year. In addition, based on mortality information available from the Social Security Administration and other sources, the Company developed assumptions for future mortality improvement in line with our expectations for future experience. There were no changes to the year-end pension and postretirement benefit obligations due to mortality assumption changes.

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
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2022, the Company recognized a net actuarial loss of approximately $210 million driven by lower than expected asset returns and a loss of plan experience, partially offset by assumption changes, including increases in the discount rate.
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
Equity options: Value is based on exit prices quoted in active or non-active markets.
Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Buy-in annuity contract:  Valued based on the estimated cost to enter an equivalent contract at the balance sheet date.

Secure income fund: Valued at exit prices quoted in non-active markets or based on observable inputs.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 31, 2022, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 31, 2022 and January 1, 2022 within the fair value hierarchy are as follows:

(millions)	Fair Value Hierarchy Level	2022	2021
Cash and cash equivalents (a)	1, 2	$11	$31
Corporate stock, common	1	199	318
Mutual funds:
Debt	2	—	51
Collective trusts:
Debt	2	302	599
Bonds, corporate	2	287	396
Bonds, government	2	111	597
Bonds, other	2	66	87
Buy-in annuity contract	3	173	269
Other (b)	2, 3	90	104
Sub-total		$1,239	$2,452
Investments measured at net asset value (NAV) practical expedient (c)		1,828	$2,507
Total plan assets		$3,067	$4,959
(a) Cash and cash equivalents includes Level 1 assets of $16 million and $36 million for 2022 and 2021, respectively, and Level 2 assets of ($5) million and ($5) million for 2022 and 2021, respectively.
(b) Other includes Level 2 assets of $64 million and $104 million for 2022 and 2021, respectively, and Level 3 assets of $26 million and $0 million for 2022 and 2021, respectively.
(c) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

There were no unfunded commitments to purchase investments at December 31, 2022 or January 1, 2022.
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
The current weighted-average target asset allocation reflected by this strategy is: equity securities–30%; debt securities–38%; real estate and other–32%. Investment in Company common stock represented 2.1% and 1.2% of consolidated plan assets at December 31, 2022 and January 1, 2022, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $5 million to its defined benefit pension plans during 2023.
Level 3 gains and losses
Changes in fair value of the Plan's Level 3 assets are summarized as follows:

(millions)	Annuity Contract	Other
January 2, 2021	$280	$—
Realized and unrealized loss	(9)	—
Currency translation	(2)	—
January 1, 2022	$269	$—
Additions	—	27
Realized and unrealized loss	(75)	(1)
Currency translation	(21)	—
December 31, 2022	$173	$26
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2023–$269; 2024–$280; 2025–$282; 2026–$283; 2027–$284; 2028 to 2032–$1,431.

NOTE 12
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
Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2022	2021
Change in accumulated benefit obligation
Beginning of year	$1,065	$1,157
Service cost	11	13
Interest cost	24	20
Actuarial (gain) loss	(231)	(68)
Benefits paid	(54)	(57)
Foreign currency adjustments	(2)	—
End of year	$813	$1,065
Change in plan assets
Fair value beginning of year	$1,608	$1,491
Actual return on plan assets	(325)	175
Employer contributions	20	16
Benefits paid	(77)	(74)
Fair value end of year	$1,226	$1,608
Funded status	$413	$543
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$437	$577
Other current liabilities	(2)	(2)
Other liabilities	(22)	(32)
Net amount recognized	$413	$543
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(32)	(41)
Net amount recognized	$(32)	$(41)

Information for postretirement benefit plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2022	2021
Accumulated benefit obligation	$24	$34
Fair value of plan assets	$—	$—

Expense
The components of nonpension postretirement expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE. Components of postretirement benefit expense (income) were:

(millions)	2022	2021	2020
Service cost	$11	$13	$13
Interest cost	24	20	31
Expected return on plan assets	(111)	(92)	(94)
Amortization of unrecognized prior service credit	(9)	(9)	(9)
Recognized net (gain) loss	204	(152)	(29)
Net periodic benefit expense (income)	119	(220)	(88)
Postretirement benefit expense (income):
Defined benefit plans	119	(220)	(88)
Defined contribution plans	13	13	13
Total	$132	$(207)	$(75)
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2022	2021	2020
Discount rate	5.5%	2.9%	2.5%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2022	2021	2020
Discount rate	2.9%	2.5%	3.3%
Discount rate - interest	2.4%	1.8%	2.8%
Long-term rate of return on plan assets	7.0%	6.3%	7.0%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 11.
The assumed U.S. health care cost trend rate is 6.00% for 2023, remaining at this rate until 2025, then decreasing 0.5% annually to 4.5% by the year 2028 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends.
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2022, the Company recognized a net actuarial loss of approximately $204 million driven by lower than expected asset returns, partially offset by the impact of higher discount rates.
Plan assets
The fair value of Plan assets as of December 31, 2022 and January 1, 2022 are summarized within fair value hierarchy described in Note 11, are as follows:

(millions)	Fair Value Hierarchy Level	2022	2021
Cash and cash equivalents (a)	1, 2	$—	$3
Corporate stock, common	1	172	263
Mutual funds:
Equity	2	36	39
Debt	2	—	94
Bonds, corporate	2	166	247
Bonds, government	2	68	99
Bonds, other	2	10	13
Sub-total		$452	$758
Investments measured at net asset value (NAV) practical expedient (b)		774	$850
Total plan assets		$1,226	$1,608
(a) Cash and cash equivalents includes Level 1 assets of $0 million and $1 million for 2022 and 2021, respectively, and Level 2 assets of $0 million and $2 million for 2022 and 2021, respectively.
(b) Certain Assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 11. The current target asset allocation is 60% equity securities, 33% debt securities, and 7% real estate. The Company currently expects to contribute approximately $21 million to its VEBA trusts during 2023.
There were no Level 3 assets during 2022 and 2021.
Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 11.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2022	2021
Change in accumulated benefit obligation
Beginning of year	$48	$48
Service cost	3	3
Interest cost	1	1
Actuarial (gain)loss	(9)	1
Benefits paid	(6)	(5)
End of year	$37	$48
Funded status	$(37)	$(48)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(7)	$(5)
Other liabilities	(30)	(43)
Net amount recognized	$(37)	$(48)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$2	$1
Net experience gain	(18)	(14)
Net amount recognized	$(16)	$(13)
The components of postemployment benefit expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE.

(millions)	2022	2021	2020
Service cost	$3	$3	$2
Interest cost	1	1	1
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	(2)	(2)	(3)
Net periodic benefit cost	$3	$3	$1
Settlement cost	(2)	(1)	(1)
Postemployment benefit expense	$1	$2	$—
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2023	$64	$7
2024	64	6
2025	64	5
2026	64	5
2027	64	5
2028-2032	314	19

NOTE 13
MULTIEMPLOYER PENSION AND POSTRETIREMENT PLANS
The Company contributes to multiemployer defined contribution pension and postretirement benefit plans under the terms of collective-bargaining agreements that cover certain unionized employee groups in the United States. Contributions to these plans are included in total pension and postretirement benefit expense as reported in Note 11 and Note 12, respectively.

Pension benefits
The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. Total contributions to multiemployer pension benefit plans were as follows (millions): 2022 - $5; 2021 - $7; 2020 - $7.

As discussed in Note 5, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. During 2019, the Company withdrew from two multi-employer pension plans. Additionally, the Company previously exited several multiemployer plans as part of past restructuring activities. The related liabilities recognized are our best estimate of the ultimate cost of withdrawing from these plans. At this time we have not yet reached agreement on the ultimate amount of these withdrawal liabilities.  As a result, the actual cost could differ from our estimate based on final funding assessments. The net present value of the liabilities were determined using a risk free interest rate. The Company recognized expense related to the withdrawals as follows (millions): 2022 - $0; 2021 - $0; 2020 - $(5). The charges were recorded within Cost of goods sold on the Consolidated Statement of Income. The cash obligation associated with the 2019 withdrawal activity is approximately $8 million annually and is payable over a maximum 20-year period. Withdrawal liability payments made to multiemployer plans were as follows (millions): 2022 - $10; 2021 - $10; 2020 - $21. The Company had withdrawal liabilities of $117 million and $123 million at December 31, 2022 and January 1, 2022, respectively, included within Other current liabilities and Other liabilities on the Consolidated Balance Sheet.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2022 – $13; 2021 – $13; 2020 – $13.

NOTE 14
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2022	2021	2020
Income before income taxes
United States	$623	$1,158	$1,018
Foreign	574	808	583
	1,197	1,966	1,601
Income taxes
Currently payable
Federal	151	188	129
State	31	44	26
Foreign	108	117	100
	290	349	255
Deferred
Federal	(37)	40	56
State	(8)	4	9
Foreign	(1)	81	3
	(46)	125	68
Total income taxes	$244	$474	$323
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	(2.6)	(1.6)	(2.4)
State income taxes, net of federal benefit	1.4	1.9	1.8
Cost (benefit) of remitted and unremitted foreign earnings	1.5	0.6	1.0
Net change in valuation allowance	3.4	2.7	1.4
Statutory rate changes, deferred tax impact	0.2	0.7	0.2
U.S. deemed repatriation tax	—	—	(2.0)
Foreign derived intangible income	(1.8)	(0.8)	(0.4)
Other	(2.7)	(0.4)	(0.4)
Effective income tax rate	20.4%	24.1%	20.2%
As presented in the preceding table, the Company’s 2022 consolidated effective tax rate was 20.4%, as compared to 24.1% in 2021 and 20.2% in 2020.

The lower effective tax rate for the year ended December 31, 2022 as compared to prior year was mainly due to mark-to-market loss items and the resulting impact on mix of earnings.

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

As of December 31, 2022, approximately $800 million of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $43 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2022 and 2021 were $363 million and $363 million, respectively, with related valuation allowances at year-end 2022 and 2021 of $263 million and $248 million, respectively. Of the total carryforwards at year-end 2022, $21 million expire in 5 years or less, $79 million expire in 2027 and later, and $263 million do not expire.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2022 and 2021:

	Deferred tax assets		Deferred tax liabilities
(millions)	2022	2021	2022	2021
U.S. state income taxes	$—	$—	$27	$11
Advertising and promotion-related	15	14	—	—
Wages and payroll taxes	19	27	—	—
Inventory valuation	19	16	—	—
Employee benefits	64	19	—	—
Operating loss, credit and other carryforwards	363	363	—	—
Hedging transactions	—	13	37	—
Depreciation and asset disposals	—	—	286	264
Operating lease right-of-use assets	—	—	138	146
Operating lease liabilities	139	144	—	—
Trademarks and other intangibles	—	—	549	540
Deferred compensation	27	19	—	—
Stock options	28	33	—	—
Other	56	54	—	—
	730	702	1,037	961
Less valuation allowance	(263)	(248)	—	—
Total deferred taxes	$467	$454	$1,037	$961
Net deferred tax asset (liability)	$(570)	$(507)
Classified in balance sheet as:
Other assets	$190	$215
Other liabilities	(760)	(722)
Net deferred tax asset (liability)	$(570)	$(507)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2022	2021	2020
Balance at beginning of year	$248	$192	$146
Additions charged to income tax expense (a)	44	59	62
Reductions credited to income tax expense	(3)	(6)	(24)
Acquisition of noncontrolling interest	—	13	—
Currency translation adjustments	(26)	(10)	8
Balance at end of year	$263	$248	$192
(a) During 2021, the Company increased the valuation allowance $20 million to fully reserve for net deferred tax assets of a foreign subsidiary. During 2020, the Company increased the valuation allowance by $41 million related to the revaluation of its investment in a foreign subsidiary.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2022 provision for U.S. federal income taxes represents approximately 50% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2020. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.

As of December 31, 2022, the Company has classified $18 million of unrecognized tax benefits as a current tax liability. Managements estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions during the next twelve months related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2022, January 1, 2022 and January 2, 2021. For the 2022 year, approximately $30 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2022	2021	2020
Balance at beginning of year	$50	$65	$90
Tax positions related to current year:
Additions	6	5	5
Tax positions related to prior years:
Additions	1	5	8
Reductions (a)	(18)	(13)	(35)
Settlements	(1)	(9)	(2)
Lapses in statutes of limitation	(2)	(3)	(1)
Balance at end of year	$36	$50	$65
(a) During the third quarter of 2020, the Company released $32 million of tax reserves as a result of finalization of an IRS tax examination.
During the year ended December 31, 2022, the Company recognized $1 million of tax related interest, increasing the balance to $8 million at year-end. During the year ended January 1, 2022, the Company paid tax-related interest totaling $2 million and recognized $(4) million of tax related interest, increasing the balance to $7 million at year-end. During the year ended January 2, 2021, the Company paid tax-related interest totaling $1 million and recognized $3 million of tax-related interest, increasing the balance to $13 million at year-end.
NOTE 15
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
Total notional amounts of the Company’s derivative instruments as of December 31, 2022 and January 1, 2022 were as follows:

(millions)	2022	2021
Foreign currency exchange contracts	$2,502	$2,828
Cross-currency contracts	1,983	1,343
Interest rate contracts	2,657	2,816
Commodity contracts	230	360
Total	$7,372	$7,347
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 31, 2022 and January 1, 2022, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 31, 2022 or January 1, 2022.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2022 and January 1, 2022:

Derivatives designated as hedging instruments

	2022			2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross currency contracts:
Other current assets	$—	$88	$88	$—	$32	$32
Other Assets	—	36	36	—	15	15
Interest rate contracts (a):
Other current assets	—	45	45	—	10	10
Other assets	—	25	25	—	8	8
Total assets	$—	$194	$194	$—	$65	$65
Liabilities:
Cross currency contracts:
Other current liabilities	$—	$—	$—	$—	$(2)	$(2)
Other liabilities	—	—	—	—	(7)	(7)
Interest rate contracts (a):
Other current liabilities	—	—	—	—	(1)	(1)
Other liabilities	—	(86)	(86)	—	(4)	(4)
Total liabilities	$—	$(86)	$(86)	$—	$(14)	$(14)
(a)The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $1.1 billion and $1.2 billion as of December 31, 2022 and January 1, 2022, respectively.
Derivatives not designated as hedging instruments

	2022			2021
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$74	$74	$—	$18	$18
Other assets	—	14	14	—	5	5
Interest rate contracts:
Other current assets	—	4	4	—	4	4
Other assets	—	14	14	—	—	—
Commodity contracts:
Other current assets	4	—	4	5	—	5
Total assets	$4	$106	$110	$5	$27	$32
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(50)	$(50)	$—	$(20)	$(20)
Other liabilities	—	(9)	(9)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(7)	(7)	—	(6)	(6)
Other liabilities	—	(18)	(18)	—	(7)	(7)
Commodity contracts:
Other current liabilities	(2)	—	(2)	(6)	—	(6)
Total liabilities	$(2)	$(84)	$(86)	$(6)	$(39)	$(45)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $1.6 billion and $2.4 billion as of December 31, 2022 and January 1, 2022, respectively.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of December 31, 2022 and January 1, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Interest rate contracts	Current maturities of long-term debt	$483	$—	$(3)	$—
Interest rate contracts	Long-term debt	$2,250	$2,903	$(74)	$12
(a)The fair value adjustment related to current maturities of long-term debt includes $(3) million from discontinued hedging relationships as of December 31, 2022. The hedged long-term debt includes $13 million of hedging adjustment on discontinued hedging relationships as of December 31, 2022 and January 1, 2022, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 31, 2022 and January 1, 2022 would be adjusted as detailed in the following table:

As of December 31, 2022
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$304	$(153)	$(33)	$118
Total liability derivatives	$(172)	$153	$19	$—

As of January 1, 2022
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$97	$(47)	$8	$58
Total liability derivatives	$(59)	$47	$12	$—

During the year ended December 31, 2022, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $165 million. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued. During the third quarter of 2022, the Company recognized an $18 million gain related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

Additionally, during the year ended December 31, 2022, the Company settled certain cross currency swaps resulting in a net gain of $37 million. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI			Gain (loss) excluded from assessment of hedge effectiveness			Location of gain (loss) in income of excluded component
	2022	2021	2020	2022	2021	2020
Foreign currency denominated long-term debt	$164	$175	$(236)	$—	$—	$—
Cross-currency contracts	123	61	(93)	39	26	34	Interest expense
Total	$287	$236	$(329)	$39	$26	$34

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2022	2021	2020
Foreign currency exchange contracts	COGS	$37	$(21)	$11
Foreign currency exchange contracts	SGA expense	4	13	(1)
Foreign currency exchange contracts	OIE	(4)	(3)	(6)
Interest rate contracts	Interest expense	4	1	2
Commodity contracts	COGS	23	107	6
Total		$64	$97	$12

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	December 31, 2022	January 1, 2022	January 2, 2021
(millions)	Interest expense	Interest expense	Interest expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$218	$223	$281
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	89	14	(7)
Derivatives designated as hedging instruments	(85)	(12)	7

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	2	(22)	(14)

During the next 12 months, the Company expects $18 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 31, 2022 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 31, 2022 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 31, 2022 triggered by credit-risk-related contingent features.
Other fair value measurements
Available for sale securities

The following is a summary of the carrying and market values of the Company's available for sale securities:

	2022			2021
(millions)	Cost	Unrealized Gain (Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Corporate Bonds	$52	$(5)	$47	$52	$—	$52
During the year ended December 31, 2022, the Company sold approximately $19 million of investments in level 2 corporate bonds. The resulting loss was approximately $1 million and recorded in Other income and (expense). Also during the year ended December 31, 2022, the Company purchased approximately $17 million in level 2 corporate bonds. During the year ended January 1, 2022, the Company sold approximately $72 million of investments in level 2 corporate bonds. The resulting gain was approximately $2 million and recorded in Other income and (expense). Also during the year ended January 1, 2022, the Company purchased approximately $61 million in level 2 corporate bonds.

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
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. During 2021, we recorded a $20 million mark-to-market gain on these investments. Equity investments were approximately $40 million as of December 31, 2022 and January 1, 2022, respectively. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.1 billion and $5.3 billion, respectively, as of December 31, 2022. The fair value and carrying value of the Company's long-term debt was $6.9 billion and $6.3 billion, respectively, as of January 1, 2022.
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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company of approximately $89 million, net of collateral already received from those counterparties as of December 31, 2022.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of December 31, 2022, the Company posted $14 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at December 31, 2022.
Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.
NOTE 16
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 31, 2022. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements. The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance.

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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

(millions)	2022	2021	2020
Net sales
North America	$8,958	$8,174	$8,361
Europe	2,310	2,397	2,232
Latin America	1,123	997	914
AMEA	2,933	2,613	2,263
Total Reportable Segments	15,324	14,181	13,770
Corporate	(9)	—	—
Consolidated	$15,315	$14,181	$13,770
Operating profit
North America	$1,356	$1,329	$1,473
Europe	329	350	301
Latin America	124	109	97
AMEA	253	246	202
Total Reportable Segments	2,062	2,034	2,073
Corporate	(427)	(282)	(312)
Consolidated	$1,635	$1,752	$1,761
Depreciation and amortization
North America	$260	$262	$282
Europe	81	92	84
Latin America	34	25	30
AMEA	94	84	79
Total Reportable Segments	469	463	475
Corporate	9	4	4
Consolidated	$478	$467	$479

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company’s internationally-based reportable segments as shown below.

(millions)	2022	2021	2020
Interest expense
North America	$1	$—	$—
Europe	20	4	4
Latin America	2	1	6
AMEA	22	17	8
Corporate	173	201	263
Consolidated	$218	$223	$281
Income taxes
Europe	$38	$48	$29
Latin America	24	52	20
AMEA	42	40	33
Corporate & North America	140	334	241
Consolidated	$244	$474	$323

Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by operating segment. The CODM does review additions to property based on operating segment.

(millions)	2022	2021	2020
Additions to property
North America	$252	$324	$270
Europe	107	102	120
Latin America	48	42	31
AMEA	69	73	77
Corporate	12	12	7
Consolidated	$488	$553	$505
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales during 2022, and 19%% of consolidated net sales during 2021 and 2020, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets (property and right-of-use lease assets):

(millions)	2022	2021	2020
Net sales
United States	$8,397	$7,646	$7,821
All other countries	6,918	6,535	5,949
Consolidated	$15,315	$14,181	$13,770
Long-lived assets
United States	$2,477	$2,447	$2,436
All other countries	1,929	2,020	1,935
Consolidated	$4,406	$4,467	$4,371
Supplemental product information is provided below for net sales to external customers:

(millions)	2022	2021	2020
Snacks	$7,563	$6,807	$6,281
Cereal	5,280	5,123	5,433
Frozen	1,097	1,106	1,139
Noodles and other	1,375	1,145	917
Consolidated	$15,315	$14,181	$13,770

NOTE 18
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2022	2021	2020
Research and development expense	$127	$134	$135
Advertising expense	$756	$790	$781

Consolidated Balance Sheet (millions)	2022	2021
Trade receivables	$1,449	$1,240
Allowance for expected credit losses	(13)	(15)
Refundable income taxes	82	62
Other receivables	218	202
Accounts receivable, net	$1,736	$1,489
Raw materials, spare parts, and supplies	$426	$383
Finished goods and materials in process	1,342	1,015
Inventories	$1,768	$1,398
Land	$108	$123
Buildings	2,274	2,238
Machinery and equipment	6,339	6,277
Capitalized software	500	594
Construction in progress	660	623
Accumulated depreciation	(6,092)	(6,028)
Property, net	$3,789	$3,827
Other intangibles	$2,458	$2,552
Accumulated amortization	(162)	(143)
Other intangibles, net	$2,296	$2,409
Pension	$320	$448
Deferred income taxes	190	215
Nonpension post retirement benefits	437	577
Other	543	473
Other assets	$1,490	$1,713
Accrued income taxes	$49	$49
Customer deposits	150	138
Other	673	576
Other current liabilities	$872	$763
Income taxes payable	$37	$40
Nonpension postretirement benefits	22	32
Other	441	384
Other liabilities	$500	$456

Allowance for expected credit losses (millions)	2022	2021	2020
Balance at beginning of year	$15	$19	$10
Additions (reductions) charged to expense	4	(1)	13
Expected credit losses charged to reserve	(6)	(3)	(4)
Balance at end of year	$13	$15	$19

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
President and Chief Executive Officer

/s/ Amit Banati
Amit Banati
Vice Chairman and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Kellogg Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Asset Quantitative Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $2.0 billion as of December 31, 2022, of which $184 million related to one brand in the North America operating segment that primarily relates to snack category products. Management assesses indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the intangible assets. Annually during the fourth quarter, management may perform qualitative or quantitative testing for impairment. Management’s impairment testing performed through the fourth quarter of 2022 consisted of qualitative testing for all significant indefinite-lived intangible assets, except for one brand in the North America operating segment that primarily relates to snack category products, for which quantitative testing was performed. In performing the quantitative test of this brand, fair value was determined by management using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset quantitative impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible asset related to one brand in the North America operating segment. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the relief from royalty valuation method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty valuation method; and (iv) evaluating the reasonableness of significant assumptions used by management related to the estimates of future sales, royalty rate, and discount rate. Evaluating management’s assumption related to estimates of future sales involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief from royalty valuation method and (ii) the reasonableness of the royalty rate and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 21, 2023

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

As of December 31, 2022, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2022 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 28, 2023 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2022 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Potential Post-Employment Payments,” and "CEO Pay Ratio" of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
(millions, except per share data)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of December 31, 2022 (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights as of December 31, 2022 ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) as of December 31, 2022 (c)(1)
Equity compensation plans approved by security holders	13.2	65	13.4	(2)
Equity compensation plans not approved by security holders (3)	0	NA	0.2
Total	13.2	65	13.6
(1)The total number of shares remaining available for issuance under the 2022 Long-Term Incentive Plan.
(2)The total number of shares available remaining for issuance as of December 31, 2022 for each Equity Compensation Plan approved by shareowners are as follows:
–The 2022 Long-Term Incentive Plan - 12.2 million;
–The Amended and Restated 2002 Employee Stock Purchase Plan (effective January 1, 2021) - 1.2 million.
(3) Includes the Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a similar plan, which is available to employees in the Republic of Ireland; and the Deferred Compensation Plan for Non-Employee Directors, which was adopted in 1986 and amended in 1993 and 2002.

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 34,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2022, with approximately an additional 34,000 shares being provided as matched shares.

The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 58,000 had been issued as of December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to the information under the captions “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Refer to the information under the captions “Proposal 4 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 4 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 21, 2023, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021.
Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, January 1, 2022 and January 2, 2021.
Consolidated Balance Sheet at December 31, 2022 and January 1, 2022.
Consolidated Statement of Equity for the years ended December 31, 2022, January 1, 2022 and January 2, 2021.
Consolidated Statement of Cash Flows for the years ended December 31, 2022, January 1, 2022 and January 2, 2021.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 22, 2022, Commission file number 1-4171.	IBRF
4.01	Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.02	Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.	IBRF
4.04	Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.	IBRF
4.05	Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.06	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.	IBRF
4.07	Officers’ Certificate of Kellogg Company (with form of 1.000% Senior Notes due 2024), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 19, 2016, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of 2.650% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 15, 2016, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.	IBRF
4.10	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.	IBRF
4.11	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.	IBRF
4.12	Description of Equity Securities	E
4.13	Description of Debt Securities	E
4.14	Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.01	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.03	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.04
Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of July 1, 2020, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-239564.*
IBRF
10.05	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.08	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.09	Five-Year Credit Agreement dated as of December 21, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BOFA Securities, INC., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication agents and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 23, 2021, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.11	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.14	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.15	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.16	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.18	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.19	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.20	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.22	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.23	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.24	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.25	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.27	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.28	2021-2023 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.29	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.30	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.31	364-Day Credit Agreement dated as of December 20, 2022 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated December 22, 2022, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.32	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2018, Commission File number 1-4171.*	IBRF
10.33	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.34	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF
10.35	2019-2021 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.36	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.37	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.38	Agreement with Fareed Khan, dated May 2, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, Commission file number 1-4171.*	IBRF
10.39	2020-2022 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.40	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.41	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.42	2022-2024 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*	IBRF
10.43	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*	IBRF
10.44	Kellogg Company 2022 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-264719.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Amit Banati.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2023.

KELLOGG COMPANY

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2023

/s/ Amit Banati Amit Banati	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 21, 2023

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 21, 2023

* Stephanie A. Burns	Director	February 21, 2023

* Carter A. Cast	Director	February 21, 2023

* Roderick D. Gillum	Director	February 21, 2023

* Zachary Gund	Director	February 21, 2023

* Donald R. Knauss	Director	February 21, 2023

* Mary A. Laschinger	Director	February 21, 2023

* Erica L. Mann	Director	February 21, 2023

* La June Montgomery Tabron	Director	February 21, 2023

* J. Michael Schlotman	Director	February 21, 2023

* Carolyn M. Tastad	Director	February 21, 2023

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 21, 2023