Form 10-Q
period 2023-04-01
KELLOGG CO
filed 2023-05-04
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 01, 2023
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
Yes  ☐    No  ☒
Common Stock outstanding as of April 1, 2023 — 342,758,421 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 1, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$347	$299
Accounts receivable, net	1,820	1,736
Inventories	1,801	1,768
Other current assets	356	383
Total current assets	4,324	4,186
Property, net	3,786	3,789
Operating lease right-of-use assets	611	617
Goodwill	5,690	5,686
Other intangibles, net	2,297	2,296
Investments in unconsolidated entities	434	432
Other assets	1,488	1,490
Total assets	$18,630	$18,496
Current liabilities
Current maturities of long-term debt	$567	$780
Notes payable	471	467
Accounts payable	2,900	2,973
Current operating lease liabilities	113	121
Accrued advertising and promotion	813	766
Accrued salaries and wages	214	370
Other current liabilities	923	872
Total current liabilities	6,001	6,349
Long-term debt	5,759	5,317
Operating lease liabilities	477	486
Deferred income taxes	728	760
Pension liability	711	709
Other liabilities	475	500
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,033	1,068
Retained earnings	9,293	9,197
Treasury stock, at cost	(4,666)	(4,721)
Accumulated other comprehensive income (loss)	(1,713)	(1,708)
Total Kellogg Company equity	4,052	3,941
Noncontrolling interests	427	434
Total equity	4,479	4,375
Total liabilities and equity	$18,630	$18,496
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(unaudited)	April 1, 2023	April 2, 2022
Net sales	$4,053	$3,672
Cost of goods sold	2,843	2,513
Selling, general and administrative expense	770	642
Operating profit	440	517
Interest expense	80	56
Other income (expense), net	26	74
Income before income taxes	386	535
Income taxes	86	112
Earnings (loss) from unconsolidated entities	2	1
Net income	302	424
Net income (loss) attributable to noncontrolling interests	4	2
Net income attributable to Kellogg Company	$298	$422
Per share amounts:
Basic earnings	$0.87	$1.24
Diluted earnings	$0.86	$1.23
Average shares outstanding:
Basic	342	340
Diluted	345	342
Actual shares outstanding at period end	343	338
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended
	April 1, 2023
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$302
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$42	$3	45
Net investment hedges:
Net investment hedges gain (loss)	(57)	15	(42)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	(18)	5	(13)
Reclassification to net income	3	(1)	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	1	—	1
Other comprehensive income (loss)	$(30)	$22	$(8)
Comprehensive income			$294
Net Income attributable to noncontrolling interests			4
Other comprehensive income (loss) attributable to noncontrolling interests			(3)
Comprehensive income attributable to Kellogg Company			$293

	Quarter ended
	April 2, 2022
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$424
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(17)	$1	(16)
Net investment hedges:
Net investment hedges gain (loss)	101	(27)	74
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	77	(20)	57
Reclassification to net income	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	(3)	—	(3)
Other comprehensive income (loss)	$161	$(47)	$114
Comprehensive income			$538
Net Income attributable to noncontrolling interests			2
Other comprehensive income (loss) attributable to noncontrolling interests			4
Comprehensive income attributable to Kellogg Company			$532
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended April 1, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Net income				298				298	4	302
Dividends declared ($0.59 per share)				(202)				(202)		(202)
Distributions to noncontrolling interest								—	(8)	(8)
Other comprehensive income (loss)							(5)	(5)	(3)	(8)
Stock compensation			22					22		22
Stock options exercised, issuance of other stock awards and other			(57)	—	(1)	55		(2)		(2)
Balance, April 1, 2023	421	$105	$1,033	$9,293	78	$(4,666)	$(1,713)	$4,052	$427	$4,479

	Quarter ended April 2, 2022
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income				422				422	2	424
Dividends declared ($0.58 per share)				(197)				(197)		(197)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income (loss)							110	110	4	114
Stock compensation			16					16		16
Stock options exercised, issuance of other stock awards and other			(46)	1	(2)	69		24		24
Balance, April 2, 2022	421	$105	$993	$9,254	83	$(4,946)	$(1,611)	$3,795	$500	$4,295

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	April 1, 2023	April 2, 2022
Operating activities
Net income	$302	$424
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	116	119
Postretirement benefit plan expense (benefit)	(15)	(73)
Deferred income taxes	(6)	42
Stock compensation	22	16
Other	(10)	28
Postretirement benefit plan contributions	(5)	(7)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(110)	(184)
Inventories	(27)	(160)
Accounts payable	9	207
All other current assets and liabilities	—	(85)
Net cash provided by (used in) operating activities	276	327
Investing activities
Additions to properties	(203)	(138)
Issuance of notes receivable	(5)	—
Purchases of available for sale securities	(5)	(2)
Sales of available for sale securities	5	1
Settlement of net investment hedges	17	37
Collateral paid on derivatives	(15)	(13)
Other	1	3
Net cash provided by (used in) investing activities	(205)	(112)
Financing activities
Net issuances (reductions) of notes payable	3	313
Issuances of long-term debt	401	—
Reductions of long-term debt	(216)	(25)
Net issuances of common stock	19	40
Common stock repurchases	—	(300)
Cash dividends	(202)	(197)
Other	(38)	(2)
Net cash provided by (used in) financing activities	(33)	(171)
Effect of exchange rate changes on cash and cash equivalents	10	(17)
Increase (decrease) in cash and cash equivalents	48	27
Cash and cash equivalents at beginning of period	299	286
Cash and cash equivalents at end of period	$347	$313

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$105	$90
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 1, 2023 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2022 Annual Report on Form 10-K.

The condensed balance sheet information at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended April 1, 2023 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.

The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of April 1, 2023, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 31, 2022, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

Accounting standards adopted in the period

Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued an ASU to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has historically presented information regarding the nature and amount of outstanding Accounts Payable obligations confirmed into supplier finance programs within the Accounting Policies note of the financial statements. The Company adopted the ASU in the first quarter of 2023 and plans to include the rollforward information in the first quarter of 2024.

Note 2 Proposed separation transaction
During 2022, the Company announced its intent to separate its North American cereal business, via tax-free spin-off, with a target to complete the transaction during the fourth quarter of 2023, resulting in two independent public companies, each better positioned to unlock their full standalone potential.
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

The Company incurred pre-tax charges related to the proposed separation of $51 million for the quarter ended April 1, 2023, including $4 million in COGS and $47 million in SGA expense. These charges were primarily related to legal and consulting costs.

Note 3 Sale of accounts receivable
The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

The Company has two Receivable Sales Agreements (Monetization Programs) described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is approximately $945 million. During 2023 the Company amended the agreements to increase the previous maximum receivables sold limit from approximately $920 million as of December 31, 2022.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of April 1, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $911 million and $865 million remained outstanding under these arrangements as of April 1, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $12 million and $2 million for the quarters ended April 1, 2023 and April 2, 2022, . The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $28 million and $31 million remained outstanding under these programs as of April 1, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

Note 4 Divestiture
Russia
In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. The business is a part of our Europe reportable segment. The pending sale includes the entirety of the Company’s operations in Russia and will result in a complete exit from the market. Although the Company has entered into a definitive agreement to sell its Russian business, there is no assurance that we will obtain the necessary regulatory approvals or that the other terms and conditions to complete the sale will be satisfied or approved.

As of April 1, 2023 the pending sale did not meet the criteria for held for sale accounting due to uncertainty related to the evolving regulatory approvals that are required in order to complete the transaction. If approved, the
Company expects to incur a loss on the transaction due to the release of historical foreign currency translation adjustments (CTA). The net book value of the assets related to the Russian business was $70 million, which are expected to be recoverable on a held and used basis, and historical CTA losses was $95 million. The net value of assets and CTA losses collectively represent less than 1% of total Company assets as of April 1, 2023. The Kellogg business in Russia represents approximately 1% of consolidated Kellogg Company net sales.
Note 5 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were approximately 4 million and 8 million anti-dilutive potential common shares excluded from the calculation for the quarters ended April 1, 2023 and April 2, 2022, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended April 1, 2023 and April 2, 2022.

Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the quarter ended April 1, 2023, the Company did not repurchase any shares of common stock. During the quarter ended April 2, 2022, the Company repurchased approximately 5 million shares of common stock for a total of $300 million.

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

Accumulated other comprehensive income (loss), net of tax, as of April 1, 2023 and December 31, 2022 consisted of the following:

(millions)	April 1, 2023	December 31, 2022
Foreign currency translation adjustments	$(2,063)	$(2,111)
Net investment hedges gain (loss)	240	282
Cash flow hedges — net deferred gain (loss)	139	150
Postretirement and postemployment benefits:
Net experience gain (loss)	1	2
Prior service credit (cost)	(27)	(27)
Available-for-sale securities unrealized net gain (loss)	(3)	(4)
Total accumulated other comprehensive income (loss)	$(1,713)	$(1,708)
Note 6 Long-term debt

During the first quarter of 2023, the Company issued $400 million of ten-year 5.25% Notes due 2033, resulting in net proceeds after discount and underwriting commissions of $396 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of the $210 million 2.75% Notes when they matured on March 1, 2023, and repayment of a portion of commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In connection with the debt issuance, the Company terminated forward starting interest rate swaps with notional amounts totaling $400 million, resulting in a gain of $47 million in the first quarter of 2023. These derivatives were accounted for as cash flow hedges. The total net gain of $91 million, including those realized in prior periods, were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement is 3.06% at April 1, 2023.
Note 7 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2022 Annual Report on Form 10-K. Components of Company benefit plan (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within Other income (expense) in the Consolidated Statement of Income.

Pension

	Quarter ended
(millions)	April 1, 2023	April 2, 2022
Service cost	$6	$9
Interest cost	44	29
Expected return on plan assets	(53)	(71)
Amortization of unrecognized prior service cost	2	2
Recognized net gain	—	(21)
Total pension income	$(1)	$(52)

Other nonpension postretirement

	Quarter ended
(millions)	April 1, 2023	April 2, 2022
Service cost	$2	$3
Interest cost	10	6
Expected return on plan assets	(24)	(28)
Amortization of unrecognized prior service cost	(2)	(2)
Total postretirement benefit income	$(14)	$(21)

Postemployment

	Quarter ended
(millions)	April 1, 2023	April 2, 2022
Service cost	$1	$1
Recognized net experience gain	(1)	(1)
Total postemployment expense	$—	$—

For the quarter ended April 2, 2022, the Company recognized a gain of $21 million related to the remeasurement of two U.S. pension plans. These remeasurements were the result of distributions that exceeded service and interest costs resulting in settlement accounting for those specific plans. The remeasurements recognized were due primarily to an increase in the discount rate relative to the previous remeasurement date partially offset by lower than expected return on plan assets.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 1, 2023	$—	$5	$5
April 2, 2022	$1	$6	$7
Full year:
Fiscal year 2023 (projected)	$5	$21	$26
Fiscal year 2022 (actual)	$3	$20	$23

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 8 Income taxes
The consolidated effective tax rate for the quarters ended April 1, 2023 and April 2, 2022 was 22% and 21%, respectively.

As of April 1, 2023, the Company classified $21 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of April 1, 2023 was $37 million. Of this balance, $30 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $9 million at April 1, 2023.

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
Total notional amounts of the Company’s derivative instruments as of April 1, 2023 and December 31, 2022 were as follows:

(millions)	April 1, 2023	December 31, 2022
Foreign currency exchange contracts	$2,957	$2,502
Cross-currency contracts	2,101	1,983
Interest rate contracts	2,275	2,657
Commodity contracts	456	230
Total	$7,789	$7,372
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 1, 2023 and December 31, 2022, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 1, 2023 or December 31, 2022.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 1, 2023 and December 31, 2022:
Derivatives designated as hedging instruments

	April 1, 2023			December 31, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$63	$63	$—	$88	$88
Other assets	—	26	26	—	36	36
Interest rate contracts:
Other current assets	—	—	—	—	45	45
Other assets	—	10	10	—	25	25
Total assets	$—	$99	$99	$—	$194	$194
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(7)	$(7)	$—	$—	$—
Other liabilities	—	—	—	—	—	—
Interest rate contracts(a):
Other current liabilities	—	—	—	—	—	—
Other liabilities	—	(77)	(77)	—	(86)	(86)
Total liabilities	$—	$(84)	$(84)	$—	$(86)	$(86)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.1 billion as of April 1, 2023 and December 31, 2022, respectively.
Derivatives not designated as hedging instruments

	April 1, 2023			December 31, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$58	$58	$—	$74	$74
Other assets	—	14	14	—	14	14
Interest rate contracts:
Other current assets	—	9	9	—	4	4
Other assets	—	6	6	—	14	14
Commodity contracts:
Other current assets	6	—	6	4	—	4
Total assets	$6	$87	$93	$4	$106	$110
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(45)	$(45)	$—	$(50)	$(50)
Other liabilities	—	(11)	(11)	—	(9)	(9)
Interest rate contracts:
Other current liabilities	—	(11)	(11)	—	(7)	(7)
Other liabilities	—	(9)	(9)	—	(18)	(18)
Commodity contracts:
Other current liabilities	(6)	—	(6)	(2)	—	(2)
Total liabilities	$(6)	$(76)	$(82)	$(2)	$(84)	$(86)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $1.6 billion as of April 1, 2023 and December 31, 2022, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of April 1, 2023 and December 31, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		April 1, 2023	December 31, 2022	April 1, 2023	December 31, 2022
Interest rate contracts	Current maturities of long-term debt	$273	$483	$(2)	$(3)
Interest rate contracts	Long-term debt	$2,288	$2,250	$(63)	$(74)
(a) The fair value adjustment related to current maturities of long-term debt includes ($2) million and ($3) million from discontinued hedging relationships as of April 1, 2023 and December 31, 2022, respectively. The fair value adjustment related to long-term debt includes $11 million and $13 million from discontinued hedging relationships as of April 1, 2023 and December 31, 2022, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of April 1, 2023 and December 31, 2022 would be adjusted as detailed in the following table:

As of April 1, 2023:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$192	$(135)	$(1)	$56
Total liability derivatives	$(166)	$135	$31	$—

As of December 31, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$304	$(153)	$(33)	$118
Total liability derivatives	$(172)	$153	$19	$—
During the quarters ended April 1, 2023 and April 2, 2022, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $47 million and $82 million, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued.

During the quarters ended April 1, 2023 and April 2, 2022, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $17 million and $37 million, respectively. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended April 1, 2023 and April 2, 2022 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Foreign currency denominated long-term debt	$(32)	$68	$—	$—
Cross-currency contracts	(25)	33	14	6	Interest expense
Total	$(57)	$101	$14	$6
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 1, 2023	April 2, 2022
Foreign currency exchange contracts	COGS	$(6)	$(12)
Foreign currency exchange contracts	Other income (expense), net	(4)	(2)
Foreign currency exchange contracts	SG&A	(2)	1
Interest rate contracts	Interest expense	—	1
Commodity contracts	COGS	(39)	112
Total		$(51)	$100

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended April 1, 2023 and April 2, 2022:

	April 1, 2023	April 2, 2022
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$80	$56
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(12)	41
Derivatives designated as hedging instruments	13	(40)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(3)	(4)

During the next 12 months, the Company expects $10 million of net deferred losses reported in AOCI at April 1, 2023 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 1, 2023 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 1, 2023 triggered by credit-risk-related contingent features.

Other fair value measurements

Available for sale securities

	April 1, 2023			December 31, 2022
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$52	$(4)	$48	$52	$(5)	$47
During the quarter ended April 1, 2023, the Company sold approximately $5 million of investments in level 2 corporate bonds. The resulting gain was immaterial and recorded in Other income and (expense). Also during the quarter ended April 1, 2023, the Company purchased approximately $5 million in level 2 corporate bonds. During the quarter ended April 2, 2022, the Company sold level 2 corporate bonds for approximately $1 million resulting in an immaterial gain recorded in Other income and (expense). Also during the quarter ended April 2, 2022, the Company purchased approximately $2 million in level 2 corporate bonds.

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

Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of April 1, 2023 and December 31, 2022. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.6 billion and $5.8 billion, respectively, as of April 1, 2023. The fair value and carrying value of the Company's long-term debt was $5.1 billion and $5.3 billion, respectively, as of December 31, 2022.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $20 million, net of collateral already received from those counterparties, as of April 1, 2023.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of April 1, 2023, the Company posted $25 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
Note 10 Reportable segments
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended
(millions)	April 1, 2023	April 2, 2022
Net sales
North America	$2,388	$2,110
Europe	604	589
Latin America	292	256
AMEA	770	718
Total Reportable Segments	4,054	3,673
Corporate	(1)	(1)
Consolidated	$4,053	$3,672
Operating profit
North America	$366	$339
Europe	92	98
Latin America	25	14
AMEA	74	66
Total Reportable Segments	557	517
Corporate	(117)	—
Consolidated	$440	$517

Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	April 1, 2023	April 2, 2022
Snacks	$2,022	$1,775
Cereal	1,390	1,281
Frozen	292	291
Noodles and other	349	325
Consolidated	$4,053	$3,672
Note 11 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	April 1, 2023 (unaudited)	December 31, 2022
Trade receivables	$1,577	$1,449
Allowance for credit losses	(20)	(13)
Refundable income taxes	31	82
Other receivables	232	218
Accounts receivable, net	$1,820	$1,736
Raw materials and supplies	$443	$426
Finished goods and materials in process	1,358	1,342
Inventories	$1,801	$1,768
Intangible assets not subject to amortization	$1,975	$1,969
Intangible assets subject to amortization, net	322	327
Other intangibles, net	$2,297	$2,296

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

Proposed separation transaction
During 2022, the Company announced its intent to separate its North American cereal business, via tax-free spin-off, with a target to complete the transaction during the fourth quarter of 2023, resulting in two independent public companies, each better positioned to unlock their full standalone potential. The proposed separation of the North American cereal business is expected to create greater strategic, operational, and financial focus for the company and its stakeholders, and will build on our current momentum.

War in Ukraine
The war in Ukraine and the related sanctions imposed have increased global economic and geopolitical uncertainty. In March 2022, we suspended all new investments and shipments of all products to Russia. We have no employees or direct operations in Ukraine. Our business in Russia consists of three manufacturing facilities.

In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. The business is a part of our Europe reportable segment. The pending sale includes the entirety of the Company’s operations in Russia and will result in a complete exit from the market. Although the Company has entered into a definitive agreement to sell its Russian business, there is no assurance that we will obtain the necessary regulatory approvals or that the other terms and conditions to complete the sale will be satisfied or approved.

As of April 1, 2023 the pending sale did not meet the criteria for held for sale accounting due to uncertainty related to the evolving regulatory approvals that are required in order to complete the transaction. If approved, the
Company expects to incur a loss on the transaction due to the release of historical foreign currency translation adjustments (CTA). The net book value of the assets related to the Russian business was $70 million, which are expected to be recoverable on a held and used basis, and historical CTA losses was $95 million. The net value of assets and CTA losses collectively represent less than 1% of total Company assets as of April 1, 2023. The Kellogg business in Russia represents approximately 1% of consolidated Kellogg Company net sales.

Impacts of the war to our net sales, earnings, and cash flows extends beyond our business in Russia. Regional or global economic recessions, inflation, and supply chain challenges as a result of the war or further escalation could have a material impact on our results.

Inflationary pressures
Events such as the COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended April 1, 2023 we continued to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. Additionally, from time to time we may enter into a combination of fixed price contracts with suppliers and commodity derivative instruments to manage the impact of volatility in the price of raw materials. We expect these market disruptions and inflationary pressures to continue throughout 2023.

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

•Adjusted: gross profit, gross margin, operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the planned separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the planned separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the planned separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $58 million for the quarter ended April 1, 2023. Additionally, we recorded a pre-tax mark-to-market gain of $68 million for the quarter ended April 2, 2022. Included within the aforementioned was a pre-tax mark-to-market gain for pension plans of $21 million for the quarter ended April 2, 2022.

Separation costs
The Company continues to work towards its planned separation of its North America cereal business. As a result, we incurred pre-tax charges related to the planned separation, primarily related to legal and consulting costs, of $51 million for the quarter ended April 1, 2023.

Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $1 million for the quarter ended April 1, 2023. We recorded pre-tax charges of $7 million for the quarter ended April 2, 2022.

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

Financial results
For the quarter ended April 1, 2023, our reported net sales increased 10% versus the prior year as a result of positive price/mix, sustained momentum in snacks and noodles, as well as a recovery of North America cereal that drove net sales growth which more than offset the impacts of price elasticity, halted shipments into Russia, and unfavorable currency. Organic net sales increased 14% from the prior year excluding foreign currency.

First quarter reported operating profit decreased 15% versus the year-ago quarter as net sales growth was more than offset by unfavorable mark-to-market impacts and separation costs. Currency-neutral adjusted operating profit increased 18%, after excluding the impact of mark-to-market, separation costs, and foreign currency translation.

Reported diluted EPS of $0.86 for the quarter decreased 30% compared to the prior year quarter of $1.23 due to unfavorable mark-to-market impacts, higher interest expense, incremental separation costs, and lower pension income. Currency-neutral adjusted diluted EPS of $1.13 for the quarter increased 2.7% from the prior year quarter after excluding mark-to-market, separation costs, and foreign currency translation.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 1, 2023	April 2, 2022
Reported net income	$298	$422
Mark-to-market (pre-tax)	(58)	68
Separation costs (pre-tax)	(51)	—
Business and portfolio realignment (pre-tax)	(1)	(7)
Income tax impact applicable to adjustments, net*	27	(16)
Adjusted net income	$380	$376
Foreign currency impact	(8)	—
Currency-neutral adjusted net income	$389	$376
Reported diluted EPS	$0.86	$1.23
Mark-to-market (pre-tax)	(0.17)	0.20
Separation costs (pre-tax)	(0.15)	—
Business and portfolio realignment (pre-tax)	—	(0.02)
Income tax impact applicable to adjustments, net*	0.08	(0.05)
Adjusted diluted EPS	$1.10	$1.10
Foreign currency impact	(0.03)	—
Currency-neutral adjusted diluted EPS	$1.13	$1.10
Currency-neutral adjusted diluted EPS growth	2.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2023 versus 2022:

Quarter ended April 1, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,388	$604	$292	$770	$(1)	$4,053
Foreign currency impact	(10)	(30)	8	(91)	—	(123)
Organic net sales	$2,398	$634	$284	$861	$(1)	$4,176

Quarter ended April 2, 2022
(millions)
Reported net sales	$2,109	$589	$256	$718	$(1)	$3,672

% change - 2023 vs. 2022:
Reported growth	13.2%	2.5%	14.2%	7.2%	n/m	10.4%
Foreign currency impact	(0.5)%	(5.1)%	2.9%	(12.6)%	n/m	(3.3)%
Organic growth	13.7%	7.6%	11.3%	19.8%	n/m	13.7%
Volume (tonnage)	(0.6)%	(5.9)%	(7.5)%	0.4%	n/m	(1.9)%
Pricing/mix	14.3%	13.5%	18.8%	19.4%	n/m	15.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended April 1, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$366	$92	$25	$74	$(116)	$440
Mark-to-market	—	—	(2)	—	(55)	(57)
Separation costs	(51)	—	—	—	—	(51)
Business and portfolio realignment	(1)	—	—	—	—	(1)
Adjusted operating profit	$418	$92	$27	$74	$(61)	$549
Foreign currency impact	(1)	(5)	1	(6)	1	(11)
Currency-neutral adjusted operating profit	$419	$97	$26	$80	$(62)	$560

Quarter ended April 2, 2022
(millions)
Reported operating profit	$339	$98	$14	$66	$—	$517
Mark-to-market	—	—	(8)	—	55	48
Business and portfolio realignment	(6)	—	—	—	(1)	(7)
Adjusted operating profit	$345	$98	$22	$66	$(54)	$476

% change - 2023 vs. 2022:
Reported growth	8.0%	(6.0)%	75.7%	11.8%	n/m	(14.9)%
Mark-to-market	—%	—%	51.4%	—%	n/m	(20.9)%
Separation costs	(15.1)%	—%	—%	—%	n/m	(10.9)%
Business and portfolio realignment	2.1%	—%	—%	—%	n/m	1.5%
Adjusted growth	21.0%	(6.0)%	24.3%	11.8%	n/m	15.4%
Foreign currency impact	(0.4)%	(5.2)%	4.3%	(9.5)%	n/m	(2.3)%
Currency-neutral adjusted growth	21.4%	(0.8)%	20.0%	21.3%	(13.7)%	17.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales % change - first quarter 2023 vs. 2022:
	Reported Net Sales	Foreign Currency	Organic Net Sales
North America
Snacks	15.1%	(0.3)%	15.4%
Cereal	15.7%	(0.8)%	16.5%
Frozen	0.1%	(0.5)%	0.6%
Europe
Snacks	9.2%	(5.2)%	14.4%
Cereal	(4.4)%	(5.0)%	0.6%
Latin America
Snacks	11.1%	(0.6)%	11.7%
Cereal	15.9%	5.1%	10.8%
AMEA
Snacks	15.0%	(11.1)%	26.1%
Cereal	1.2%	(9.5)%	10.7%
Noodles and other	7.5%	(15.6)%	23.1%

North America
Reported net sales for the first quarter increased 13% versus the prior year due to inflation-driven price realization and a mix shift toward snacks, and featuring sustained momentum in snacks and continued recovery in North America cereal.

North America snacks net sales increased 15% due to both volume and price/mix growth, led by double-digit consumption growth of our Rice Krispies Treats, Pringles, Club, and Townhouse brands. Cheez-it, lapping an exceptional prior year quarter, also grew consumption.

North America cereal net sales increased due to the recovery in shipments and share in our U.S. cereal business following the 2021 fire and strike.

North America operating profit increased 8.0% primarily due to growth in net sales and the lapping of residual fire and strike costs in the year-ago period, which more than offset the impact of high input-cost inflation and other supply pressures, costs related to the pending separation, and higher brand-building investment. Currency-neutral adjusted operating profit increased 21%, after excluding the impact of business and portfolio realignment and separation costs.

Europe
Reported net sales increased 2.5% as favorable price/mix and momentum in snacks was partially offset by unfavorable foreign currency and the impact of suspending shipments into Russia. Organic net sales increased 7.6% after excluding the impact of foreign currency.

Snacks net sales growth was broad-based across the region led by Pringles.

Cereal net sales declined for the quarter on an as reported basis but grew on a currency neutral basis.

Reported operating profit decreased 6.0% due primarily to unfavorable foreign currency and lapping an exceptional prior year quarter. Currency-neutral adjusted operating profit decreased 0.8% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 14%, as price/mix growth and in-market momentum in snacks and cereal across the region more than offset lower volume. Organic net sales increased 11%, after excluding the impact of foreign currency.

Snacks net sales increased led by Pringles growth across the region.

Cereal net sales increased across the region led by strong growth in Mexico.

Reported operating profit increased 76% as the impact of net sales growth and favorable mark-to-market more than offset higher input costs and increased brand-building investment. Currency-neutral adjusted operating profit increased 20% after excluding the impact of mark-to-market, and foreign currency.

AMEA
Reported net sales increased 7.2%, as price/mix growth and momentum in snacks, noodles and other, and cereal more than offset unfavorable foreign currency. Organic net sales increased 20% after excluding the impact of foreign currency.

Growth was led by snacks, noodles and other, as well as cereal despite unfavorable foreign currency.

Reported operating profit increased 12% as higher net sales more than offset the impacts of high cost inflation, increased brand-building investment, and unfavorable foreign currency translation. Currency-neutral adjusted operating profit increased 21%, after excluding the impact of foreign currency.

Corporate
Reported operating profit decreased significantly versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $8 million from the prior year after excluding mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended April 1, 2023 and April 2, 2022 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	April 1, 2023		April 2, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,210	29.9%	$1,159	31.6%	(1.7)
Mark-to-market	(55)	(1.3)%	47	1.3%	(2.6)
Separation costs	(4)	(0.1)%	—	—%	(0.1)
Business and portfolio realignment	—	—%	(4)	(0.1)%	0.1
Adjusted	1,269	31.3%	1,116	30.4%	0.9
Foreign currency impact	(28)	0.3%	—	—%	0.3
Currency-neutral adjusted	$1,297	31.0%	$1,116	30.4%	0.6
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 170 basis points versus the prior year due primarily to unfavorable mark-to-market, cost inflation, and a mix shift towards emerging markets, which more than offset the lapping of residual fire and strike costs in the year-ago period, and the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin increased 60 basis points compared to the first quarter of 2022 after eliminating the impact of mark-to-market and foreign currency.

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

Interest expense
For the quarters ended April 1, 2023 and April 2, 2022, interest expense was $80 million and $56 million, respectively. The increase from the prior year quarter is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year.

Income Taxes
Our reported effective tax rate for the quarters ended April 1, 2023 and April 2, 2022 was 22% and 21%, respectively.
Our adjusted effective tax rate for the quarters ended April 1, 2023 and April 2, 2022 was 23% and 20%, respectively.
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

	Quarter ended
Consolidated results (dollars in millions)	April 1, 2023	April 2, 2022
Reported income taxes	$86	$112
Mark-to-market	(15)	20
Separation costs	(12)	—
Business and portfolio realignment	(1)	(4)
Adjusted income taxes	$113	$97
Reported effective income tax rate	22.3%	21.0%
Mark-to-market	(0.4)%	1.2%
Separation costs	(0.1)%	—%
Business and portfolio realignment	(0.1)%	(0.6)%
Adjusted effective income tax rate	22.9%	20.4%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
We anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of approximately $1.7-$1.8 billion and capital expenditures of approximately $700 million in 2023. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2023, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.7 billion and $2.2 billion as of April 1, 2023 and December 31, 2022, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	April 1, 2023	December 31, 2022
Notes payable	$471	$467
Current maturities of long-term debt	567	780
Long-term debt	5,759	5,317
Total debt liabilities	$6,797	$6,564
Less:
Cash and cash equivalents	(347)	(299)
Net debt	$6,450	$6,265

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	April 1, 2023	April 2, 2022
Net cash provided by (used in):
Operating activities	276	$327
Investing activities	(205)	(112)
Financing activities	(33)	(171)
Effect of exchange rates on cash and cash equivalents	10	(17)
Net increase (decrease) in cash and cash equivalents	$48	$27

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the quarter ended April 1, 2023, totaled $276 million compared to $327 million in the prior year period. The decrease is due primarily to incremental separation costs and incentive compensation.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 1 day and negative 10 days for the 12 month periods ended April 1, 2023 and April 2, 2022, respectively.
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

	Quarter ended
(millions)	April 1, 2023	April 2, 2022
Net cash provided by operating activities	$276	$327
Additions to properties	(203)	(138)
Cash flow	$73	$189

Our non-GAAP measure for cash flow decreased to $73 million in the quarter ended April 1, 2023, from $189 million in the prior year due primarily to higher capital expenditures, incremental separation costs, and incentive compensation.

Investing activities
Our net cash used in investing activities totaled $205 million for the quarter ended April 1, 2023 compared to $112 million in the comparable prior year period due primarily to higher capital expenditures.

Financing activities
Our net cash used in financing activities for the quarter ended April 1, 2023 totaled $33 million compared to cash used of $171 million during the comparable prior year period. The year-over-year variance was driven by the repurchase of $300 million of our common stock during the prior year.

Additionally, during the first quarter of 2023, the Company issued $400 million of ten-year 5.25% Notes due 2033, resulting in net proceeds after discount and underwriting commissions of $396 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of the $210 million 2.75% Notes when they matured on March 1, 2023, and repayment of a portion of commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
Total purchases for the quarter ended April 2, 2022, were 5 million shares for $300 million. The Company didn't repurchase shares during the quarter ended April 1, 2023.

We paid cash dividends of $202 million in the year-to-date period ended April 1, 2023, compared to $197 million during the comparable prior year period. In April 2023, the Board of Directors declared a dividend of $.59 per common share, payable on June 15, 2023 to shareholders of record at the close of business on June 1, 2023. Additionally, the Company's Board of Directors announced plans to increase the quarterly dividend to $0.60 per share beginning with the third quarter of 2023.

We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of April 1, 2023, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of April 1, 2023.

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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $945 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. During 2023 the Company amended the agreements to increase the previous maximum receivables sold limit from approximately $920 million as of December 31, 2022. Accounts receivable sold of $911 million and $865 million remained outstanding under this arrangement as of April 1, 2023 and December 31, 2022, respectively.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate, however, we do not expect supplier payment term modifications to have a material impact on our cash flows during 2023.

The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography. We have agreements with third parties (Supplier Finance Programs) to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell our payment obligations to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates at a discounted price to participating financial institutions.  We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, our right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.

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

Future outlook

Reflecting its strong year-to-date results, underlying trends, and confidence in its outlook, Kellogg Company has updated its full-year 2023 guidance as follows:

•Raises its organic-basis net sales growth guidance to a tightened range of +6% to +7%, from its prior guidance of +5 to +7%. This reflects the strength of its first quarter results, and the guidance continues to assume price/mix growth, and sustained momentum in snacks and emerging markets, partially offset by the assumption of a gradual rise in price elasticities.

•Raises its guidance for adjusted-basis operating profit growth to +8% to +10% on a currency-neutral basis, from its prior guidance of +7 to +9%. This reflects the higher net sales and earlier progress toward profit margin recovery.

•Raises its guidance for an adjusted-basis earnings per share decline to (1)% to (3)% on a currency-neutral basis, from prior guidance of approximately (2)% to (4)%. This improved outlook reflects the higher operating profit outlook, while still incorporating significant year-on-year pressure from the impact on pension income and interest expense of lower financial asset values and higher interest rates.

•Affirms for net cash provided by operating activities to be approximately $1.7 - $1.8 billion, with capital expenditure of approximately $0.7 billion, resulting in affirming its guidance for cash flow of approximately $1.0 - $1.1 billion. This is below 2022 levels due solely to approximately $0.3 billion of up-front charges and capital expenditure related to the Company's pending separation, without which cash flow would be higher year on year.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2023:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Separation costs (pre-tax)		$230M - $240M	$0.67 - $0.70
Business and portfolio realignment (pre-tax)		$20M-$25M	$0.06 - $0.07
Income tax impact applicable to adjustments, net**			$0.13 - $0.18
Currency-neutral adjusted guidance*		~ 8-10%	~(1)-(3)%
Organic guidance*	~ 6-7%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2023
Net cash provided by (used in) operating activities	$1.7 - $1.8
Additions to properties	~($0.7)
Cash Flow	~$1.0 - $1.1

Forward-looking statements
This Report contains “forward-looking statements” with projections concerning, among other things, the anticipated separation of the Company’s North American cereal business, the Company’s restructuring programs, the integration of acquired businesses, our strategy, financial principles, and plans, initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures, asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction, effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; ESG performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis.  Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including the ability to effect the separation transaction and to meet the conditions related thereto; the ability of the North American cereal business to succeed as a standalone publicly traded company; potential uncertainty during the pendency of the separation transaction that could affect the Company’s financial performance; the possibility that the separation transaction will not be completed within the anticipated time period or at all, the possibility that the separation transaction will not achieve its intended benefits; the possibility of disruption, including changes to existing business relationships, disputes, litigation or unanticipated costs in connection with the separation transaction; uncertainty of the expected financial performance of the Company or the separated North American cereal business following completion of the separation transaction; negative effects of the announcement or pendency of the separation transaction on the market price of the Company’s securities and/or on the financial performance of the Company; uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the residual impact of the 12-week labor strike at the Company's U.S. cereal plants and a fire at one of the plants, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
Refer to disclosures contained within Item 7A of our 2022 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 1, 2023.

Volatile market conditions arising from events such as the war in Ukraine may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our net sales and operating profit when translated to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble, Polish zloty and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro. There is significant uncertainty surrounding the impact of the war in Ukraine on financial markets and we will continue to monitor the business for adverse impacts related to the pandemic. Our business in Russia represented approximately 1% of consolidated net sales for the year ended December 31, 2022. The net book value of assets related to our Russia business represents less than 1% of total Company assets as of April 1, 2023. As such, our exposure to volatility in the exchange rate of the Russian ruble is unlikely to have a material impact on our consolidated financial statements.

During the quarter ended April 1, 2023, we settled certain U.S. Dollar forward starting interest rate swaps with notional amounts totaling approximately $400 million, resulting in a realized gain of approximately $47 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate U.S. Dollar debt.

We have interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $72 million as of April 1, 2023. We had interest rate contracts with notional amounts totaling $2.7 billion representing a net settlement obligation of $23 million as of December 31, 2022.

During the quarter ended April 1, 2023, we settled cross currency swaps with notional amounts totaling approximately €182 million, resulting in a gain of $17 million. These cross currency swaps were accounted for as net investment hedges and the related gain was recorded in accumulated other comprehensive income. During the quarter ended April 1, 2023, we also entered into cross currency swaps with notional amounts totaling approximately €250 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $2.1 billion outstanding as of April 1, 2023 representing a net settlement receivable of $82 million. The total notional amount of cross currency swaps outstanding as of December 31, 2022 was $2.0 billion representing a net settlement receivable of $124 million.

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

Events such as the ongoing war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year-to-date period ended April 1, 2023, we continue to experience elevated commodity and supply chain costs, including logistics, procurement, and manufacturing costs. We expect these market disruptions and inflationary pressures to continue throughout 2023.

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
As of April 1, 2023, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes during the quarter ended April 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended April 1, 2023.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/1/2023 - 1/28/2023	—	$—	—	$1,500
Month #2:
1/29/2023 - 2/25/2023	—	$—	—	$1,500
Month #3:
2/26/2023 - 4/1/2023	—	$—	—	$1,500
Total	—		—

Item 6. Exhibits
(a)Exhibits:

4.1	Officers' Certificate of Kellogg Company (with form of 5.250% Senior Notes due 2033), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 1, 2023, Commission file number 1-4171.
10.1	2023-2025 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*A management contract or compensatory plan required to be filed with this Report.

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ Amit Banati
Amit Banati
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: May 4, 2023

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
4.1	Officers' Certificate of Kellogg Company (with form of 5.250% Senior Notes due 2033), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 1, 2023, Commission file number 1-4171.	IBRF
10.1	2023-2025 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*	IBRF
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*A management contract or compensatory plan required to be filed with this Report.