Form 10-Q
period 2023-07-01
KELLOGG CO
filed 2023-08-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 01, 2023
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
Yes  ☐    No  ☒
Common Stock outstanding as of July 1, 2023 — 342,346,679 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 1, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$308	$299
Accounts receivable, net	1,930	1,736
Inventories	1,706	1,768
Other current assets	344	383
Total current assets	4,288	4,186
Property, net	3,781	3,789
Operating lease right-of-use assets	607	617
Goodwill	5,517	5,686
Other intangibles, net	2,091	2,296
Investments in unconsolidated entities	323	432
Other assets	1,494	1,490
Total assets	$18,101	$18,496
Current liabilities
Current maturities of long-term debt	$1,199	$780
Notes payable	461	467
Accounts payable	2,810	2,973
Current operating lease liabilities	114	121
Accrued advertising and promotion	850	766
Accrued salaries and wages	243	370
Other current liabilities	799	872
Total current liabilities	6,476	6,349
Long-term debt	5,078	5,317
Operating lease liabilities	478	486
Deferred income taxes	659	760
Pension liability	712	709
Other liabilities	477	500
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,056	1,068
Retained earnings	9,447	9,197
Treasury stock, at cost	(4,700)	(4,721)
Accumulated other comprehensive income (loss)	(1,943)	(1,708)
Total Kellogg Company equity	3,965	3,941
Noncontrolling interests	256	434
Total equity	4,221	4,375
Total liabilities and equity	$18,101	$18,496
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(unaudited)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$4,041	$3,864	$8,094	$7,536
Cost of goods sold	2,708	2,721	5,551	5,234
Selling, general and administrative expense	824	728	1,594	1,370
Operating profit	509	415	949	932
Interest expense	82	54	162	110
Other income (expense), net	36	60	62	134
Income before income taxes	463	421	849	956
Income taxes	104	97	190	209
Earnings (loss) from unconsolidated entities	3	2	5	3
Net income	362	326	664	750
Net income (loss) attributable to noncontrolling interests	5	—	9	2
Net income attributable to Kellogg Company	$357	$326	$655	$748
Per share amounts:
Basic earnings	$1.04	$0.96	$1.91	$2.20
Diluted earnings	$1.03	$0.95	$1.90	$2.19
Average shares outstanding:
Basic	343	339	342	340
Diluted	345	342	345	342
Actual shares outstanding at period end			342	340
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended			Year-to-date period ended
	July 1, 2023			July 1, 2023
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$362			$664
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(383)	$(1)	(384)	$(341)	$2	(339)
Net investment hedges:
Net investment hedges gain (loss)	(37)	7	(30)	(94)	22	(72)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	15	(4)	11	(3)	1	(2)
Reclassification to net income	2	—	2	5	(1)	4
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	1	—	1
Other comprehensive income (loss)	$(403)	$2	$(401)	$(433)	$24	$(409)
Comprehensive income			$(39)			$255
Net Income attributable to noncontrolling interests			5			9
Other comprehensive income (loss) attributable to noncontrolling interests			(171)			(174)
Comprehensive income attributable to Kellogg Company			$127			$420

	Quarter ended			Year-to-date period ended
	July 2, 2022			July 2, 2022
(unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$326			$750
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(243)	$1	(242)	$(260)	$2	(258)
Net investment hedges:
Net investment hedges gain (loss)	255	(67)	188	356	(94)	262
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	74	(20)	54	151	(40)	111
Reclassification to net income	4	(1)	3	8	(2)	6
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	1	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	(1)	—	(1)	(4)	—	(4)
Other comprehensive income (loss)	$88	$(86)	$2	$249	$(133)	$116
Comprehensive income			$328			$866
Net Income attributable to noncontrolling interests			—			2
Other comprehensive income (loss) attributable to noncontrolling interests			(8)			(4)
Comprehensive income attributable to Kellogg Company			$336			$868
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended July 1, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, April 1, 2023	421	$105	$1,033	$9,293	78	$(4,666)	$(1,713)	$4,052	$427	$4,479
Common stock repurchases					1	(60)		(60)		(60)
Net income				357				357	5	362
Dividends declared ($0.59 per share)				(202)				(202)		(202)
Distributions to noncontrolling interest								—	(5)	(5)
Other comprehensive income (loss)							(230)	(230)	(171)	(401)
Stock compensation			21					21		21
Stock options exercised, issuance of other stock awards and other			2	(1)	—	26		27		27
Balance, July 1, 2023	421	$105	$1,056	$9,447	79	$(4,700)	$(1,943)	$3,965	$256	$4,221

	Year-to-date period ended July 1, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Common stock repurchases					1	(60)		(60)		(60)
Net income				655				655	9	664
Dividends declared ($1.18 per share)				(404)				(404)		(404)
Distributions to noncontrolling interest								—	(13)	(13)
Other comprehensive income (loss)							(235)	(235)	(174)	(409)
Stock compensation			43					43		43
Stock options exercised, issuance of other stock awards and other			(55)	(1)	(1)	81		25		25
Balance, July 1, 2023	421	$105	$1,056	$9,447	79	$(4,700)	$(1,943)	$3,965	$256	$4,221

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
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	July 1, 2023	July 2, 2022
Operating activities
Net income	$664	$750
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	226	238
Postretirement benefit plan expense (benefit)	(32)	(137)
Deferred income taxes	(9)	32
Stock compensation	43	35
Other	(10)	8
Postretirement benefit plan contributions	(11)	(12)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(193)	(343)
Inventories	17	(306)
Accounts payable	(39)	468
All other current assets and liabilities	(12)	72
Net cash provided by (used in) operating activities	644	805
Investing activities
Additions to properties	(339)	(267)
Issuance of notes receivable	(4)	—
Repayments from notes receivable	—	10
Purchases of available for sale securities	(9)	(10)
Sales of available for sale securities	10	9
Settlement of net investment hedges	17	37
Collateral paid on derivatives	(18)	(103)
Other	(1)	6
Net cash provided by (used in) investing activities	(344)	(318)
Financing activities
Net issuances (reductions) of notes payable	(7)	183
Issuances of long-term debt	401	—
Reductions of long-term debt	(221)	(28)
Net issuances of common stock	45	173
Common stock repurchases	(60)	(300)
Cash dividends	(404)	(394)
Other	(53)	(17)
Net cash provided by (used in) financing activities	(299)	(383)
Effect of exchange rate changes on cash and cash equivalents	8	(67)
Increase (decrease) in cash and cash equivalents	9	37
Cash and cash equivalents at beginning of period	299	286
Cash and cash equivalents at end of period	$308	$323

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$98	$48
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended July 1, 2023 (unaudited)
Note 1 Accounting policies

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

The balance sheet information at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended July 1, 2023 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.

The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of July 1, 2023, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 31, 2022, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

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

The Company incurred pre-tax charges related to the proposed separation of $77 million and $128 million for the quarter and year-to-date period ended July 1, 2023, respectively, including $14 million and $18 million recorded in COGS, respectively, and $63 million and $110 million recorded in SG&A, respectively. The Company incurred pre-tax charges of $4 million for the quarter and year-to-date period ended July 2, 2022, all of which were recorded in SG&A. These charges were primarily related to legal and consulting costs.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of July 1, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $999 million and $865 million remained outstanding under these arrangements as of July 1, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $15 million and $27 million for the quarter and year-to-date period ended July 1, 2023, respectively and was $3 million and $5 million for the quarter and year-to-date period ended July 2, 2022. The recorded loss is included in Other income and expense, net (OIE).

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $8 million and $31 million remained outstanding under these programs as of July 1, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

Note 4 Divestiture
Russia
In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. The business is a part of our Europe reportable segment. The sale includes the entirety of the Company’s operations in Russia and will result in a complete exit from the market. As of July 1, 2023, the pending sale did not meet the criteria for held for sale accounting due to uncertainty related to the evolving Russian regulatory approvals required to sell a business in Russia. The net value of assets and CTA losses collectively represent less than 1% of total Company assets as of July 1, 2023. The Kellogg business in Russia represents approximately 1% of consolidated Kellogg Company net sales.

Subsequent to July 1, 2023, the Company cleared all regulatory approvals, received the related cash consideration and completed the sale of the Russian business. As a result of completing the transaction, the Company will derecognize net assets of approximately $63 million and record a non-cash loss on the transaction of approximately $112 million, primarily related to the release of historical currency translation adjustments, in the third quarter of 2023.
Note 5 Investments in unconsolidated entities
The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The investment in TAF is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. The company records the activity of TAF on a one-month lag due to the timing required to obtain the financial statements from TAF management.

During the second quarter of 2023, the Company recorded an out-of-period adjustment to correct an error in the foreign currency translation of its investment in TAF. The adjustment decreased investments in unconsolidated entities and increased other comprehensive loss by $113 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the quarter and year to date periods ended July 1, 2023 and related prior annual and quarterly periods.

Due to the devaluation of the Naira in June 2023 and the accounting method used by the Company to record the results of operations of TAF on a one-month-lag, the Company expects to record additional foreign currency translation adjustments on the value of the TAF investment during the third quarter of 2023. Based on the foreign currency exchange rates at the end of June 2023, the adjustment is expected to result in translation losses of approximately $120 million through other comprehensive income.
Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were approximately 4 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended July 1, 2023. There were approximately 4 million and 6 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended July 2, 2022. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended July 1, 2023 and July 2, 2022.

Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the quarter and year-to-date periods ended July 1, 2023, the Company repurchased approximately 1 million shares of common stock for a total of $60 million. During the year-to-date period ended July 2, 2022, the Company repurchased approximately 5 million shares of common stock for a total of $300 million.

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
Accumulated other comprehensive income (loss), net of tax, as of July 1, 2023 and December 31, 2022 consisted of the following:

(millions)	July 1, 2023	December 31, 2022
Foreign currency translation adjustments	$(2,276)	$(2,111)
Net investment hedges gain (loss)	210	282
Cash flow hedges — net deferred gain (loss)	152	150
Postretirement and postemployment benefits:
Net experience gain (loss)	1	2
Prior service credit (cost)	(27)	(27)
Available-for-sale securities unrealized net gain (loss)	(3)	(4)
Total accumulated other comprehensive income (loss)	$(1,943)	$(1,708)
Note 7 Long-term debt

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

In connection with the debt issuance, the Company terminated forward starting interest rate swaps with notional amounts totaling $400 million, resulting in a gain of $47 million in the first quarter of 2023. These derivatives were accounted for as cash flow hedges. The total net gain of $91 million, including those realized in prior periods, were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement is 3.06% at July 1, 2023.

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$6	$8	$12	$17
Interest cost	44	28	88	57
Expected return on plan assets	(54)	(72)	(107)	(143)
Amortization of unrecognized prior service cost	3	3	5	5
Recognized net gain	—	(10)	—	(31)
Total pension income	$(1)	$(43)	$(2)	$(95)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$1	$3	$3	$6
Interest cost	10	6	20	12
Expected return on plan assets	(24)	(27)	(48)	(55)
Amortization of unrecognized prior service cost	(3)	(3)	(5)	(5)
Total postretirement benefit income	$(16)	$(21)	$(30)	$(42)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Service cost	$—	$1	$1	$2
Interest cost	1	—	1	—
Recognized net experience gain	—	(1)	(1)	(2)
Total postemployment expense	$1	$—	$1	$—

For the quarter and year-to-date periods ended July 2, 2022, the Company recognized a gain of $10 million and $31 million, respectively, related to the remeasurement of two U.S. pension plans. These remeasurements were the result of distributions that exceeded service and interest costs resulting in settlement accounting for those specific plans. The remeasurements recognized were due primarily to an increase in the discount rate relative to the previous remeasurement date partially offset by lower than expected return on plan assets.

In May 2023, the Company purchased a group annuity to cover pension benefit obligations of certain participants of the United Kingdom defined benefit pension plan for approximately $590 million. This transaction represents an annuity buy-in, under which the Company retains both the fair value of the annuity contract (within plan assets) and the pension benefit obligation related to these participants.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
July 1, 2023	$—	$6	$6
July 2, 2022	$—	$5	$5
Year-to-date period ended:
July 1, 2023	$—	$11	$11
July 2, 2022	$1	$11	$12
Full year:
Fiscal year 2023 (projected)	$5	$21	$26
Fiscal year 2022 (actual)	$3	$20	$23

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 9 Income taxes
The consolidated effective tax rate for the quarters ended July 1, 2023 and July 2, 2022 was 22% and 23%, respectively. The consolidated effective tax rates for the year-to-date periods ended July 1, 2023 and July 2, 2022 was 22%.

As of July 1, 2023, the Company classified $14 million of unrecognized tax benefits as a net current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of July 1, 2023 was $35 million. Of this balance, $29 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $7 million at July 1, 2023.
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
Total notional amounts of the Company’s derivative instruments as of July 1, 2023 and December 31, 2022 were as follows:

(millions)	July 1, 2023	December 31, 2022
Foreign currency exchange contracts	$3,042	$2,502
Cross-currency contracts	2,029	1,983
Interest rate contracts	2,276	2,657
Commodity contracts	436	230
Total	$7,783	$7,372
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at July 1, 2023 and December 31, 2022, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 1, 2023 or December 31, 2022.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 1, 2023 and December 31, 2022:
Derivatives designated as hedging instruments

	July 1, 2023			December 31, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$42	$42	$—	$88	$88
Other assets	—	16	16	—	36	36
Interest rate contracts:
Other current assets	—	—	—	—	45	45
Other assets	—	—	—	—	25	25
Total assets	$—	$58	$58	$—	$194	$194
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(11)	$(11)	$—	$—	$—
Other liabilities	—	—	—	—	—	—
Interest rate contracts(a):
Other current liabilities	—	(27)	(27)	—	—	—
Other liabilities	—	(57)	(57)	—	(86)	(86)
Total liabilities	$—	$(95)	$(95)	$—	$(86)	$(86)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.1 billion as of July 1, 2023 and December 31, 2022, respectively.

Derivatives not designated as hedging instruments

	July 1, 2023			December 31, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$60	$60	$—	$74	$74
Other assets	—	13	13	—	14	14
Interest rate contracts:
Other current assets	—	9	9	—	4	4
Other assets	—	15	15	—	14	14
Commodity contracts:
Other current assets	9	—	9	4	—	4
Total assets	$9	$97	$106	$4	$106	$110
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(59)	$(59)	$—	$(50)	$(50)
Other liabilities	—	(14)	(14)	—	(9)	(9)
Interest rate contracts:
Other current liabilities	—	(11)	(11)	—	(7)	(7)
Other liabilities	—	(18)	(18)	—	(18)	(18)
Commodity contracts:
Other current liabilities	(22)	—	(22)	(2)	—	(2)
Total liabilities	$(22)	$(102)	$(124)	$(2)	$(84)	$(86)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $1.6 billion as of July 1, 2023 and December 31, 2022, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of July 1, 2023 and December 31, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		July 1, 2023	December 31, 2022	July 1, 2023	December 31, 2022
Interest rate contracts	Current maturities of long-term debt	$909	$483	$4	$(3)
Interest rate contracts	Long-term debt	$1,646	$2,250	$(53)	$(74)
(a) The fair value adjustment related to current maturities of long-term debt includes $4 million and ($3) million from discontinued hedging relationships as of July 1, 2023 and December 31, 2022, respectively. The fair value adjustment related to long-term debt includes $4 million and $13 million from discontinued hedging relationships as of July 1, 2023 and December 31, 2022, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of July 1, 2023 and December 31, 2022 would be adjusted as detailed in the following table:

As of July 1, 2023:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$164	$(150)	$—	$14
Total liability derivatives	$(219)	$150	$51	$(18)

As of December 31, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$304	$(153)	$(33)	$118
Total liability derivatives	$(172)	$153	$19	$—
During the year-to-date periods ended July 1, 2023 and July 2, 2022, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $71 million and $82 million, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued.

During the year-to-date periods ended July 1, 2023 and July 2, 2022, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $17 million and $37 million, respectively. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended July 1, 2023 and July 2, 2022 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency denominated long-term debt	$(2)	$134	$—	$—
Cross-currency contracts	(35)	121	14	11	Interest expense
Total	$(37)	$255	$14	$11
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 1, 2023	July 2, 2022
Foreign currency exchange contracts	COGS	$(8)	$32
Foreign currency exchange contracts	Other income (expense), net	(6)	(7)
Foreign currency exchange contracts	SG&A	(3)	4
Interest rate contracts	Interest expense	—	1
Commodity contracts	COGS	(24)	(78)
Total		$(41)	$(48)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended July 1, 2023 and July 2, 2022 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Foreign currency denominated long-term debt	$(34)	$202	$—	$—
Cross-currency contracts	(60)	154	28	17	Interest expense
Total	$(94)	$356	$28	$17
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 1, 2023	July 2, 2022
Foreign currency exchange contracts	COGS	$(14)	$20
Foreign currency exchange contracts	Other income (expense), net	(10)	(9)
Foreign currency exchange contracts	SGA	(5)	5
Interest rate contracts	Interest expense	—	2
Commodity contracts	COGS	(63)	34
Total		$(92)	$52

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended July 1, 2023 and July 2, 2022:

	July 1, 2023	July 2, 2022
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$82	$54
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	8	13
Derivatives designated as hedging instruments	(7)	(11)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(4)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended July 1, 2023 and July 2, 2022:

	July 1, 2023	July 2, 2022
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$162	$110
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(4)	54
Derivatives designated as hedging instruments	6	(51)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(5)	(8)
During the next 12 months, the Company expects $10 million of net deferred losses reported in AOCI at July 1, 2023 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position when the value exceeds certain thresholds with each counterparty. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. The collateral posting requirements as of July 1, 2023, triggered by threshold contingent features was not material.

Other fair value measurements

Available for sale securities

	July 1, 2023			December 31, 2022
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$51	$(4)	$47	$52	$(5)	$47
During the year-to-date period ended July 1, 2023, the Company sold approximately $10 million of investments in level 2 corporate bonds. The resulting loss was less than $1 million and recorded in Other income and (expense). Also during the year-to-date period ended July 1, 2023, the Company purchased approximately $9 million in level 2 corporate bonds. During the year-to-date period ended July 2, 2022, the Company sold level 2 corporate bonds for approximately $9 million. The resulting loss was less than $1 million and recorded in Other income and (expense). Also during the year-to-date period ended July 2, 2022, the Company purchased approximately $10 million in level 2 corporate bonds.

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

Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of July 1, 2023 and December 31, 2022. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $4.9 billion and $5.1 billion, respectively, as of July 1, 2023. The fair value and carrying value of the Company's long-term debt was $5.1 billion and $5.3 billion, respectively, as of December 31, 2022.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of July 1, 2023, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of July 1, 2023, the Company posted $34 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
Note 11 Reportable segments
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales
North America	$2,325	$2,248	$4,713	$4,358
Europe	668	598	1,272	1,187
Latin America	336	288	628	544
AMEA	712	732	1,482	1,450
Total Reportable Segments	4,041	3,866	8,095	7,539
Corporate	—	(2)	(1)	(3)
Consolidated	$4,041	$3,864	$8,094	$7,536
Operating profit
North America	$370	$382	$736	$721
Europe	104	107	196	205
Latin America	39	39	64	53
AMEA	67	62	141	128
Total Reportable Segments	580	590	1,137	1,107
Corporate	(71)	(175)	(188)	(175)
Consolidated	$509	$415	$949	$932
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Snacks	$2,052	$1,917	$4,074	$3,692
Cereal	1,397	1,342	2,787	2,623
Frozen	265	257	557	548
Noodles and other	327	348	676	673
Consolidated	$4,041	$3,864	$8,094	$7,536
Note 12 Supplemental financial statement data

Consolidated Balance Sheet
(millions)	July 1, 2023 (unaudited)	December 31, 2022
Trade receivables	$1,654	$1,449
Allowance for credit losses	(16)	(13)
Refundable income taxes	35	82
Other receivables	257	218
Accounts receivable, net	$1,930	$1,736
Raw materials and supplies	$427	$426
Finished goods and materials in process	1,279	1,342
Inventories	$1,706	$1,768
Intangible assets not subject to amortization	$1,871	$1,969
Intangible assets subject to amortization, net	220	327
Other intangibles, net	$2,091	$2,296

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

Nigerian Naira
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 5% of our consolidated assets as of July 1, 2023, compared to 8% as of December 31, 2022. Net sales of our Nigerian business were 8% of our consolidated net sales for the year-to-date period ended July 1, 2023 but could become a smaller percentage of our overall sales if exchange rates as of the end of the second quarter persist throughout the remainder of 2023.

In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD, that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. Due to the devaluation of the Naira in June 2023 and the accounting method used by the Company to record the results of operations of TAF on a one-month-lag, the Company expects to record additional foreign currency translation adjustments on the value of the TAF investment during the third quarter of 2023. Based on the foreign currency exchange rates at the end of June 2023, the adjustment is expected to result in translation losses of approximately $120 million through other comprehensive income.

Russia
The war in Ukraine and the related sanctions imposed have increased global economic and geopolitical uncertainty. In March 2022, we suspended all new investments and shipments of all products to Russia. We have no employees or direct operations in Ukraine. Our business in Russia consists of three manufacturing facilities.

In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. The business is a part of our Europe reportable segment. The sale includes the entirety of the Company’s operations in Russia and will result in a complete exit from the market. As of July 1, 2023, the pending sale did not meet the criteria for held for sale accounting due to uncertainty related to the evolving Russian regulatory approvals required to sell a business in Russia. The net value of assets and CTA losses collectively represent less than 1% of total Company assets as of April 1, 2023. The Kellogg business in Russia represents approximately 1% of consolidated Kellogg Company net sales.

During the third quarter of 2023, the Company cleared all regulatory approvals, received the related cash consideration and completed the sale of the Russian business. As a result of completing the transaction, the Company will derecognize net assets of approximately $63 million and record a non-cash loss on the transaction of approximately $112 million, primarily related to the release of historical currency translation adjustments, in the third quarter of 2023.

Impacts of the war to our net sales, earnings, and cash flows extends beyond our business in Russia. Regional or global economic recessions, inflation, and supply chain challenges as a result of the war or further escalation could have a material impact on our results.

Inflationary pressures
Events such as the COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended July 1, 2023 we continued to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges have eased. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. Additionally, from time to time we may enter into a combination of fixed price contracts with suppliers and commodity derivative instruments to manage the impact of volatility in the price of raw materials. We expect input cost inflation to moderate in the second half of 2023.

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

Significant items impacting comparability

Mark-to-market
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $15 million and $73 million for the quarter and year-to-date period ended July 1, 2023, respectively. Additionally, we recorded a pre-tax mark-to-market loss of $95 million and $26 million for the quarter and year-to-

date period ended July 2, 2022, respectively. Included within the aforementioned was a pre-tax mark-to-market gain for pension plans of $9 million and $30 million for the quarter and year-to-date period ended July 2, 2022, respectively.

Separation costs
The Company continues to work towards its planned separation of its North America cereal business. As a result, we incurred pre-tax charges related to the planned separation, primarily related to legal and consulting costs, of $77 million and $128 million for the quarter and year-to-date period ended July 1, 2023. We recorded pre-tax charges of $4 million for the quarter and year-to-date period ended July 2, 2022, respectively.

Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $1 million and $2 million for the quarter and year-to-date period ended July 1, 2023, respectively. We recorded pre-tax charges of $6 million and $13 million for the quarter and year-to-date period ended July 2, 2022, respectively.

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

Financial results
For the quarter ended July 1, 2023, our reported net sales increased 5% versus the prior year as a result of positive price/mix and sustained momentum in snacks which more than offset the impacts of price elasticity and unfavorable currency. Organic net sales increased 7% from the prior year excluding foreign currency.

Second quarter reported operating profit increased 23% versus the year-ago quarter primarily due to net sales growth and favorable mark-to-market impacts, partially offset by higher separation costs. Currency-neutral adjusted operating profit increased 14%, after excluding the impact of mark-to-market, separation costs, and foreign currency translation.

Reported diluted EPS of $1.03 for the quarter increased 8% compared to the prior year quarter of $0.95 due to higher net sales, favorable mark-to-market impacts, and lower effective tax rate partially offset by higher interest expense, incremental separation costs, and lower pension income. Currency-neutral adjusted diluted EPS of $1.24 for the quarter increased 5% from the prior year quarter after excluding mark-to-market, separation costs, and foreign currency translation.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Reported net income	$356	$326	$654	$748
Mark-to-market (pre-tax)	(15)	(95)	(73)	(26)
Separation costs (pre-tax)	(77)	(4)	(128)	(4)
Business and portfolio realignment (pre-tax)	(1)	(6)	(2)	(13)
Income tax impact applicable to adjustments, net*	20	27	47	11
Adjusted net income	$429	$404	$809	$781
Foreign currency impact	2	—	(6)	—
Currency-neutral adjusted net income	$427	$404	$815	$781
Reported diluted EPS	$1.03	$0.95	$1.90	$2.19
Mark-to-market (pre-tax)	(0.05)	(0.28)	(0.21)	(0.08)
Separation costs (pre-tax)	(0.22)	(0.01)	(0.37)	(0.01)
Business and portfolio realignment (pre-tax)	(0.01)	(0.02)	(0.01)	(0.04)
Income tax impact applicable to adjustments, net*	0.06	0.08	0.14	0.04
Adjusted diluted EPS	$1.25	$1.18	$2.35	$2.28
Foreign currency impact	0.01	—	(0.02)	—
Currency-neutral adjusted diluted EPS	$1.24	$1.18	$2.37	$2.28
Currency-neutral adjusted diluted EPS growth	5.1%		3.9%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2023 versus 2022:

Quarter ended July 1, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,325	$669	$336	$712	$(1)	$4,041
Foreign currency impact	(7)	8	22	(121)	—	(98)
Organic net sales	$2,332	$661	$314	$833	$(1)	$4,139

Quarter ended July 2, 2022
(millions)
Reported net sales	$2,249	$598	$288	$732	$(2)	$3,864

% change - 2023 vs. 2022:
Reported growth	3.4%	11.9%	16.8%	(2.7)%	n/m	4.6%
Foreign currency impact	(0.3)%	1.4%	7.6%	(16.6)%	n/m	(2.5)%
Organic growth	3.7%	10.5%	9.2%	13.9%	n/m	7.1%
Volume (tonnage)	(10.7)%	(3.8)%	(10.3)%	(3.3)%	n/m	(7.6)%
Pricing/mix	14.4%	14.3%	19.5%	17.2%	n/m	14.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended July 1, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$370	$104	$39	$67	$(71)	$509
Mark-to-market	—	—	(3)	—	(13)	(15)
Separation costs	(76)	—	—	—	—	(77)
Business and portfolio realignment	(1)	—	—	—	—	(1)
Adjusted operating profit	$448	$104	$42	$67	$(58)	$602
Foreign currency impact	(1)	2	3	(7)	1	(2)
Currency-neutral adjusted operating profit	$448	$102	$39	$74	$(60)	$604

Quarter ended July 2, 2022
(millions)
Reported operating profit	$382	$107	$39	$62	$(175)	$415
Mark-to-market	—	—	7	—	(110)	(104)
Separation costs	(4)	—	—	—	—	(4)
Business and portfolio realignment	(6)	—	—	—	—	(6)
Adjusted operating profit	$392	$107	$33	$62	$(65)	$529

% change - 2023 vs. 2022:
Reported growth	(3.2)%	(2.1)%	(1.5)%	8.3%	59.5%	22.7%
Mark-to-market	—%	—%	(29.5)%	—%	49.3%	21.5%
Separation costs	(18.6)%	—%	(1.3)%	—%	—%	(13.9)%
Business and portfolio realignment	1.4%	0.3%	0.6%	—%	0.1%	1.2%
Adjusted growth	14.0%	(2.4)%	28.7%	8.3%	10.1%	13.9%
Foreign currency impact	(0.2)%	1.8%	9.1%	(10.9)%	1.9%	(0.3)%
Currency-neutral adjusted growth	14.2%	(4.2)%	19.6%	19.2%	8.2%	14.2%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the second quarter increased 3% versus the prior year due to favorable price/mix that more than offset the impact of price elasticity and lapping last year's replenishment of trade inventory.

Net sales % change - second quarter 2023 vs. 2022:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	4.3%	(0.2)%	4.5%
Cereal	1.8%	(0.5)%	2.3%
Frozen	3.0%	(0.3)%	3.3%
North America snacks net sales increased 4% due to price/mix growth, led by double-digit consumption growth of our Rice Krispies Treats and Club brands. Cheez-it and Pringles, lapping an exceptional prior year quarter, also grew consumption.

North America cereal net sales increased despite lapping the prior year replenishment of retailer inventory levels following the 2021 fire and strike.

North America frozen net sales increased on strong consumption growth of Eggo.

North America operating profit decreased 3% as incremental separation costs more than offset the impact of higher net sales, improving service levels and operating efficiencies. Currency-neutral adjusted operating profit increased 14%, after excluding the impact of business and portfolio realignment and separation costs.

Europe
Reported net sales increased 12% as favorable price/mix and momentum in snacks was partially offset by the impact of price elasticity and declines in Russia due to suspended snacks shipments. Organic net sales increased 11% after excluding the impact of foreign currency.

Net sales % change - second quarter 2023 vs. 2022:
Europe	Reported net sales	Foreign currency	Organic net sales
Snacks	20.9%	1.7%	19.2%
Cereal	1.8%	1.0%	0.8%

Snacks net sales growth was led by Pringles, despite the impact of suspended snacks shipments into Russia.

Cereal net sales growth was driven by price/mix.

Reported operating profit decreased 2% due primarily to unfavorable foreign currency and lapping an exceptional prior year quarter. Currency-neutral adjusted operating profit decreased 4% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 17% driven by price/mix growth and favorable foreign currency. Organic net sales increased 9%, after excluding the impact of foreign currency.

Net sales % change - second quarter 2023 vs. 2022:
Latin America	Reported net sales	Foreign currency	Organic net sales
Snacks	5.4%	4.5%	0.9%
Cereal	24.6%	9.6%	15.0%

Snacks net sales increased led by Pringles growth across the region.

Cereal net sales increased across the region led by strong growth in Mexico.

Reported operating profit decreased 2% as the impact of net sales growth and favorable mark-to-market more than offset higher input costs and increased brand-building investment. Currency-neutral adjusted operating profit increased 20% after excluding the impact of mark-to-market, and foreign currency.

AMEA
Reported net sales decreased 3% due primarily to unfavorable foreign currency as a result of the devaluation of the Nigerian Naira in June. Organic net sales increased 14% after excluding the impact of foreign currency.

Net sales % change - second quarter 2023 vs. 2022:
AMEA	Reported net sales	Foreign currency	Organic net sales
Snacks	3.7%	(6.8)%	10.5%
Cereal	(1.8)%	(7.3)%	5.5%
Noodles and other	(6.2)%	(26.9)%	20.7%

Net sales growth in snacks was led by Pringles, which grew net sales across key markets and gained share in both developed and emerging markets.

Cereal, noodles and other category net sales decreased due to unfavorable foreign currency but grew on an organic basis.

Reported operating profit increased 8% as higher net sales more than offset the impacts of high cost inflation, increased brand-building investment, and unfavorable foreign currency translation. Currency-neutral adjusted operating profit increased 19%, after excluding the impact of foreign currency.

Corporate
Reported operating profit increased significantly versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $5 million from the prior year after excluding mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended July 1, 2023 versus July 2, 2022:

Year-to-date period ended July 1, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$4,713	$1,272	$628	$1,482	$(1)	$8,094
Foreign currency impact	(17)	(22)	29	(212)	—	(221)
Organic net sales	$4,729	$1,294	$599	$1,694	$(1)	$8,315

Year-to-date period ended July 2, 2022
(millions)
Reported net sales	$4,358	$1,187	$543	$1,450	$(3)	$7,536

% change - 2023 vs. 2022:
Reported growth	8.1%	7.2%	15.6%	2.2%	n/m	7.4%
Foreign currency impact	(0.4)%	(1.8)%	5.4%	(14.6)%	n/m	(2.9)%
Organic growth	8.5%	9.0%	10.2%	16.8%	n/m	10.3%
Volume (tonnage)	(5.7)%	(4.9)%	(9.0)%	(1.5)%	n/m	(4.8)%
Pricing/mix	14.2%	13.9%	19.2%	18.3%	n/m	15.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended July 1, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$736	$196	$64	$141	$(187)	$949
Mark-to-market	—	—	(5)	—	(67)	(73)
Separation costs	(128)	—	—	—	—	(128)
Business and portfolio realignment	(2)	—	—	—	(1)	(2)
Adjusted operating profit	$865	$196	$69	$141	$(119)	$1,152
Foreign currency impact	(2)	(3)	4	(13)	2	(13)
Currency-neutral adjusted operating profit	$867	$199	$65	$154	$(121)	$1,164

Year-to-date period ended July 2, 2022
(millions)
Reported operating profit	$721	$204	$53	$128	$(175)	$932
Mark-to-market	—	—	(1)	—	(55)	(56)
Separation costs	(4)	—	—	—	—	(4)
Business and portfolio realignment	(12)	—	—	—	(1)	(13)
Adjusted operating profit	$738	$204	$54	$128	$(119)	$1,005

% change - 2023 vs. 2022:
Reported growth	2.0%	(4.0)%	19.1%	10.1%	(6.8)%	1.9%
Mark-to-market	—%	—%	(7.4)%	—%	(7.2)%	(1.6)%
Separation costs	(17.0)%	—%	(0.8)%	—%	—%	(12.4)%
Business and portfolio realignment	1.7%	0.1%	0.4%	—%	0.4%	1.3%
Adjusted growth	17.3%	(4.1)%	26.9%	10.1%	—%	14.6%
Foreign currency impact	(0.3)%	(1.6)%	7.1%	(10.2)%	1.8%	(1.2)%
Currency-neutral adjusted growth	17.6%	(2.5)%	19.8%	20.3%	(1.8)%	15.8%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period increased 8% versus the prior year as price/mix and momentum in snacks more than offset the impact of lapping the replenishment of inventory in our North America cereal business following the 2021 fire and strike. Organic net sales increased 9% after excluding the impact of foreign currency.

Net sales % change - second quarter year-to-date 2023 vs. 2022:
North America	Reported net sales	Foreign currency	Organic net sales
Snacks	9.5%	(0.2)%	9.7%
Cereal	8.4%	(0.6)%	9.0%
Frozen	1.5%	(0.3)%	1.8%

North America snacks net sales increased led by the performance of its largest brands, Cheez-it, Pringles, Rice Krispie Treats, Club and Townhouse, which grew consumption during the year-to-date period.

North America cereal net sales increased despite lapping the prior year replenishment of retailer inventory levels following the 2021 fire and strike.
North America operating profit increased 2% compared to the prior year due to higher net sales and lapping of residual fire and strike costs, which more than offset incremental separation costs. Currency-neutral adjusted operating profit increased 18%, after excluding the impact of separation costs and business and portfolio realignment.

Europe
Reported net sales increased 7% as growth in snacks and positive price/mix more than offset unfavorable foreign currency translation. Organic net sales increased 9% after excluding the impact of foreign currency.

Net sales % change - second quarter year-to-date 2023 vs. 2022:
Europe	Reported net sales	Foreign currency	Organic net sales
Snacks	15.3%	(1.6)%	16.9%
Cereal	(1.4)%	(2.1)%	0.7%

Cereal net sales declined for the year-to-date period on an as reported basis due to unfavorable foreign currency.

Snacks net sales growth was led by Pringles, despite the suspension of snacks shipments into Russia.

Reported operating profit decreased 4% due to higher input costs and unfavorable foreign currency. Currency-neutral adjusted operating profit decreased 3% after excluding the impact of foreign currency translation.

Latin America
Reported net sales increased 16% due primarily to growth in snacks across the region, favorable price/mix and favorable foreign currency. Organic net sales increased 10%, after excluding the impact of foreign currency.

Net sales % change - second quarter year-to-date 2023 vs. 2022:
Latin America	Reported net sales	Foreign currency	Organic net sales
Snacks	8.0%	2.2%	5.8%
Cereal	20.4%	7.4%	13.0%

Reported operating profit increased 19% as the impact of higher net sales more than offset input cost inflation. Currency-neutral adjusted operating profit increased 20% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales increased 2% due to broad-based growth across the region resulting from favorable price/mix and net sales momentum in snacks partially offset by unfavorable foreign currency primarily due to the devaluation of the Nigerian Naira. Organic net sales also increased 17%.

Net sales % change - second quarter year-to-date 2023 vs. 2022:
AMEA	Reported net sales	Foreign currency	Organic net sales
Snacks	9.4%	(9.0)%	18.4%
Cereal	(0.3)%	(8.5)%	8.2%
Noodles and other	0.4%	(21.5)%	21.9%

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Noodles and other net sales grew during the year-to-date period despite unfavorable foreign currency which occurred primarily in the second quarter.

Reported operating profit increased 10% due primarily to higher net sales partially offset by higher input costs and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 20%, after excluding the impact of foreign currency.

Corporate
Reported operating profit decreased versus the comparable prior year period due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $2 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended July 1, 2023 and July 2, 2022 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	July 1, 2023		July 2, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,332	33.0%	$1,143	29.6%	3.4
Mark-to-market	(12)	(0.3)%	(107)	(2.8)%	2.5
Separation costs	(14)	(0.3)%	—	—%	(0.3)
Business and portfolio realignment	(1)	(0.1)%	(2)	—%	(0.1)
Adjusted	1,360	33.7%	1,253	32.4%	1.3
Foreign currency impact	(11)	0.6%	—	—%	0.6
Currency-neutral adjusted	$1,371	33.1%	$1,253	32.4%	0.7
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter increased 340 basis points versus the prior year due primarily to favorable mark-to-market, improved efficiencies as a result of receding bottlenecks and shortages, as well as the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin increased 70 basis points compared to the second quarter of 2022 after eliminating the impact of mark-to-market, separation costs and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended July 1, 2023 and July 2, 2022 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	July 1, 2023		July 2, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$2,543	31.4%	$2,302	30.5%	0.9
Mark-to-market	(67)	(0.8)%	(60)	(0.8)%	—
Separation costs	(18)	(0.3)%	—	—%	(0.3)
Business and portfolio realignment	(1)	—%	(6)	(0.1)%	0.1
Adjusted	2,629	32.5%	2,368	31.4%	1.1
Foreign currency impact	(39)	0.4%	—	—%	0.4
Currency-neutral adjusted	$2,668	32.1%	$2,368	31.4%	0.7
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period increased 90 basis points versus the prior year due primarily to the impact of improved efficiencies resulting from receding bottlenecks and shortages,as well as the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin increased 70 basis points compared to 2022 after eliminating the impact of mark-to-market, separation costs and foreign currency.

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

Interest expense
For the quarters ended July 1, 2023 and July 2, 2022, interest expense was $82 million and $54 million, respectively. For the year-to-date periods ended July 1, 2023 and July 2, 2022, interest expense was $162 million and $110 million. The increase from the prior year quarter is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year.

Income Taxes
Our reported effective tax rate for the quarters ended July 1, 2023 and July 2, 2022 was 22% and 23%, respectively.
Our adjusted effective tax rate for the quarters ended July 1, 2023 and July 2, 2022 was 22% and 24%, respectively.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Reported income taxes	$104	$97	$190	$209
Mark-to-market	(4)	(25)	(18)	(5)
Separation costs	(20)	(1)	(32)	(1)
Business and portfolio realignment	4	(1)	3	(5)
Adjusted income taxes	$124	$124	$237	$220
Reported effective income tax rate	22.4%	23.0%	22.4%	21.9%
Mark-to-market	(0.1)%	(0.6)%	(0.2)%	0.1%
Separation costs	(0.5)%	—%	(0.3)%	—%
Business and portfolio realignment	0.8%	0.1%	0.4%	(0.3)%
Adjusted effective income tax rate	22.2%	23.5%	22.5%	22.0%
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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $2.2 billion as of July 1, 2023 and December 31, 2022.

The following table reflects net debt amounts:

(millions, unaudited)	July 1, 2023	December 31, 2022
Notes payable	$461	$467
Current maturities of long-term debt	1,199	780
Long-term debt	5,078	5,317
Total debt liabilities	$6,738	$6,564
Less:
Cash and cash equivalents	(308)	(299)
Net debt	$6,430	$6,265

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	July 1, 2023	July 2, 2022
Net cash provided by (used in):
Operating activities	644	$805
Investing activities	(344)	(318)
Financing activities	(299)	(383)
Effect of exchange rates on cash and cash equivalents	8	(67)
Net increase (decrease) in cash and cash equivalents	$9	$37

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the quarter ended July 1, 2023, totaled $644 million compared to $805 million in the prior year period. The decrease is due primarily to incremental separation costs and incentive compensation.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately two days and negative 10 days for the 12 month periods ended July 1, 2023 and July 2, 2022, respectively. The increase is due primarily to days sales in inventory, which are lapping the impact of the 2021 fire and strike in our North America cereal business.
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

	Quarter ended
(millions)	July 1, 2023	July 2, 2022
Net cash provided by operating activities	$644	$805
Additions to properties	(339)	(267)
Cash flow	$305	$538
Our non-GAAP measure for cash flow decreased to $305 million in the quarter ended July 1, 2023, from $538 million in the prior year due primarily to higher capital expenditures, incremental separation costs, and incentive compensation.

Investing activities
Our net cash used in investing activities totaled $344 million for the quarter ended July 1, 2023 compared to $318 million in the comparable prior year period due primarily to higher capital expenditures.

Financing activities
Our net cash used in financing activities for the quarter ended July 1, 2023 totaled $299 million compared to cash used of $383 million during the comparable prior year period. The year-over-year variance was driven by the repurchase of $60 million of our common stock during the current year-to-date period versus $300 million in the prior year-to-date period. This impact was partially offset by lower proceeds from the issuance of common stock related to equity-based compensation in the current year.

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
Total purchases for the quarter ended April 2, 2022, were 5 million shares for $300 million. During the quarter and year-to-date periods ended July 1, 2023, the Company repurchased approximately 1 million shares of common stock for a total of $60 million.

We paid cash dividends of $404 million in the year-to-date period ended July 1, 2023, compared to $394 million during the comparable prior year period. In July 2023, the Board of Directors declared a dividend of $.60 per common share, payable on September 15, 2023 to shareholders of record at the close of business on September 1, 2023.

We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of July 1, 2023, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of July 1, 2023.

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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $1.1 billion, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. During 2023 the Company amended the agreements to increase the previous maximum receivables sold limit from approximately $920 million as of December 31, 2022. Accounts receivable sold of $999 million and $865 million remained outstanding under this arrangement as of July 1, 2023 and December 31, 2022, respectively.

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

Future outlook

Reflecting its strong year-to-date results, underlying trends, and confidence in its outlook, Kellogg Company has updated its full-year 2023 guidance as follows:

•Raises its organic-basis net sales growth guidance to approximately +7%, from its prior guidance of +6% to +7% reflecting the strength of its first half results. The guidance continues to assume price/mix growth, and a gradual rise in price elasticities.

•Raises its guidance for adjusted-basis operating profit growth to +9% to +10% on a currency-neutral basis, from its prior guidance of +8 to +10%. This reflects earlier-than-expected progress toward profit margin recovery.

•Raises its guidance for an adjusted-basis earnings per share decline to (1)% to (2)% on a currency-neutral basis, from prior guidance of approximately (1)% to (3)%, despite significant year-on-year pressure from the impact on pension income and interest expense of lower financial asset values and higher interest rates.

•Affirms for net cash provided by operating activities to be approximately $1.7 - $1.8 billion, with capital expenditure of approximately $0.7 billion, resulting in affirming its guidance for cash flow of approximately $1.0 - $1.1 billion. This is below 2022 levels due primarily to approximately $0.3 billion of up-front charges and capital expenditure related to the Company's pending separation, without which cash flow would be higher year on year.

For simplicity reasons, this guidance assumes that the spin-off of the Company's North American cereal business takes place on December 31, 2023.
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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2023:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Separation costs (pre-tax)		$230M - $240M	$0.67 - $0.70
Business and portfolio realignment (pre-tax)		$20M-$25M	$0.06 - $0.07
Income tax impact applicable to adjustments, net**			$0.13 - $0.18
Currency-neutral adjusted guidance*		~ 9-10%	~(1)-(2)%
Organic guidance*	~7%
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
Refer to disclosures contained within Item 7A of our 2022 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 1, 2023.

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

During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 5% of our consolidated assets as of July 1, 2023, compared to 8% as of December 31, 2022. Net sales of our Nigerian business were 8% of our consolidated net sales year-to-date period ended July 1, 2023, but could become a smaller percentage of our overall sales if exchange rates as of the quarter ended July 1, 2023, persist throughout the remainder of 2023.

Additionally, due to the devaluation of the Naira in June 2023 and the accounting method used by the Company to record the results of operations of TAF on a one-month-lag, the company expects to record additional foreign currency translation adjustments on the value of the TAF investment during the third quarter of 2023. Based on the foreign currency exchange rates at the end of June 2023, the adjustment is expected to result in translation losses of approximately $120 million through other comprehensive income.

During the year-to-date period ended July 1, 2023, we settled certain U.S. Dollar forward starting interest rate swaps with notional amounts totaling approximately $700 million, resulting in a realized gain of approximately $60 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate U.S. Dollar debt, once issued. During the year-to-date period ended July 1, 2023, we also entered into U.S. forward starting interest rate swaps with notional amounts totaling approximately $300 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar debt. These swaps were designated as cash flow hedges.

During the year-to-date period ended July 1, 2023, we settled certain euro forward starting interest rate swaps with notional amounts totaling approximately €200 million, resulting in a realized gain of approximately $11 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate euro debt, once issued. During the year-to-date period ended July 1, 2023, we also entered into euro forward starting interest rate swaps with notional amounts totaling approximately €200 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate euro debt. These swaps were designated as cash flow hedges.

We have interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $89 million as of July 1, 2023. We had interest rate contracts with notional amounts totaling $2.7 billion representing a net settlement obligation of $23 million as of December 31, 2022.

During the year-to-date period ended July 1, 2023, we settled cross currency swaps with notional amounts totaling approximately €182 million, resulting in a gain of $17 million. These cross currency swaps were accounted for as net investment hedges and the related gain was recorded in accumulated other comprehensive income. During the year-to-date period ended July 1, 2023, we also entered into cross currency swaps with notional amounts totaling approximately €400 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $2.0 billion outstanding as of July 1, 2023 representing a net settlement receivable of $47 million. The total notional amount of cross currency swaps outstanding as of December 31, 2022 was $2.0 billion representing a net settlement receivable of $124 million.

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

Events such as the ongoing war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year-to-date period ended July 1, 2023, we continue to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges eased. We expect input cost inflation to moderate in the second half of 2023.

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
As of July 1, 2023, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes during the quarter ended July 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended July 1, 2023.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/2/2023 - 4/29/2023	—	$—	—	$1,500
Month #2:
4/30/2023 - 5/27/2023	0.9	$68.60	60.0	$1,440
Month #3:
5/28/2023 - 7/1/2023	—	$—	—	$1,440
Total	0.9		60.0

Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

10.1	Amendment to the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan*
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: August 3, 2023

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
10.1	Amendment to the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan*	E
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

* A management contract or compensatory plan required to be filed with this Report.