Form 10-Q
period 2023-09-30
KELLANOVA
filed 2023-11-08
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-4171
Kellanova

State of Incorporation—	Delaware	IRS Employer Identification No.	38-0710690
412 N. Wells Street, Chicago , IL 60654
Registrant’s telephone number: 269-961-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.25 par value per share	K	New York Stock Exchange
1.000% Senior Notes due 2024	K 24	New York Stock Exchange
1.250% Senior Notes due 2025	K 25	New York Stock Exchange
0.500% Senior Notes due 2029	K 29	New York Stock Exchange
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 28, 2023 — 342,519,743 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellanova and Subsidiaries (formerly known as Kellogg Company)
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
Current assets
Cash and cash equivalents	$1,099	$299
Accounts receivable, net	1,876	1,736
Inventories	1,632	1,768
Other current assets	379	383
Total current assets	4,986	4,186
Property, net	3,762	3,789
Operating lease right-of-use assets	605	617
Goodwill	5,496	5,686
Other intangibles, net	2,065	2,296
Investments in unconsolidated entities	194	432
Other assets	1,587	1,490
Total assets	$18,695	$18,496
Current liabilities
Current maturities of long-term debt	$1,193	$780
Notes payable	353	467
Accounts payable	2,789	2,973
Current operating lease liabilities	127	121
Accrued advertising and promotion	886	766
Accrued salaries and wages	305	370
Other current liabilities	871	872
Total current liabilities	6,524	6,349
Long-term debt	5,530	5,317
Operating lease liabilities	471	486
Deferred income taxes	702	760
Pension liability	722	709
Other liabilities	469	500
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,070	1,068
Retained earnings	9,509	9,197
Treasury stock, at cost	(4,692)	(4,721)
Accumulated other comprehensive income (loss)	(1,954)	(1,708)
Total Kellanova equity	4,038	3,941
Noncontrolling interests	239	434
Total equity	4,277	4,375
Total liabilities and equity	$18,695	$18,496
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries (formerly known as Kellogg Company)
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$3,939	$3,946	$12,033	$11,482
Cost of goods sold	2,596	2,793	8,147	8,027
Selling, general and administrative expense	861	785	2,455	2,155
Operating profit	482	368	1,431	1,300
Interest expense	83	39	245	149
Other income (expense), net	(24)	54	38	188
Income before income taxes	375	383	1,224	1,339
Income taxes	104	74	294	283
Earnings (loss) from unconsolidated entities	(1)	3	4	6
Net income	270	312	934	1,062
Net income (loss) attributable to noncontrolling interests	1	2	10	4
Net income attributable to Kellanova	$269	$310	$924	$1,058
Per share amounts:
Basic earnings	$0.79	$0.91	$2.70	$3.11
Diluted earnings	$0.78	$0.90	$2.68	$3.09
Average shares outstanding:
Basic	342	341	342	340
Diluted	345	344	345	343
Actual shares outstanding at period end			343	341
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries (formerly known as Kellogg Company)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended			Year-to-date period ended
	September 30, 2023			September 30, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$270			$934
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(134)	$1	(133)	$(475)	$3	(472)
Net investment hedges:
Net investment hedges gain (loss)	111	(26)	85	17	(4)	13
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	40	(10)	30	37	(9)	28
Reclassification to net income	2	(1)	1	7	(2)	5
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(2)	—	(2)
Available-for-sale securities:
Unrealized gain (loss)	(1)	—	(1)	—	—	—
Reclassification to net income	1	—	1	1	—	1
Other comprehensive income (loss)	$18	$(36)	$(18)	$(415)	$(12)	$(427)
Comprehensive income			$252			$507
Net Income attributable to noncontrolling interests			1			10
Other comprehensive income (loss) attributable to noncontrolling interests			(7)			(181)
Comprehensive income attributable to Kellanova			$258			$678

	Quarter ended			Year-to-date period ended
	October 1, 2022			October 1, 2022
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$312			$1,062
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(249)	$4	(245)	$(509)	$6	(503)
Net investment hedges:
Net investment hedges gain (loss)	260	(68)	192	616	(162)	454
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	62	(16)	46	213	(56)	157
Reclassification to net income	(14)	3	(11)	(6)	1	(5)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(2)	1	(1)
Available-for-sale securities:
Unrealized gain (loss)	(2)	—	(2)	(6)	—	(6)
Reclassification to net income	1	—	1	1	—	1
Other comprehensive income (loss)	$58	$(77)	$(19)	$307	$(210)	$97
Comprehensive income			$293			$1,159
Net Income attributable to noncontrolling interests			2			4
Other comprehensive income (loss) attributable to noncontrolling interests			(22)			(26)
Comprehensive income attributable to Kellanova			$313			$1,181
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries (formerly known as Kellogg Company)
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended September 30, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, July 1, 2023	421	$105	$1,056	$9,447	79	$(4,700)	$(1,943)	$3,965	$256	$4,221
Common stock repurchases					—	—		—		—
Net income				269				269	1	270
Dividends declared ($0.60 per share)				(205)				(205)		(205)
Distributions to noncontrolling interest								—	(11)	(11)
Other comprehensive income (loss)							(11)	(11)	(7)	(18)
Stock compensation			19					19		19
Stock options exercised, issuance of other stock awards and other			(5)	(2)	—	8		1		1
Balance, September 30, 2023	421	$105	$1,070	$9,509	79	$(4,692)	$(1,954)	$4,038	$239	$4,277

	Year-to-date period ended September 30, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Common stock repurchases					1	(60)		(60)		(60)
Net income				924				924	10	934
Dividends declared ($1.78 per share)				(610)				(610)		(610)
Distributions to noncontrolling interest								—	(24)	(24)
Other comprehensive income (loss)							(246)	(246)	(181)	(427)
Stock compensation			62					62		62
Stock options exercised, issuance of other stock awards and other			(60)	(2)	(1)	89		27		27
Balance, September 30, 2023	421	$105	$1,070	$9,509	79	$(4,692)	$(1,954)	$4,038	$239	$4,277

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries (formerly known as Kellogg Company)
CONSOLIDATED STATEMENT OF EQUITY (cont.)
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended October 1, 2022
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, July 2, 2022	421	$105	$1,008	$9,387	81	$(4,817)	$(1,601)	$4,082	$476	$4,558
Net income				310				310	2	312
Dividends declared ($0.59 per share)				(202)				(202)		(202)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							3	3	(22)	(19)
Stock compensation			21					21		21
Stock options exercised and other			(2)	4	(1)	67		69		69
Balance, October 1, 2022	421	$105	$1,027	$9,499	80	$(4,750)	$(1,598)	$4,283	$455	$4,738

	Year-to-date period ended October 1, 2022
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income				1,058				1,058	4	1,062
Dividends declared ($1.75 per share)				(596)				(596)		(596)
Distributions to noncontrolling interest								—	(18)	(18)
Other comprehensive income							123	123	(26)	97
Stock compensation			56					56		56
Stock options exercised and other			(52)	9	(5)	265		222		222
Balance, October 1, 2022	421	$105	$1,027	$9,499	80	$(4,750)	$(1,598)	$4,283	$455	$4,738
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries (formerly known as Kellogg Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Year-to-date period ended
	September 30, 2023	October 1, 2022
Operating activities
Net income	$934	$1,062
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	338	351
Postretirement benefit plan expense (benefit)	(105)	(189)
Deferred income taxes	—	26
Stock compensation	62	56
Loss on Russia divestiture	113	—
Other	9	(16)
Postretirement benefit plan contributions	(13)	(17)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(229)	(526)
Inventories	69	(343)
Accounts payable	(32)	501
All other current assets and liabilities	254	275
Net cash provided by (used in) operating activities	1,400	1,180
Investing activities
Additions to properties	(506)	(350)
Issuance of notes receivable	(4)	—
Repayments from notes receivable	—	10
Purchases of available for sale securities	(15)	(15)
Sales of available for sale securities	15	14
Settlement of net investment hedges	29	37
Other	9	(8)
Net cash provided by (used in) investing activities	(472)	(312)
Financing activities
Net issuances (reductions) of notes payable	(115)	37
Issuances of long-term debt	896	—
Reductions of long-term debt	(227)	(33)
Net issuances of common stock	51	244
Common stock repurchases	(60)	(300)
Cash dividends	(610)	(596)
Other	(55)	(17)
Net cash provided by (used in) financing activities	(120)	(665)
Effect of exchange rate changes on cash and cash equivalents	(8)	(116)
Increase (decrease) in cash and cash equivalents	800	87
Cash and cash equivalents at beginning of period	299	286
Cash and cash equivalents at end of period	$1,099	$373

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$107	$75
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended September 30, 2023 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information of Kellanova (the Company), formerly Kellogg Company, included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. The accompanying unaudited financial statements also include the historical results of WK Kellogg Co, as the separation was completed on October 2, 2023. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2022 Annual Report on Form 10-K.

The balance sheet information at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended September 30, 2023 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Certain prior period amounts have been reclassified to conform with current period presentation.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.

The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of September 30, 2023, $1.0 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 31, 2022, $1.1 billion of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.

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

Note 2 Separation transaction
During 2022, Kellogg Company announced its intent to separate its North American cereal business, via tax-free spin-off, resulting in two independent public companies, Kellanova (formerly Kellogg Company) and WK Kellogg Co.

In preparation of the separation, the Company incurred pre-tax charges related to the separation of $56 million and $184 million for the quarter and year-to-date period ended September 30, 2023, respectively, including $3 million and $21 million recorded in COGS, respectively, and $53 million and $163 million recorded in SG&A, respectively. The Company incurred pre-tax charges of $18 million and $22 million for the quarter and year-to-date period ended October 1, 2022, respectively, all of which were recorded in SG&A. These charges were primarily related to legal and consulting costs.

In connection with the separation, WK Kellogg Co entered into several agreements with Kellanova that govern the relationship of the parties following the Spin-Off including a Separation and Distribution Agreement, a Manufacturing and Supply Agreement, a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement, and various lease agreements

On October 2, 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. As a result of the distribution, Kellanova shareholders of record on September 21, 2023, received one share of WK Kellogg Co common stock for every four shares of Kellanova common stock. On October 2, 2023, WK Kellogg Co began trading as an independent publicly traded company under the stock symbol “KLG” on the New York Stock Exchange and Kellanova continued trading under the stock symbol "K".

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 30, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $957 million and $865 million remained outstanding under these arrangements as of September 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $14 million and $40 million for the quarter and year-to-date period ended September 30, 2023, respectively and was $6 million and $11 million for the quarter and year-to-date period ended October 1, 2022. The recorded loss is included in Other income and expense (OIE).
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $40 million and $31 million remained outstanding under these programs as of September 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.

Note 4 Divestiture
Russia
In July 2023 the Company completed the sale of its Russian business. As a result of completing the transaction, the Company derecognized net assets of approximately $65 million and recorded a non-cash loss on the transaction of approximately $113 million in OIE, primarily related to the release of historical currency translation adjustments. The business was part of the Europe reportable segment and the sale resulted in a complete exit from the Russian market. The business in Russia represented approximately 1% of consolidated Kellanova net sales.
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

During the third quarter of 2023, the devaluation of the Nigerian Naira required an additional foreign currency translation adjustment. Based on the foreign currency exchange rates at the end of August 2023 and the accounting method used by the Company to record the results of operations of TAF on a one-month lag, the adjustment resulted in additional translation losses of approximately $129 million recognized in other comprehensive income.
Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were approximately 6 million and 4 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended September 30, 2023, respectively. There were approximately 2 million and 4 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended October 1, 2022, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended September 30, 2023 and October 1, 2022.

Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the year-to-date period ended September 30, 2023, the Company repurchased approximately 1 million shares of common stock for a total of $60 million. During the year-to-date period ended October 1, 2022, the Company repurchased approximately 5 million shares of common stock for a total of $300 million.

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
Accumulated other comprehensive income (loss), net of tax, as of September 30, 2023 and December 31, 2022 consisted of the following:

(millions)	September 30, 2023	December 31, 2022
Foreign currency translation adjustments	$(2,401)	$(2,111)
Net investment hedges gain (loss)	295	282
Cash flow hedges — net deferred gain (loss)	183	150
Postretirement and postemployment benefits:
Net experience gain (loss)	—	2
Prior service credit (cost)	(27)	(27)
Available-for-sale securities unrealized net gain (loss)	(4)	(4)
Total accumulated other comprehensive income (loss)	$(1,954)	$(1,708)
Note 7 Notes payable and long-term debt
The following table presents the components of Notes payable at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$—	5.44%	$330	4.46%
Bank borrowings	353		137
Total	$353		$467

On September 29, 2023, in connection with the planned separation, WK Kellogg Co entered into a Credit Agreement (the “Credit Agreement”), consisting of a $500 million (the "Term Loan"), $250 million delayed draw term loan, and $350 million equivalent multicurrency revolving credit facility (collectively, the “Credit Facility”).

The Credit Facility has an initial term of five years and matures on September 29, 2028. Interest on the loans under the Credit Agreement are to be calculated by reference to Secured Overnight Financing Rate (“SOFR”) or an alternative base rate, plus an interest rate margin equal to (x) in the case of SOFR loans, 1.75% and (y) in the case of alternate base rate loans, 0.75%, each with related step-ups and step-downs based on WK Kellogg Co’s consolidated net leverage ratio as defined by the Credit Agreement. Interest expense for the quarter and year-to-date period ended September 30, 2023 was immaterial.

Under the Credit Facility, WK Kellogg Co has the right at any time, subject to customary conditions, to request incremental term loans or an increase to the revolving credit facility in an aggregate principal amount of (i) up to the greater of (x) $250 million and (y) 100% of Consolidated EBITDA, as defined in the Credit Agreement, for the preceding four fiscal quarters of WK Kellogg Co. Any such addition of or increase in loans will be subject to certain customary conditions precedent and other provisions.

The Credit Facility also contains customary mandatory prepayments, including with respect to asset sale proceeds and proceeds from certain occurrences of indebtedness. WK Kellogg Co may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty.

The Term Loan amortizes in equal quarterly installments in an aggregate annual amount equal to 2.50% in year one, 5.00% in year two and three, 7.50% in year four and 10.00% in year five, of the original principal amount thereon, with the balance being payable on the date that is five years after the closing of the Credit Facility.

The obligations under the Credit Facility (collectively, “Credit Facility Obligations”) are guaranteed (the “Credit Facility Guarantees”) exclusively by the existing and future direct and indirect subsidiaries of WK Kellogg Co (in such capacity, the “Credit Facility Guarantors”). The Credit Facility Obligations are expected to be secured by first priority liens on substantially all assets, subject to customary exceptions, of WK Kellogg Co and the Credit Facility Guarantors. The Credit Facility Guarantee and security interest of a Credit Facility Guarantor may be released where such Credit Facility Guarantor ceases to be a consolidated subsidiary of WK Kellogg Co pursuant to a transaction permitted under the Credit Facility. The Credit Facility contains various covenants, including, for example, those that restrict WK Kellogg Co's ability and the ability of their consolidated subsidiaries to incur certain types of indebtedness or to grant certain liens on their respective property or assets.

WK Kellogg Co incurred $7 million of debt issuance costs, of which $5 million is related to the term loan and is reflected as a reduction in long-term debt, and $2 million is related to the revolving credit facility and is reflected in other assets.

As of September 30, 2023, WK Kellogg Co borrowings under the Credit Facility included a $500 million term loan, of which $9 million represents the current portion, and $164 million of borrowings under the revolving credit facility was recognized as notes payable.

During the first quarter of 2023, Kellanova issued $400 million of ten-year 5.25% Notes due 2033, resulting in net proceeds after discount and underwriting commissions of $396 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of the $210 million 2.75% Notes when they matured on March 1, 2023, and repayment of a portion of commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In connection with the debt issuance, Kellanova terminated forward starting interest rate swaps with notional amounts totaling $400 million, resulting in a gain of $47 million in the first quarter of 2023. These derivatives were accounted for as cash flow hedges. The total net gain of $91 million, including those realized in prior periods, were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement is 3.06% at April 1, 2023.
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

In connection with the planned separation transaction, the company amended and legally split certain pension and postretirement benefit plans, several remeasurements occurred during the third quarter of 2023.

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$6	$6	$18	$23
Interest cost	44	34	132	91
Expected return on plan assets	(54)	(57)	(161)	(200)
Amortization of unrecognized prior service cost	2	2	7	7
Recognized net loss (gain)	10	(15)	10	(46)
Total pension income	$8	$(30)	$6	$(125)

For the quarter and year-to-date periods ended September 30, 2023, the Company recognized a loss of $10 million related to the remeasurement of a U.S. pension plan. The remeasurement was due to the amendment of the plan to split the pension plan in anticipation of the separation transaction. The remeasurement recognized was due primarily to a lower than expected return on plan assets.

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

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$2	$2	$5	$8
Interest cost	11	6	31	18
Expected return on plan assets	(25)	(28)	(73)	(83)
Amortization of unrecognized prior service cost	(2)	(2)	(7)	(7)
Recognized net (gain) loss	(67)	—	(67)	—
Total postretirement benefit income	$(81)	$(22)	$(111)	$(64)

For the quarter and year-to-date periods ended September 30, 2023, the Company recognized a gain of $67 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of separating the other postretirement benefit plans impacted by the separation transaction. The remeasurements recognized were due primarily to a higher than expected return on plan assets.

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Service cost	$1	$—	$2	$2
Interest cost	1	1	2	1
Recognized net experience gain	(1)	—	(2)	(2)
Total postemployment expense	$1	$1	$2	$1
For the quarter and year-to-date periods ended September 30, 2023, the Company recognized a gain of $1 million and $2 million, respectively, related to the remeasurement of a U.S. postemployment benefit plan. The remeasurement was the result of separating the postemployment plan impacted by the separation transaction. The remeasurement recognized was due primarily to a higher than expected return on plan assets.

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

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 30, 2023	$—	$3	$3
October 1, 2022	$1	$4	$5
Year-to-date period ended:
September 30, 2023	$—	$13	$13
October 1, 2022	$2	$15	$17
Full year:
Fiscal year 2023 (projected)	$5	$21	$26
Fiscal year 2022 (actual)	$3	$20	$23

Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 9 Income taxes
The consolidated effective tax rate for the quarters ended September 30, 2023 and October 1, 2022 was 28% and 19%, respectively. The consolidated effective tax rates for the year-to-date periods ended September 30, 2023 and October 1, 2022 was 24% and 21%, respectively.

The increase in effective tax rate for the quarter ended September 30, 2023 versus the prior year quarter is due to zero tax benefit recognized on the $113 million loss incurred on the divestiture of the Russia business.

As of September 30, 2023, the Company classified $11 million of unrecognized tax benefits as a current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of September 30, 2023 was $34 million. Of this balance, $28 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

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
Total notional amounts of the Company’s derivative instruments as of September 30, 2023 and December 31, 2022 were as follows:

(millions)	September 30, 2023	December 31, 2022
Foreign currency exchange contracts	$2,826	$2,502
Cross-currency contracts	1,925	1,983
Interest rate contracts	2,251	2,657
Commodity contracts	376	230
Total	$7,378	$7,372
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 30, 2023 and December 31, 2022, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 30, 2023 or December 31, 2022.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 30, 2023 and December 31, 2022:
Derivatives designated as hedging instruments

	September 30, 2023			December 31, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$77	$77	$—	$88	$88
Other assets	—	25	25	—	36	36
Interest rate contracts:
Other current assets	—	23	23	—	45	45
Other assets	—	—	—	—	25	25
Total assets	$—	$125	$125	$—	$194	$194
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$—	$—	$—	$—	$—
Other liabilities	—	—	—	—	—	—
Interest rate contracts(a):
Other current liabilities	—	(16)	(16)	—	—	—
Other liabilities	—	(62)	(62)	—	(86)	(86)
Total liabilities	$—	$(78)	$(78)	$—	$(86)	$(86)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.0 billion as of September 30, 2023 and $1.1 billion as of December 31, 2022.

Derivatives not designated as hedging instruments

	September 30, 2023			December 31, 2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$56	$56	$—	$74	$74
Other assets	—	7	7	—	14	14
Interest rate contracts:
Other current assets	—	9	9	—	4	4
Other assets	—	11	11	—	14	14
Commodity contracts:
Other current assets	4	—	4	4	—	4
Total assets	$4	$83	$87	$4	$106	$110
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(49)	$(49)	$—	$(50)	$(50)
Other liabilities	—	(3)	(3)	—	(9)	(9)
Interest rate contracts:
Other current liabilities	—	(11)	(11)	—	(7)	(7)
Other liabilities	—	(14)	(14)	—	(18)	(18)
Commodity contracts:
Other current liabilities	(12)	—	(12)	(2)	—	(2)
Total liabilities	$(12)	$(77)	$(89)	$(2)	$(84)	$(86)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $1.6 billion as of September 30, 2023 and December 31, 2022, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of September 30, 2023 and December 31, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate contracts	Current maturities of long-term debt	$897	$483	$3	$(3)
Interest rate contracts	Long-term debt	$1,623	$2,250	$(59)	$(74)
(a) The fair value adjustment related to current maturities of long-term debt includes $3 million and ($3) million from discontinued hedging relationships as of September 30, 2023 and December 31, 2022, respectively. The fair value adjustment related to long-term debt includes $3 million and $13 million from discontinued hedging relationships as of September 30, 2023 and December 31, 2022, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022 would be adjusted as detailed in the following table:

As of September 30, 2023:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$212	$(138)	$25	$99
Total liability derivatives	$(167)	$138	$29	$—

As of December 31, 2022:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$304	$(153)	$(33)	$118
Total liability derivatives	$(172)	$153	$19	$—

During the quarter and year-to-date periods ended September 30, 2023, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $14 million and $85 million, respectively. During the quarter and year-to-date periods ended October 1, 2022, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $83 million and $165 million, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued. During the quarter ended October 1, 2022, the Company recognized an $18 million gain related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

During the quarter and year-to-date periods ended September 30, 2023, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $12 million and $29 million, respectively. During the year-to-date period ended October 1, 2022, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $37 million. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2023 and October 1, 2022 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign currency denominated long-term debt	$44	$137	$—	$—
Cross-currency contracts	67	123	14	11	Interest expense
Total	$111	$260	$14	$11

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 30, 2023	October 1, 2022
Foreign currency exchange contracts	COGS	$10	$14
Foreign currency exchange contracts	Other income (expense), net	(1)	(9)
Foreign currency exchange contracts	SG&A	1	3
Interest rate contracts	Interest expense	—	1
Commodity contracts	COGS	(22)	(1)
Total		$(12)	$8

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 30, 2023 and October 1, 2022 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Foreign currency denominated long-term debt	$10	$339	$—	$—
Cross-currency contracts	7	277	42	28	Interest expense
Total	$17	$616	$42	$28

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 30, 2023	October 1, 2022
Foreign currency exchange contracts	COGS	$(4)	$34
Foreign currency exchange contracts	Other income (expense), net	(11)	(18)
Foreign currency exchange contracts	SGA	(4)	8
Interest rate contracts	Interest expense	—	3
Commodity contracts	COGS	(85)	33
Total		$(104)	$60

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended September 30, 2023 and October 1, 2022:

	September 30, 2023	October 1, 2022
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$83	$39
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(1)	35
Derivatives designated as hedging instruments	2	(34)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	14

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended September 30, 2023 and October 1, 2022:

	September 30, 2023	October 1, 2022
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$245	$149
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(5)	89
Derivatives designated as hedging instruments	8	(85)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(7)	6

During the next 12 months, the Company expects $10 million of net deferred losses reported in AOCI at September 30, 2023 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position when the value exceeds certain thresholds with each counterparty. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. The collateral posting requirements as of September 30, 2023, triggered by threshold contingent features was not material.

Other fair value measurements
Available for sale securities

	September 30, 2023			December 31, 2022
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$50	$(4)	$46	$52	$(5)	$47

During the year-to-date period ended September 30, 2023, the Company sold approximately $15 million of investments in level 2 corporate bonds. The resulting loss was approximately $1 million and recorded in Other income and (expense). Also during the year-to-date period ended September 30, 2023, the Company purchased approximately $15 million in level 2 corporate bonds. During the year-to-date period ended October 1, 2022, the Company sold level 2 corporate bonds for approximately $14 million. The resulting loss approximately $1 million and recorded in Other income and (expense). Also during the year-to-date period ended October 1, 2022, the Company purchased approximately $15 million in level 2 corporate bonds.

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

Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of September 30, 2023 and December 31, 2022. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.2 billion and $5.5 billion, respectively, as of September 30, 2023. The fair value and carrying value of the Company's long-term debt was $5.1 billion and $5.3 billion, respectively, as of December 31, 2022.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $43 million, net of collateral already received from those counterparties, as of September 30, 2023.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 30, 2023, the Company posted $22 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
Note 11 Reportable segments
Kellanova is a leading producer of snacks, cereal, and frozen foods. It is the second largest producer of crackers, and a leading producer of savory snacks and cereal. Additional product offerings include toaster pastries, cereal bars, veggie foods and noodles. Kellanova products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, Nigeria, Canada, Mexico, and Australia.
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales
North America	$2,329	$2,338	$7,042	$6,696
Europe	616	562	1,888	1,749
Latin America	338	282	966	826
AMEA	657	767	2,139	2,217
Total Reportable Segments	3,940	3,949	12,035	11,488
Corporate	(1)	(3)	(2)	(6)
Consolidated	$3,939	$3,946	$12,033	$11,482
Operating profit
North America	$312	$322	$1,048	$1,043
Europe	97	75	293	280
Latin America	42	29	105	82
AMEA	63	64	204	192
Total Reportable Segments	514	490	1,650	1,597
Corporate	(32)	(122)	(219)	(297)
Consolidated	$482	$368	$1,431	$1,300
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Snacks	$2,040	$1,943	$6,114	$5,635
Cereal	1,368	1,355	4,155	3,978
Frozen	281	281	838	829
Noodles and other	250	367	926	1,040
Consolidated	$3,939	$3,946	$12,033	$11,482
Note 12 Supplemental financial statement data

Consolidated Balance Sheet
(millions)	September 30, 2023 (unaudited)	December 31, 2022
Trade receivables	$1,657	$1,449
Allowance for credit losses	(16)	(13)
Refundable income taxes	23	82
Other receivables	212	218
Accounts receivable, net	$1,876	$1,736
Raw materials and supplies	$399	$426
Finished goods and materials in process	1,233	1,342
Inventories	$1,632	$1,768
Intangible assets not subject to amortization	$1,854	$1,969
Intangible assets subject to amortization, net	211	327
Other intangibles, net	$2,065	$2,296

KELLANOVA (formerly known as Kellogg Company)
PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellanova, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this report. Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands.  We record net sales upon delivery of shipments to our customers.  Consumption and share data noted within is based on Nielsen x-AOC or other comparable source, for the applicable period. Consumption refers to consumer purchases of our products from our customers. Unless otherwise noted, consumption and shipment trends are materially consistent.

Consumers count on Kellanova for great-tasting, high-quality and nutritious foods. Currently, these foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellanova products are manufactured and marketed globally.

Separation transaction
During 2022, the Company announced its intent to separate its North American cereal business, via tax-free spin-off. The transaction was completed on October 2, 2023, resulting in two independent public companies, Kellanova and WK Kellogg Co.

Nigerian Naira
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 5% of our consolidated assets as of September 30, 2023, compared to 8% as of December 31, 2022. Net sales of our Nigerian business were 7% of our consolidated net sales for the year-to-date period ended September 30, 2023 but could become a smaller percentage of our overall sales if exchange rates as of the end of the third quarter persist throughout the remainder of 2023.

In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD, that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. Due to the devaluation of the Naira and the accounting method used by the Company to record the results of operations of TAF on a one-month-lag, the Company recorded a foreign currency translation adjustment on the value of the TAF investment during the third quarter of 2023. Based on the foreign currency exchange rates at the end of August 2023, the adjustment resulted in translation losses of approximately $129 million through other comprehensive income.
Russia
The war in Ukraine and the related sanctions imposed have increased global economic and geopolitical uncertainty. In March 2022, we suspended all new investments and shipments of all products to Russia. We have no employees or direct operations in Ukraine. Our business in Russia consisted of three manufacturing facilities.

In December 2022 the Company entered into an agreement to sell our Russian business to a third party, pending a number of local government regulatory approvals. In July 2023 the Company completed the sale of the Russian business. As a result of completing the transaction, the Company derecognized net assets of approximately $65 million and recorded a non-cash loss on the transaction of approximately $113 million, primarily related to the release of historical currency translation adjustments. The business was part of the Europe reportable segment and the sale resulted in a complete exit from the Russian market. The business in Russia represented approximately 1% of consolidated Kellanova net sales.

Impacts of the war to our net sales, earnings, and cash flows extends beyond our business in Russia. Regional or global economic recessions, inflation, and supply chain challenges as a result of the war or further escalation could have a material impact on our results.

Inflationary pressures
Events such as the COVID-19 pandemic and the war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended September 30, 2023 we continued to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges have eased. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. Additionally, from time to time we may enter into a combination of fixed price contracts with suppliers and commodity derivative instruments to manage the impact of volatility in the price of raw materials. We continue to expect input cost inflation to moderate during the fourth quarter 2023.

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

Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), currency-neutral adjusted gross profit, currency neutral adjusted gross margin, adjusted effective tax rate, net debt, and free cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

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

•Adjusted: gross profit, gross margin, operating profit, operating margin, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Currency-neutral adjusted: gross profit, gross margin, operating profit, operating margin, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

•Free cash flow: Defined as net cash provided by operating activities reduced by expenditures for property additions. Free cash flow does not represent the residual cash flow available for discretionary expenditures. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases once all of the Company’s business needs and obligations are met. Additionally, certain performance-based compensation includes a component of this non-GAAP measure.

These measures have not been calculated in accordance with GAAP and should not be viewed as a substitute for GAAP reporting measures.

Significant items impacting comparability
Mark-to-market
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $98 million and $26 million for the quarter and year-to-date period ended September 30, 2023, respectively. Included within the aforementioned was a pre-tax mark-to-market gain for pension plans of $57 million for the quarter and year-to-date periods ended September 30, 2023. Additionally, we recorded a pre-tax mark-to-market loss of $43 million and $69 million for the quarter and year-to-date period ended October 1, 2022, respectively. Included within the aforementioned was a pre-tax mark-to-market gain for pension plans of $15 million and $45 million for the quarter and year-to-date period ended October 1, 2022, respectively.

Separation costs
In conjunction with the separation of our North America cereal business, the Company incurred pre-tax charges, primarily related to legal and consulting costs, of $56 million and $184 million for the quarter and year-to-date period ended September 30, 2023. We recorded pre-tax charges of $18 million and $22 million for the quarter and year-to-date periods ended October 1, 2022, respectively.

Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations, of $2 million and $4 million for the quarter and year-to-date periods ended September 30, 2023, respectively. We recorded pre-tax charges of $4 million and $18 million for the quarter and year-to-date period ended October 1, 2022, respectively.

Loss related to divestiture
In July 2023, the Company completed the sale of the Russian business. As a result of completing the transaction, the Company recorded a non-cash loss on the transaction of approximately $113 million, primarily related to the release of historical currency translation adjustments.

Gain related to interest rate swaps
During the third quarter or 2022, the Company recognized a pre-tax gain of $18 million in interest expense related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

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

Financial results
For the quarter ended September 30, 2023, our reported net sales were flat versus the prior year as unfavorable currency and the divestiture of our Russia business offset positive price/mix. Organic net sales increased 4% from the prior year excluding foreign currency and divestitures.

Third quarter reported operating profit increased 31% versus the year-ago quarter primarily due to favorable mark-to-market impacts and continued gross margin recovery, partially offset by higher separation costs. Currency-neutral adjusted operating profit increased 10%, after excluding the impact of mark-to-market, separation costs, and foreign currency translation.

Reported diluted EPS of $0.78 for the quarter decreased 13% compared to the prior year quarter of $0.90 due to the loss on divestiture of our Russia business, higher interest expense, incremental separation costs, and lower pension income. Currency-neutral adjusted diluted EPS of $0.99 for the quarter decreased 2% from the prior year quarter after excluding mark-to-market, separation costs, loss of divestiture, and foreign currency translation.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Reported net income	$269	$310	$924	$1,058
Mark-to-market (pre-tax)	98	(43)	25	(69)
Project K (pre-tax)	—	—	—	—
Separation costs (pre-tax)	(56)	(18)	(184)	(22)
Business and portfolio realignment (pre-tax)	(2)	(4)	(4)	(18)
Gain related to interest rate swaps (pre-tax)	—	18	—	18
Loss on divestiture (pre-tax)	(113)	—	(113)	—
Income tax impact applicable to adjustments, net*	(12)	11	35	22
Adjusted net income	$354	$346	$1,164	$1,127
Foreign currency impact	14	—	7	—
Currency-neutral adjusted net income	$340	$346	$1,157	$1,127
Reported diluted EPS	$0.78	$0.90	$2.68	$3.09
Mark-to-market (pre-tax)	0.28	(0.13)	0.07	(0.20)
Separation costs (pre-tax)	(0.16)	(0.05)	(0.53)	(0.06)
Business and portfolio realignment (pre-tax)	(0.01)	(0.01)	(0.01)	(0.05)
Gain related to interest rate swaps (pre-tax)	—	0.05	—	0.05
Loss on divestiture (pre-tax)	(0.33)	—	(0.33)	—
Income tax impact applicable to adjustments, net*	(0.03)	0.03	0.11	0.06
Adjusted diluted EPS	$1.03	$1.01	$3.37	$3.29
Foreign currency impact	0.04	—	0.02	—
Currency-neutral adjusted diluted EPS	$0.99	$1.01	$3.35	$3.29
Currency-neutral adjusted diluted EPS growth	(2.0)%		1.8%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit

The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2023 versus 2022:

Quarter ended September 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$2,329	$616	$338	$657	$(1)	$3,939
Foreign currency impact	(2)	49	32	(202)	—	(123)
Organic net sales	$2,332	$567	$306	$859	$(1)	$4,062

Quarter ended October 1, 2022
(millions)
Reported net sales	$2,338	$562	$283	$767	$(3)	$3,946
Divestiture	0	38	0	0	0	38
Organic net sales	$2,338	$524	$283	$767	$(3)	$3,908

% change - 2023 vs. 2022:
Reported growth	(0.4)%	9.5%	19.2%	(14.3)%	n/m	(0.2)%
Foreign currency impact	(0.1)%	8.7%	11.3%	(26.4)%	n/m	(3.1)%
Currency-neutral growth	(0.3)%	0.8%	7.9%	12.1%	n/m	2.9%
Divestiture	—%	(7.4)%	—%	—%	n/m	(1.0)%
Organic growth	(0.3)%	8.2%	7.9%	12.1%	n/m	3.9%
Volume (tonnage)	(10.2)%	(7.7)%	(9.2)%	(1.9)%	n/m	(7.4)%
Pricing/mix	9.9%	15.9%	17.1%	14.0%	n/m	11.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$312	$97	$42	$63	$(32)	$482
Mark-to-market	—	—	3	—	39	41
Separation costs	(55)	—	(1)	—	—	(56)
Business and portfolio realignment	(2)	—	—	—	—	(2)
Adjusted operating profit	$369	$97	$40	$63	$(71)	$498
Foreign currency impact	—	8	4	(10)	1	3
Currency-neutral adjusted operating profit	$369	$89	$37	$73	$(72)	$495

Quarter ended October 1, 2022
(millions)
Reported operating profit	$322	$75	$28	$64	$(120)	$368
Mark-to-market	—	—	(1)	—	(58)	(58)
Separation costs	(18)	—	—	—	—	(18)
Business and portfolio realignment	(3)	—	—	—	(1)	(4)
Adjusted operating profit	$342	$76	$29	$64	$(62)	$449

% change - 2023 vs. 2022:
Reported growth	(3.0)%	28.7%	47.5%	(1.5)%	73.2%	30.5%
Mark-to-market	—%	—%	12.9%	—%	86.0%	27.5%
Separation costs	(11.0)%	—%	(4.9)%	—%	—%	(8.6)%
Business and portfolio realignment	0.4%	0.4%	0.7%	—%	0.8%	0.6%
Adjusted growth	7.6%	28.3%	38.8%	(1.5)%	(13.6)%	11.0%
Foreign currency impact	(0.1)%	11.2%	12.3%	(15.7)%	2.4%	0.7%
Currency-neutral adjusted growth	7.7%	17.1%	26.5%	14.2%	(16.0)%	10.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the third quarter was flat versus the prior year due to favorable price/mix offset by the impact of price elasticity and lapping last year's replenishment of trade inventory.

Net sales % change - third quarter 2023 vs. 2022:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.2%	—%	0.2%	—%	0.2%
Cereal	(1.5)%	(0.2)%	(1.3)%	—%	(1.3)%
Frozen	(0.1)%	(0.1)%	—%	—%	—%
North America snacks net sales were flat lapping strong growth in the prior year quarter.

North America cereal net sales decreased 1.5% lapping the prior year replenishment of retailer inventory levels following the 2021 fire and strike.

North America frozen net sales were flat versus the prior year quarter due to rising price elasticity.

North America operating profit decreased 3% as incremental separation costs more than offset the benefit from gross margin recovery during the quarter. Currency-neutral adjusted operating profit increased 8%, after excluding the impact of business and portfolio realignment and separation costs.

Europe
Reported net sales increased 10% as favorable price/mix more than offset the impact of price elasticity and the divestiture of our Russia business. Organic net sales increased 8% after excluding the impact of the divestiture and foreign currency.

Net sales % change - third quarter 2023 vs. 2022:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	18.1%	9.4%	8.7%	(8.5)%	17.2%
Cereal	0.6%	8.0%	(7.4)%	(6.3)%	(1.1)%

Snacks net sales growth was strong across the region, led by Pringles and portable wholesome snacks.

Cereal net sales grew slightly as growth in the U.K. and Ireland was largely offset by declines in continental Europe, as price elasticity continues to rise.

Reported operating profit increased 29% due primarily to gross margin recovery and favorable foreign currency versus prior year quarter. Currency-neutral adjusted operating profit increased 17% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 19% driven by price/mix growth and favorable foreign currency led by our two largest markets in the region, Mexico and Brazil, partially offset by lower volume driven mostly by rising elasticity, price pack architecture changes and SKU rationalization. Organic net sales increased 8%, after excluding the impact of foreign currency.

Net sales % change - third quarter 2023 vs. 2022:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	27.2%	9.8%	17.4%	—%	17.4%
Cereal	14.4%	12.3%	2.1%	—%	2.1%

Snacks net sales increased led by Pringles growth in Mexico and Brazil.

Cereal net sales increased across the region led by strong growth in Mexico and our Pacific sub-region.
Reported operating profit increased 48% as the impact of net sales growth, gross margin recovery, and favorable mark-to-market. Currency-neutral adjusted operating profit increased 27% after excluding the impact of mark-to-market, and foreign currency.
AMEA
Reported net sales decreased 14% due primarily to unfavorable foreign currency as a result of the devaluation of the Nigerian Naira. Organic net sales increased 12% on positive price/mix after excluding the impact of foreign currency.

Net sales % change - third quarter 2023 vs. 2022:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	7.7%	(5.5)%	13.2%	—%	13.2%
Cereal	(1.3)%	(5.3)%	4.0%	—%	4.0%
Noodles and other	(32.3)%	(48.7)%	16.4%	—%	16.4%

Net sales growth in snacks was led by Pringles, which grew net sales across key markets including Australia, Asia, Africa, and the Middle East.

Cereal net sales decreased due to unfavorable foreign currency but grew on an organic basis.

Noodles and other net sales decreased due to unfavorable foreign currency but increased on an organic basis on strong price/mix growth and flat volume.

Reported operating profit decreased 2% due primarily to unfavorable foreign currency translation. Currency-neutral adjusted operating profit increased 14%, after excluding the impact of foreign currency.

Corporate
Reported operating profit increased significantly versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $10 million from the prior year after excluding mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended September 30, 2023 versus October 1, 2022:

Year-to-date period ended September 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$7,042	$1,888	$966	$2,139	$(2)	$12,033
Foreign currency impact	(19)	27	61	(414)	—	(345)
Organic net sales	$7,061	$1,861	$904	$2,553	$(2)	$12,377

Year-to-date period ended October 1, 2022
(millions)
Reported net sales	$6,696	$1,749	$826	$2,217	$(6)	$11,482
Divestiture	—	38	—	—	—	38
Organic net sales	$6,696	$1,711	$826	$2,217	$(6)	$11,444

% change - 2023 vs. 2022:
Reported growth	5.2%	8.0%	16.8%	(3.5)%	n/m	4.8%
Foreign currency impact	(0.3)%	1.6%	7.4%	(18.7)%	n/m	(3.0)%
Currency-neutral growth	5.5%	6.4%	9.4%	15.2%	n/m	7.8%
Divestitures	—%	(2.4)%	—%	—%	n/m	(0.4)%
Organic growth	5.5%	8.8%	9.4%	15.2%	n/m	8.2%
Volume (tonnage)	(7.2)%	(5.8)%	(9.0)%	(1.6)%	n/m	(5.6)%
Pricing/mix	12.7%	14.6%	18.4%	16.8%	n/m	13.8%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$1,048	$293	$106	$204	$(220)	$1,431
Mark-to-market	—	—	(2)	—	(29)	(31)
Separation costs	(182)	—	(2)	—	—	(184)
Business and portfolio realignment	(4)	—	—	—	(1)	(4)
Adjusted operating profit	$1,233	$293	$110	$204	$(190)	$1,649
Foreign currency impact	(3)	5	7	(23)	4	(9)
Currency-neutral adjusted operating profit	$1,236	$288	$102	$227	$(194)	$1,659

Year-to-date period ended October 1, 2022
(millions)
Reported operating profit	$1,043	$280	$82	$192	$(296)	$1,300
Mark-to-market	—	—	(2)	—	(113)	(114)
Separation costs	(22)	—	—	—	—	(22)
Business and portfolio realignment	(15)	—	—	—	(2)	(18)
Adjusted operating profit	$1,080	$280	$84	$192	$(182)	$1,454

% change - 2023 vs. 2022:
Reported growth	0.5%	4.9%	28.9%	6.2%	25.8%	10.0%
Mark-to-market	—%	—%	(0.4)%	—%	30.0%	6.7%
Separation costs	(15.0)%	—%	(2.3)%	—%	—%	(11.3)%
Business and portfolio realignment	1.3%	0.3%	0.6%	—%	0.5%	1.1%
Adjusted growth	14.2%	4.6%	31.0%	6.2%	(4.7)%	13.5%
Foreign currency impact	(0.3)%	1.8%	8.9%	(12.0)%	1.9%	(0.6)%
Currency-neutral adjusted growth	14.5%	2.8%	22.1%	18.2%	(6.6)%	14.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period increased 5% versus the prior year as price/mix and momentum in snacks more than offset the impact of lapping the replenishment of inventory in our North America cereal business following the 2021 fire and strike. Organic net sales increased 6% after excluding the impact of foreign currency.

Net sales % change - third quarter year-to-date 2023 vs. 2022:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	6.2%	(0.2)%	6.4%	—%	6.4%
Cereal	4.9%	(0.5)%	5.4%	—%	5.4%
Frozen	0.9%	(0.3)%	1.2%	—%	1.2%

North America snacks net sales increased led by the performance of its largest brands, Cheez-it, Pringles, Rice, Krispies Treats, Club and Townhouse.

North America cereal net sales increased despite lapping the prior year replenishment of retailer inventory levels following the 2021 fire and strike.
North America operating profit increased 1% compared to the prior year due to higher net sales and lapping of residual fire and strike costs, which more than offset incremental separation costs. Currency-neutral adjusted operating profit increased 15%, after excluding the impact of separation costs and business and portfolio realignment.

Europe
Reported net sales increased 8% as growth in snacks and positive price/mix, and favorable foreign currency translation more than offset the impact of the divestiture. Organic net sales increased 9% after excluding the impact of foreign currency and the divestiture.

Net sales % change - third quarter year-to-date 2023 vs. 2022:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	16.2%	1.9%	14.3%	(2.7)%	17.0%
Cereal	(0.7)%	1.2%	(1.9)%	(2.0)%	0.1%

Cereal net sales declined for the year-to-date period on an as reported basis due to unfavorable foreign currency.

Snacks net sales growth was led by Pringles, despite the divestiture of our business in Russia.

Reported operating profit increased 5% due to higher input costs and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 3% after excluding the impact of foreign currency translation.

Latin America
Reported net sales increased 17% due primarily to growth in snacks across the region, favorable price/mix and favorable foreign currency, partially offset by lower volume driven mostly by price pack architecture changes and SKU rationalization. Organic net sales increased 9%, after excluding the impact of foreign currency.

Net sales % change - third quarter year-to-date 2023 vs. 2022:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	14.4%	4.7%	9.7%	—%	9.7%
Cereal	18.3%	9.2%	9.1%	—%	9.1%

Reported operating profit increased 29% as the impact of higher net sales more than offset input cost inflation. Currency-neutral adjusted operating profit increased 22% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales decreased 4% caused by unfavorable foreign currency primarily due to the devaluation of the Nigerian Naira. Organic net sales increased 15%.

Net sales % change - third quarter year-to-date 2023 vs. 2022:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	8.8%	(7.8)%	16.6%	—%	16.6%
Cereal	(0.6)%	(7.4)%	6.8%	—%	6.8%
Noodles and other	(11.2)%	(31.1)%	19.9%	—%	19.9%

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Noodles and other net sales declined during the year-to-date period due to unfavorable foreign currency.

Reported operating profit increased 6% due primarily to the recovery of gross margins partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 18%, after excluding the impact of foreign currency.

Corporate
Reported operating profit decreased versus the comparable prior year period due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $12 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended September 30, 2023 and October 1, 2022 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	September 30, 2023		October 1, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,343	34.1%	$1,153	29.2%	4.9
Mark-to-market	40	1.0%	(60)	(1.5)%	2.5
Separation costs	(3)	—%	—	—%	—
Business and portfolio realignment	(2)	(0.1)%	(2)	(0.1)%	—
Adjusted	1,307	33.2%	1,215	30.8%	2.4
Foreign currency impact	(3)	0.9%	—	—%	0.9
Currency-neutral adjusted	$1,311	32.3%	$1,215	30.8%	1.5
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter increased 490 basis points versus the prior year due primarily to favorable mark-to-market, improved efficiencies as a result of receding bottlenecks and shortages, as well as the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin increased 150 basis points compared to the third quarter of 2022 after eliminating the impact of mark-to-market, separation costs and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended September 30, 2023 and October 1, 2022 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	September 30, 2023		October 1, 2022		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,885	32.3%	$3,455	30.1%	2.2
Mark-to-market	(27)	(0.2)%	(120)	(1.0)%	0.8
Separation costs	(21)	(0.2)%	—	—%	(0.2)
Business and portfolio realignment	(3)	—%	(9)	(0.1)%	0.1
Adjusted	3,936	32.7%	3,584	31.2%	1.5
Foreign currency impact	(42)	0.6%	—	—%	0.6
Currency-neutral adjusted	$3,979	32.1%	$3,584	31.2%	0.9
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period increased 220 basis points versus the prior year due primarily to favorable mark-to-market, the impact of improved efficiencies resulting from receding bottlenecks and shortages,as well as the impact of productivity and revenue growth management initiatives. Currency-neutral adjusted gross margin increased 90 basis points compared to 2022 after eliminating the impact of mark-to-market, separation costs and foreign currency.

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

Interest expense
For the quarters ended September 30, 2023 and October 1, 2022, interest expense was $83 million and $39 million, respectively. For the year-to-date periods ended September 30, 2023 and October 1, 2022, interest expense was $245 million and $149 million. The increase from the prior year is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year as well as an $18 million gain in the prior year quarter related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

Income Taxes
Our reported effective tax rate for the quarters ended September 30, 2023 and October 1, 2022 was 28% and 19%, respectively.
Our adjusted effective tax rate for the quarters ended September 30, 2023 and October 1, 2022 was 21% and 20%.
The increase in effective tax rate for the quarter ended September 30, 2023 versus the prior year quarter is due to zero tax benefit recognized on the $113 million loss incurred on the divestiture of the Russia business.

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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Reported income taxes	$104	$74	$294	$283
Mark-to-market	25	(11)	6	(16)
Separation costs	(12)	(4)	(45)	(5)
Business and portfolio realignment	—	—	3	(6)
Gain related to interest rate swaps	—	5	—	5
Loss on divestiture	—	—	—	—
Adjusted income taxes	$92	$85	$330	$305
Reported effective income tax rate	27.9%	19.2%	24.1%	21.1%
Mark-to-market	(0.9)%	(0.7)%	—%	(0.1)%
Separation costs	1.1%	(0.2)%	—%	(0.1)%
Business and portfolio realignment	—%	—%	0.3%	(0.1)%
Gain related to interest rate swaps	—%	0.3%	—%	0.1%
Loss on divestiture	7.0%	—%	1.8%	—%
Adjusted effective income tax rate	20.7%	19.7%	22.0%	21.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
We anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We have generated $1.4 billion of operating cash flow through September 30, 3023. We currently have $2.5 billion of ongoing unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2023, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.5 billion and $2.2 billion as of September 30, 2023 and December 31, 2022, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	September 30, 2023	December 31, 2022
Notes payable	$353	$467
Current maturities of long-term debt	1,193	780
Long-term debt	5,530	5,317
Total debt liabilities	$7,076	$6,564
Less:
Cash and cash equivalents	(1,099)	(299)
Net debt	$5,977	$6,265

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 30, 2023	October 1, 2022
Net cash provided by (used in):
Operating activities	1,400	$1,180
Investing activities	(472)	(312)
Financing activities	(120)	(665)
Effect of exchange rates on cash and cash equivalents	(8)	(116)
Net increase (decrease) in cash and cash equivalents	$800	$87

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the quarter ended September 30, 2023, totaled $1,400 million compared to $1,180 million in the prior year period. The increase is due primarily to lower tax payments and working capital improvements.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately 2 days and negative 8 days for the 12 month periods ended September 30, 2023 and October 1, 2022, respectively. The increase is due primarily to days sales in inventory, which are lapping the impact of the 2021 fire and strike in our North America cereal business.
We measure free cash flow as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our free cash flow metric is reconciled to the most comparable GAAP measure, as follows:

	Quarter ended
(millions)	September 30, 2023	October 1, 2022
Net cash provided by operating activities	$1,400	$1,180
Additions to properties	(506)	(350)
Free cash flow	$894	$830

Our non-GAAP measure for free cash flow increased to $894 million in the year-to-date period ended September 30, 2023, from $830 million in the prior year due primarily to lower tax payments and working capital improvements partially offset by higher capital expenditures and incremental separation costs.

Investing activities
Our net cash used in investing activities totaled $472 million for the year-to-date period ended September 30, 2023 compared to $312 million in the comparable prior year period due primarily to higher capital expenditures driven by the separation transaction.

Financing activities
Our net cash used in financing activities for the year-to-date period ended September 30, 2023 totaled $120 million compared to cash used of $665 million during the comparable prior year period. The year-over-year variance was driven by the $500 million term loan borrowing and $164 million draw on the revolving credit facility by WK Kellogg Co in anticipation of the separation transaction on October 2, 2023.

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

We paid cash dividends of $610 million in the year-to-date period ended September 30, 2023, compared to $596 million during the comparable prior year period. In October 2023, the Board of Directors declared a dividend of $.56 per common share, payable on December 15, 2023 to shareholders of record at the close of business on December 1, 2023.

We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of September 30, 2023, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of September 30, 2023.

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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $1.1 billion, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. During 2023 the Company amended the agreements to increase the previous maximum receivables sold limit from approximately $920 million as of December 31, 2022. Accounts receivable sold of $957 million and $865 million remained outstanding under this arrangement as of September 30, 2023 and December 31, 2022, respectively.

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

Critical accounting estimates
Goodwill and other intangible assets
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Similarly, we assess indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. No interim triggering events requiring further impairment assessments of goodwill or indefinite-life intangibles have been noted during 2023. Annually during the fourth quarter, in conjunction with our annual budgeting process, we perform qualitative or quantitative testing, depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations. Refer to our Critical Accounting Estimates in our 2022 Form 10-K for further details on the methodologies used for evaluating goodwill and intangible assets.

The annual testing for goodwill and intangible asset impairment is currently underway and will be reported on in the 2023 Form 10-K. Fair value determinations used in the annual testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic, and regulatory conditions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as market comparables, rising discount rates, income tax rates, foreign currency exchange rate volatility, or inflation, change, or if management’s expectations or plans otherwise change, then one or more of our reporting units or indefinite-lived assets might become impaired in the future.
Forward-looking statements
This Report contains “forward-looking statements” with projections concerning, among other things, the separation of WK Kellogg Co, the Company’s restructuring programs, the integration of acquired businesses, our strategy, financial principles, and plans, initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures, asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction, effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; ESG performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis.  Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including the ability to realize the intended benefits of the separation of WK Kellogg Co (the "separation"); the possibility of disruption from the separation, including changes to existing business relationships, disputes, litigation or unanticipated costs; uncertainty of the expected financial performance of the Company following completion of the separation; negative effects on the market price of the Company’s securities and/or on the financial performance of the Company as a result of the separation; uncertainty of the magnitude, duration, geographic reach, impact on the global economy and current and potential travel restrictions of the COVID-19 outbreak, the current, and uncertain future, impact of the COVID-19 outbreak on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), and cash flows and liquidity, the residual impact of the 12-week labor strike at the Company's U.S. cereal plants and a fire at one of the plants, the ability to implement restructuring as planned, whether the expected amount of costs associated with restructuring will differ from forecasts, whether we will be able to realize the anticipated benefits from restructuring in the amounts and times expected, the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected, the impact of competitive conditions, the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles, the success of productivity improvements and business transitions, commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain, the availability of and interest rates on short-term and long-term financing, actual market performance of benefit plan trust investments, the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs, changes in consumer behavior and preferences, the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability, legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
Refer to disclosures contained within Item 7A of our 2022 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 30, 2023.

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

During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 5% of our consolidated assets as of September 30, 2023, compared to 8% as of December 31, 2022. Net sales of our Nigerian business were 7% of our consolidated net sales year-to-date period ended September 30, 2023, but could become a smaller percentage of our overall sales if exchange rates as of the quarter ended September 30, 2023, persist throughout the remainder of 2023.

During the third quarter of 2023, the devaluation of the Nigerian Naira required an additional foreign currency translation adjustment. Based on the foreign currency exchange rates at the end of August 2023 and the accounting method used by the Company to record the results of operations of TAF on a one-month lag, the adjustment resulted in additional translation losses of approximately $129 million recognized in other comprehensive income.

During the year-to-date period ended September 30, 2023, we settled certain U.S. Dollar forward starting interest rate swaps with notional amounts totaling approximately $1.0 billion, resulting in a realized gain of approximately $74 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate U.S. Dollar debt, once issued. During the year-to-date period ended September 30, 2023, we also entered into U.S. forward starting interest rate swaps with notional amounts totaling approximately $600 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar debt. These swaps were designated as cash flow hedges.

During the year-to-date period ended September 30, 2023, we settled certain euro forward starting interest rate swaps with notional amounts totaling approximately €250 million, resulting in a realized gain of approximately $11 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate euro debt, once issued. During the year-to-date period ended September 30, 2023, we also entered into euro forward starting interest rate swaps with notional amounts totaling approximately €200 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate euro debt. These swaps were designated as cash flow hedges.

We have interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $60 million as of September 30, 2023. We had interest rate contracts with notional amounts totaling $2.7 billion representing a net settlement obligation of $23 million as of December 31, 2022.

During the year-to-date period ended September 30, 2023, we settled cross currency swaps with notional amounts totaling approximately €452 million, resulting in a gain of $29 million. These cross currency swaps were accounted for as net investment hedges and the related gain was recorded in accumulated other comprehensive income. During the year-to-date period ended September 30, 2023, we also entered into cross currency swaps with notional amounts totaling approximately €400 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.9 billion outstanding as of September 30, 2023 representing a net settlement receivable of $102 million. The total notional amount of cross currency swaps outstanding as of December 31, 2022 was $2.0 billion representing a net settlement receivable of $124 million.

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

Events such as the ongoing war in Ukraine have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year-to-date period ended September 30, 2023, we continue to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges eased. We expect input cost inflation to continue moderating during the fourth quarter 2023.
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
As of September 30, 2023, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kellanova (formerly known as Kellogg Company)
PART II — OTHER INFORMATION
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

The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended September 30, 2023.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/2/2023 - 7/29/2023	—	$—	—	$1,440
Month #2:
7/30/2023 - 8/26/2023	—	$—	—	$1,440
Month #3:
8/27/2023 - 9/30/2023	—	$—	—	$1,440
Total	—		—
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

2.1	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
3.1	Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.1	Credit Facility by and among WK Kellogg Co and the lenders name therein, dated as of September 12, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 12, 2023, Commission file number 1-4171.
10.2	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.*
10.3	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.5	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.6	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.7	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* A management contract or compensatory plan required to be filed with this Report.

KELLANOVA
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLANOVA

/s/ Amit Banati
Amit Banati
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: November 8, 2023

Kellanova
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
2.1	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
3.1	Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.1	Credit Facility by and among WK Kellogg Co and the lenders name therein, dated as of September 12, 2023, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 12, 2023, Commission file number 1-4171.	IBRF
10.2	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.*	IBRF
10.3	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.4	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.5	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.6	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.7	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

* A management contract or compensatory plan required to be filed with this Report.