Form 10-K
period 2023-12-30
KELLANOVA
filed 2024-02-20
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission file number 1-4171
Kellanova
(Exact name of registrant as specified in its charter)

Delaware	38-0710690
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

 412 N. Wells Street
Chicago, IL 60654
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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☑    No  ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 30, 2023 was approximately $19.2 billion based on the closing price of $67.40 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 27, 2024, 340,678,265 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2024 are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
The Company. Kellanova (formerly Kellogg Company), founded in 1906 and incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of snacks and convenience foods.
The address of the principal business office of Kellanova is 412 N. Wells Street, Chicago, Illinois 60654. Unless otherwise specified or indicated by the context, “Kellanova,” the "Company," “we,” “us” and “our” refer to Kellanova, its divisions and subsidiaries.

On October 2, 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. As a result of the distribution, Kellanova shareholders of record on September 21, 2023, received one share of WK Kellogg Co common stock for every four shares of Kellanova common stock.

Reported results were prepared in accordance with U.S. GAAP, include all net sales and expenses recognized during the periods, and reflect WK Kellogg Co as discontinued operations for all periods presented. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Kellanova unless otherwise noted. See the discussion in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 within Notes to the Consolidated Financial Statements, which are located herein under Part II, Item 8.
Financial Information About Segments. Information on segments is located in Note 18 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 20, 2024, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as in certain geographies.
Our snacks brands are marketed under brands such as Kellogg’s, Cheez-It, Pringles, Austin, Parati, and RXBAR.  Our frozen foods are marketed under the Eggo and Morningstar Farms brands.
We also market crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Cheez-It, Pringles, and Austin, to supermarkets in the United States through a variety of distribution methods.
Additional information pertaining to the relative sales of our products for the years 2021 through 2023 is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Environmental, Social and Governance (ESG) Leadership. Kellanova’s vision is to be the world’s best snacks-led powerhouse, unleashing the full potential of our differentiated brands and passionate people. Our purpose is creating better days, and a place at the table for everyone, through our trusted food brands. Our vision and purpose are brought to life through our Better Days™ Promise, our promise to advance sustainable and equitable access to food by addressing the intersection of wellbeing, hunger, sustainability, and equity, diversity and inclusion (ED&I) for 4 billion people by the end of 2030 (from a 2015 baseline).

This work is not new - we’ve been making progress on these topics for many decades and have been reporting our results annually through our Better Days™ Promise report (formerly Corporate Responsibility Report) and other disclosures since 2009. The information contained in our report is not incorporated by reference herein or otherwise made a part of this Annual Report on Form 10-K or any of our other filings with the Securities and Exchange Commission.

Our Commitments. Kellanova Better Days™ Promise, is our promise to create 4 billion better days by the end of 2030 (from a 2015 baseline, unless otherwise indicated), includes the following commitments:

•Nourishing 1.5 billion people with our foods that deliver nutrients of need by the end of 2030.
•Feeding 400 million people facing food insecurity or crisis by the end of 2030.

•Nurturing people and planet by creating a climate-positive future, including advancing the wellbeing of 250,000 people in our food chain, from farming communities to processors, prioritizing support for vulnerable groups by the end of 2030 (from a 2023 baseline).
•Committing to set company-wide emission reductions in line with the Science Based Targets initiative (SBTi) Net-Zero Standard.
•Valuing ED&I in our workforce by aspiring for gender 50/50 parity at the management level globally and 25% People of Color at the management level in the U.S. by the end of 2025.
•And, engaging 2 billion people along our journey by the end of 2030.

The Company discusses the Kellanova Better Days™ Promise commitments in detail, including the methodologies used to track the metrics and commitments described above on the Kellanova Better Days™ Promise page on our website. The information on our web site is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the Securities and Exchange Commission.

Climate-Related Disclosure. Climate change and food security are considerations for Kellanova to ensure the long-term health and viability of the ingredients we use in our products. As a plant-based food company, the success of Kellanova is dependent on having timely access to high quality, low cost ingredients, water and energy for manufacturing globally. Risks are identified annually through annual reporting and evaluated in the short (<3 years), medium (3 - 6 years) and long terms (>6 years). These natural capital dependencies are at risk of shortage, price volatility, regulation, and quality impacts due to climate change which is assessed as part of Kellanova’s overall enterprise risk management approach. Specific risks including water stress and social accountability are specifically identified and assessed on a regular basis, especially in emerging market expansion that fuels company growth.

Due to these risks, Kellanova has implemented short and long-term initiatives to mitigate and adapt to these environmental pressures, as well as the resulting challenge of food security. While these risks are not currently impacting business growth, they must be monitored, evaluated, and mitigated. The Company has incorporated the risks and opportunities of climate change and food security as part of the Differentiate, Drive, & Deliver Strategy and Kellanova Better Days™ Promise by continuing to identify risk, incorporate sustainability indicators into strategic priorities, and report regularly to leadership, the Board, and publicly.

Oversight. Kellanova's Board of Directors, including its Social Responsibility and Public Policy Committee, oversees our Better Days™ Promise strategy. Our Senior Vice President Chief Global Corporate Affairs Officer, Senior Vice President Global Supply Chain, Senior Vice President Chief Global Human Resources Officer, Senior Vice President Research and Development and other executives who report to the Chairman and CEO, are responsible for successfully implementing the strategy and regularly updating the CEO and Board Committee. Our Chief Sustainability Officer (CSO) reports to the Senior Vice President Chief Global Corporate Affairs Officer. Additionally, numerous leaders are accountable for achieving specific ESG commitments, based on their roles.

In addition, Kellanova has a Global Better Days™ Promise Council and regional Better Days™ Promise Councils. The Councils ensure execution on priority strategies to maximize environmental and social performance, share best practices to ensure we are progressing against our commitments.
Raw Materials. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugate, and flexible packaging are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as pandemics, geopolitical events, wars or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
The principal ingredients in the products produced by us in the United States include wheat and wheat-based ingredients, potato flakes, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sugars and sweeteners, vegetable oils, dairy products, eggs, and other ingredients, which are obtained from various sources. While most of these ingredients are purchased from sources in the United States, some materials are imported due to regional availability and specification requirements.
We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. Although we are unable to predict the impact to our ability to source these materials and services in the future, supply pressures are generally decreasing, though weather and geopolitical issues are resulting in other disruptions and logistical delays into 2024. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.

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

Trademarks. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to snacks, frozen breakfast, international cereals and noodles and various other foods manufactured and marketed by us. We also grant licenses to third parties to use these marks on various goods.

In connection with the separation of WK Kellogg Co, the Company and WK Kellogg Co entered into agreements providing for intellectual property use and selling rights. Under the Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, ownership, use and selling rights of trademarks, domain names and certain copyrights were allocated between Kellanova and WK Kellogg Co. Under this agreement, Kellanova and WK Kellogg Co each grant the other party various perpetual, irrevocable, exclusive, and royalty-free licenses to use certain respective trademarks in connection with specific food and beverage categories in specified jurisdictions. The licenses granted by Kellanova to WK Kellogg Co include a perpetual, irrevocable, exclusive, royalty-free license to use the “Kellogg’s” house brand, along with other key brands such as Tony the Tiger, Kellogg's Frosted Flakes, Toucan Sam, Froot Loops, Special K, Rice Krispies and Snap, Crackle and Pop, in connection with WK Kellogg Co business in North America.

We market convenience foods under trademarks and tradenames which include Austin, Bisco, Cheez-It, Club, Luxe, Minueto, Parati, RXBAR, Special K, Toasteds, Town House, Zesta, and Zoo Cartoon. Other brand names include Kellogg’s Corn Flake Crumbs; Choco Krispis, Crunchy Nut, Kashi, Nutri-Grain, Special K, Squares, Zucaritas, Rice Krispies Treats, and Sucrilhos for cereal bars; Pop-Tarts for toaster pastries; Eggo and MorningStar Farms for frozen breakfast foods; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Sunibrite, Split Stix and LCMs for convenience foods in Australia; Nutri-Grain, Coco Pops, Crunchy Nut, Krave, Frosties, and Rice Krispies Squares for convenience foods in Europe; Special K for meal bars; Pringles for crisps; and Morningstar Farms, Incogmeato, Veggitizers, and Gardenburger for certain meat alternatives. Additionally, we market beverages under the Trink trademark. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.

These trademarks include Kellogg’s for convenience foods and other products, including the Kellogg's branded noodles business in Africa, and the brand names of certain ready-to-eat international cereals, including Sucrilhos, Zucaritas, Kellogg's Extra, Müsli, and Choco Krispis for cereals in Latin America; Coco Pops, Choco Krispies, Frosties, Fruit ‘n Fibre, Kellogg’s Crunchy Nut, Krave, Kellogg’s Extra, Country Store, Smacks, Pops, Honey Bsss, Zimmy's, Toppas, and Tresor for cereals in Europe; and Froot Ring, Chocos, Chex, Guardian, Just Right, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including the characters Snap, Crackle and Pop for use in connection Rice Krispies Treats convenience foods; Tony the Tiger for Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Toucan Sam for Froot Loops and Froot Rings international cereal; Dig ‘Em for Smacks/Honey Smacks international cereal; Zimmy and Zimmy's cereal; Coco the Monkey for Coco Pops, Choco Krispies and Chocos cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes international cereal; Melvin the Elephant for certain cereal, dairy beverages and convenience foods; Chocovore, Poperto, Pops the Bee, and Sammy the Seal (aka Smaxey the Seal) for certain cereal products; and Mr. P or Julius Pringles for Pringles crisps.

The slogans L’ Eggo my Eggo and L’Eggo with Eggo are used in connection with our frozen waffles, pancakes and French toast sticks, and Snack Stacks used in connection with potato crisps and crackers are also important Kellanova trademarks.

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
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net sales during 2023, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2023. During 2023, our top five customers, collectively, including Wal-Mart, accounted for approximately 26% of our consolidated net sales and approximately 46% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 30, 2023 and December 31, 2022 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2023-$116; 2022-$111; 2020-$117. Information concerning our research and development expense is located in Note 1 within Notes to the Consolidated Financial Statements.
Regulation. Our activities in the United States are subject to regulation by various government agencies, including but not limited to the Food and Drug Administration, the Federal Trade Commission and the Departments of Agriculture, Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities. Other agencies and bodies outside of the United States, including those of the European Union and various countries, states and municipalities, also regulate our activities.
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

Human Capital Resources. On December 30, 2023, we had approximately 23,000 employees. The majority of our employees work on a full-time basis. We are also party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees.

Equity, Diversity and Inclusion: In 2005, Kellanova established an Office of Diversity & Inclusion. Since this time, our Company has enhanced our strategy and is currently known as the Office of Equity, Diversity and Inclusion. This office has been focused on recruiting and retaining employees, creating awareness, fostering a supportive, positive environment where inclusive behaviors are the norm, and embedding accountability for inclusion throughout the organization. Our goal is to create a place at the table for everyone. We report to our Board of Directors on a periodic basis about the actions we have taken to make progress on our ED&I journey, and we are firmly committed to continuing to advance ED&I. Our focus on equity, diversity and inclusion enables us to build a culture where employees are inspired to share their passion, talents and ideas. Our eight Business Employee Resource Groups, which include KVets and Supporters, Kellanova Multinational Employee Resource Group, Kellanova’s Young Professionals, Kellanova African American Resource Group, Women of Kellogg, Hola (our Latino resource group), KPride & Allies (our LBGTQ+ resource group), and Kapable (our resource group for people with disabilities and their supporters), also play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business.

Through many initiatives, supported by our Business Employee Resource Groups and ED&I Champions, several leading organizations recognized Kellanova for our commitment to building and supporting equity, diversity and inclusion in our workplace, marketplace and the communities where we work and live. These include Diversity Inc., Social Corporate Equity Index, Diversity Best Practice Index and Human Rights Campaign (HRC) Best Places to Work for LGBTQ Equality, to name a few.

Training and Development: We invest in ongoing leadership development through programs for future managers, for experienced managers and our executive leadership training program for developing our future leaders.

Employee Engagement: We communicate frequently and transparently with our employees through a variety of engagement vehicles, from externally managed global opinion surveys to weekly check-ins via our internal global recognition platform. We also provide a wide array of opportunities for volunteerism through Kellanova’s “Better Days” commitment, and provide matching donations for employees’ service to charities of their choosing in many regions.

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

Company Ethics: The Company has processes in place for compliance with the Code of Conduct for Kellanova Board of Directors and Global Code of Ethics for Kellanova employees, each including a requirement for regular certification that provides employees an opportunity to disclose actual or potential conflicts of interest, report actual or potential violations of the law, the Code or policy and acknowledge their obligation to comply with the applicable code. The Company regularly re-enforces our commitment to ethics and integrity in employee communications, in our everyday actions and through our processes. In addition, the Company provides targeted training across the globe during the course of the year. The Company also maintains an ethics related hotline, managed by a third party, through which individuals can anonymously raise concerns or ask questions about business behavior.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 20, 2024) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Nicolas Amaya	50
Senior Vice President, Kellanova
President, Kellanova North America
Mr. Amaya assumed his current position on February 1, 2024. Prior to that, Mr. Amaya served as Senior Vice President, Kellanova (formerly Kellogg Company) and President, Kellanova Latin America. Mr. Amaya joined Kellanova in 2001 as a Marketing Intern for Eggo in the United States. Since then, he has held a variety of leadership positions in the U.S. and Latin America across the cereal, frozen and snacks businesses. Among his many contributions, Mr. Amaya led the complex and challenging regional integration of Pringles in 2012. In April 2013, he was appointed General Manager, Snacks and Growth Platforms for Latin America, and in 2015, he stepped up to the role of Vice President and General Manager, Category Marketing and Innovation, Latin America. He was promoted to Vice President and General Manager for Mexico in October 2016. In November 2019, Mr. Amaya was promoted to SVP and President Kellanova Latin America. Prior to Kellanova, Mr. Amaya held various marketing roles at Unilever Andina in the personal care division.

Kris Bahner	54
Senior Vice President & Chief Global Corporate Affairs Officer, Kellanova

Ms. Bahner assumed her current position in April 2023. Ms. Bahner has more than 30 years of Corporate Affairs experience within the food industry. She joined Kellanova (formerly known as Kellogg Company) in 2006. Ms. Bahner leads global Corporate Affairs – including Communications, Philanthropy, Sustainability and Government Relations. Prior to joining Kellanova, she held a variety of corporate affairs roles with Kraft Foods, and led public relations programs for food industry clients at both Edelman Public Relations Worldwide and Powers Agency. Ms. Bahner served as the Executive Sponsor of the company’s Women of Kellogg business employee resource group for more than nine years. She is the President of Kellanova’s Fund Board of Trustees and President of Kellanova’s 25‐Year Employees’ Fund, Inc.

Amit Banati	55
Vice Chairman and Chief Financial Officer

Mr. Banati has been Senior Vice President, Chief Financial Officer and Principal Financial Officer, Kellanova (formerly known as Kellogg Company) since July 2019 and Vice Chairman since January 2023. Mr. Banati joined Kellanova in March 2012 as President, Asia Pacific, and his responsibilities were expanded to President, Asia Pacific, Middle East and Africa in July 2018. Before joining Kellanova, Mr. Banati served in a variety of finance, general management and board roles at Kraft Foods, Cadbury Schweppes and Procter & Gamble. He has worked extensively across the Asia Pacific and Africa region. At Kraft Foods, he was President, North Asia and Asia Pacific Strategy. Prior to that, Mr. Banati served as President, Pacific, for Cadbury Schweppes and Chairman of Cadbury Schweppes Australia. He was a member of the company’s Chief Executive Committee. He also served as the Chief Financial Officer for Cadbury Schweppes Asia Pacific. Mr. Banati is a director of Fortune Brands Home Innovations.

Steven A. Cahillane	58
Chairman and Chief Executive Officer
Mr. Cahillane has been Chairman of the Board of Kellanova (formerly known as Kellogg Company) since March 2018, and President and Chief Executive Officer since October 2017. He has also served as a Kellanova Director since October 2017. Prior to joining Kellanova, Mr. Cahillane served as Chief Executive Officer and President, and as a member of the board of directors, of Alphabet Holding Company, Inc., a holding company, and its wholly-owned operating subsidiary, The Nature’s Bounty Co., a health and wellness company, from September 2014. Prior to that, Mr. Cahillane served as Executive Vice President of The Coca-Cola Company, a beverage company, from February 2013 to February 2014 and President of Coca-Cola Americas, the global beverage maker’s largest business, with $25 billion in annual sales at that time, from January 2013 to February 2014. Mr. Cahillane served as President of various Coca-Cola operating groups from 2007 to 2012. He has also been a trustee of the W. K. Kellogg Foundation Trust since 2018. Mr. Cahillane is a director of Colgate-Palmolive Company.

Kurt D. Forche	54
Vice President and Corporate Controller

Mr. Forche was appointed Vice President and Corporate Controller, Kellanova (formerly known as Kellogg Company), in July 2018. Previously, Mr. Forche served as Vice President, Assistant Corporate Controller since December 2016. Mr. Forche joined Kellanova as an internal auditor in 1997, subsequently holding a number of Finance roles in the North American business until being named Senior Director, Corporate Financial Reporting in April 2014. Prior to joining Kellanova in 1997, he spent four years at Price Waterhouse as an auditor.

Melissa A. Howell	57
Senior Vice President, Global Human Services

Ms. Howell assumed her current position in June 2016. Prior to joining Kellanova (formerly known as Kellogg Company), she was Chief Human Resources Officer for Rockford, Michigan-based Wolverine since 2014. Prior to Wolverine, Ms. Howell spent 24 years with General Motors where she led a team of 2,800 Human Resource professionals worldwide, supporting a global business at one of the top automotive companies in the world, and also among the largest public corporations. Ms. Howell joined General Motors as a Labor Relations Representative at its Ypsilanti, Michigan, assembly plant in 1990. Over the following years, she served in a series of key human resources leadership roles in Europe, Asia and U.S. leading teams on six continents across an array of functional areas. Ms. Howell was promoted to Executive Director of North American Human Resources in 2011 and subsequently promoted to Senior Vice President of Global Human Resources.

Charisse Hughes	53
Senior Vice President, Chief Growth Officer

Ms. Hughes has been Senior Vice President, Chief Growth Officer, Kellanova (formerly known as Kellogg Company) since May 2023. Ms. Hughes joined Kellanova in 2020 as Chief Marketing Officer. Prior to her current role, she served as Chief Brand & Advanced Analytics Officer. She is responsible for driving the growth agenda for the company through leadership of Global Brands, Innovation and R&D, Commercial Advanced Analytics, Marketing Excellence, and Licensing & Cultural Initiatives. Prior to joining Kellanova, Ms. Hughes was the Chief Marketing Officer for Pandora Americas. Her experience also includes marketing and brand leadership roles with The Estee Lauder Companies, Avon Products, Inc. and Sara Lee Corporation. Ms. Hughes serves on the Board of Directors for Crocs, Inc. She is also a Board Advisor for Pixability and a member of the Executive Leadership Council.

Shumit Kapoor	53
Senior Vice President, Kellanova
President, Kellanova Asia Pacific, Middle East and Africa

Mr. Kapoor assumed his current position in July 2020. Prior to joining Kellanova (formerly known as Kellogg Company), he was Regional President, Pet Nutrition, Asia Pacific for Mars Inc. from January 2017 to June 2020. In this role, Mr. Kapoor had additional oversight of the confectionary and food business in Japan and New Zealand. Prior to that, he was Regional President, Asia Pacific, for Mars’ Royal Canin business from January 2015 to December 2016. Mr. Kapoor served in various leadership roles at Mars Inc., starting his career as General Manager, South East Asia and India Mars Multisales in July 2011. Prior to Mars Inc., Mr. Kapoor was with Nokia from 2005 to 2011 and Procter & Gamble from 1993 to 2005.

Rodrigo Lance	49
Senior Vice President, Global Supply Chain

Mr. Lance has been Senior Vice President, Global Supply Chain, Kellanova (formerly known as Kellogg Company) since March 2022. Prior to his current role, he was Senior Vice President, KNA Supply Chain from October 2019 to March 2022 and Vice President, Supply Chain Europe and Vice President, Supply Chain Latin America from May 2017 to October 2019. Prior to his Supply Chain roles, Mr. Lance served as Vice President, Snacks Engineering beginning in 2011. In 1997, Mr. Lance began his career at Kellanova and served in various roles including Production Supervisor at the Queretaro, Mexico, plant. He also served as the Plant Manager in Guatemala; Linares, Mexico, and Columbus, Georgia, U.S.

David Lawlor	56
Senior Vice President, Kellanova
President, Kellanova Europe

Mr. Lawlor assumed his current position in July 2018. He most recently served as Vice President, European Cereal from November 2017 to June 2018. Mr. Lawlor began his career at Kellanova (formerly known as Kellogg Company) in 1991, joining as a sales manager in its Dublin office. Following this, he held a number of senior roles, including running the company’s Middle Eastern business, setting up its Dubai office. Mr. Lawlor then served as General Manager of Kellogg Russia from October 2008 to August 2016 and led the integration of United Bakers Group, a local biscuit and cracker manufacturer. In August 2016, he was appointed Managing Director, UK/ROI where he refocused the company’s efforts to stabilize and grow its core cereal business.

Victor Marroquin	48
Senior Vice President, Kellanova Latin America

Mr. Marroquin was appointed Senior Vice President & President Kellanova Latin America, in February 2024. Previously, Mr. Marroquin served as General Manager, Kellanova Mexico, since December 2020. Mr. Marroquin joined Kellanova (formerly Kellogg Company) in 1997. Mr. Marroquin served as VP & General Manager Andean Region – Colombia, Ecuador, Peru & Bolivia from July 2018 through 2020, General Manager – Kellogg Brazil from December 2016 to July 2018 and General Manager of – Ecuador & Peru from June 2014 through December 2016. Prior to that, Mr. Marroquin held a number of marketing, customer development and commercial management roles at the Company across Latin American countries.

John Min	44
Senior Vice President and Chief Legal Officer

Mr. Min has been Senior Vice President, Chief Legal Officer, Kellanova (formerly known as Kellogg Company) since October 2023. Previously, Mr. Min served as Regional General Counsel in Europe and Asia Pacific, Middle East and Africa regions. Prior to that, he served as Corporate Counsel, specializing in corporate governance, securities, and litigation. Mr. Min joined Kellanova in 2010 and has since worked in a variety of different areas, including food safety and regulatory compliance, class action litigation defense, recoveries, corporate governance and securities. Prior to Kellanova, Mr. Min was an attorney at the law firm of Jenner & Block.

Availability of Reports; Website Access; Other Information. Our internet address is http://www.kellanova.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report on Form 10-K. All reports required to be filed with the U.S. Securities and Exchange Commission are available and can be accessed through the Investor Relations section of our website.
Copies of our Corporate Governance Guidelines, the Charters of the Audit, Compensation and Talent Management, and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for the Company's Board of Directors and Global Code of Ethics for the Company's employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellanova website. Any amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellanova website. Shareowners may also request a free copy of these documents from: Kellanova, P.O. Box CAMB, Battle Creek, Michigan 49016-9935 (phone: (800) 961-1413), Investor Relations Department at that same address (phone: (269) 961-2800) or investor.relations@Kellanova.com.

Forward-Looking Statements. This Report contains “forward-looking statements” with projections and expectations concerning, among other things, the Company’s restructuring programs; the integration of acquired businesses; our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; ESG performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions.

Our future results could be affected by a variety of other factors, including the impact of macroeconomic conditions; business disruptions; consumers' and other stakeholders' perceptions of our brands; the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected; the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected; the impact of competitive conditions; the ability to realize the intended benefits of the separation of WK Kellogg Co (the "separation"); the possibility of disruption from the separation, including changes to existing business relationships, disputes, litigation or unanticipated costs; uncertainty of the expected financial performance of the Company following completion of the separation; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the success of our Better Days and sustainability programs; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities; integration of acquired businesses; other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates; statutory tax rates; currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
Risks Related to Our Business
Our business is significantly impacted by general macroeconomic conditions, and accordingly, our business, results of operations and financial condition could be materially adversely affected by further deterioration or a protracted extension of current macroeconomic challenges. Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. The macroeconomic environment is and has been characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, adverse macroeconomic conditions may affect our customers’ and prospective customers’ operations and financial condition and make it difficult for our customers and prospective customers to accurately forecast and plan future business activities, which may in turn cause our customers to limit their purchase orders or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective customers’ ability or willingness to purchase our products. An economic downturn or a recession or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
Pandemics, epidemics or disease outbreaks, may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations. The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern could negatively affect our business, financial condition and results of operations. The occurrence of other widespread public health concerns (including a resurgence of the COVID-19 pandemic) in some markets could lead to the implementation of restrictions and impact our ability to perform critical functions. A shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions or absenteeism, or reductions in capacity utilization levels, could result in us incurring additional direct costs and experiencing lost revenue. Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business. These disruptions or our failure to effectively respond to them, could increase product or distribution costs, or cause delays or inability to deliver products to our customers. Disruptions to our supply chain in certain markets have occurred from time to time. Disruptions to our work force and supply chain could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Widespread public health concerns could materially impact our ability to meet the demands of our customers. The potential impact of widespread public health concerns on any of our supply, production or logistics providers could include, but is not limited to, problems with their respective businesses, finances, labor matters (including illness or absenteeism in workforce or closure due to positive testing), ability to source, import or secure ingredients and packaging, ability to transport products to our facilities, product quality issues, costs, production, insurance and reputation. Any of the foregoing could negatively affect the price and availability of our products and impact our supply chain. If disruptions caused by a widespread public health concern continue for an extended period of time, our ability to meet the demand for our products may be materially impacted.
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

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands. We have a number of iconic brands with significant value. Promoting and protecting the value of these brands is critical to the success of our business. Brand value is primarily based on consumer perceptions. Successful promotions and brand value enhancement depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we, or any of our employees or agents, have acted in an irresponsible manner, adverse publicity about our labor relations (whether or not valid), our products (whether or not valid), sponsorship or endorsement relationships (whether or not valid), our failure to maintain the quality of our products, the failure of our products or promotions to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including the perception of healthfulness of our products or their ingredients. In addition, due to our varied and geographically diverse consumer base, we must be responsive to local consumers, including when and how consumers consume food products and their desire for premium or value offerings and whether to provide an array of products that satisfy the broad spectrum of consumer preferences. Accordingly, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired effects of our marketing efforts or use data-driven marketing and advertising to reach consumers at the right time with the right message. The growing use of social and digital media platforms by consumers, Kellanova and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellanova, our brands, our products, our labor relations or any of our employees or agents on social or digital media platforms could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. Placement of our advertisements in digital media may also result in damage to our brands if the media itself experiences negative publicity itself. The harm may be immediate, and we may not be afforded an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs, influencers and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
Business disruptions could have an adverse effect on our business, financial condition and results of operations. We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, warehousing and distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, workforce disruptions, weather (including any potential effects of climate change), natural disasters, water availability, fires or explosions, terrorism, political unrest, government restrictions, mandates or shutdowns, tariffs and other trade restrictions, cybersecurity breaches, health pandemics, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, or strikes, could damage or disrupt our operations or our suppliers', their suppliers or our contract manufacturers' operations. If we do not effectively prepare for and respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, technology, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. In addition, insurance policies that may provide coverage with regard to such events may not cover any or all of the resulting financial losses. These events could adversely affect our business, financial condition and results of operations.
Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions have occurred and could occur in the future if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results.
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
Our businesses rely on independent third parties for the supply of materials for, and the manufacture of, many products. Our businesses could be materially affected if we fail to develop or maintain our relationships with these third parties, if any of these third parties is unable to fulfill its obligations to us, if any of these third parties fails to comply with governmental regulations applicable to the supply of materials for or the manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, from time to time, we experience operational difficulties with these third parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines, including as a result of public health crises (such as the COVID-19 pandemic) and related governmental restrictions or mandates and any naturally occurring or climate change induced acute (including extreme weather and natural disasters) or chronic (including prolonged temperature and weather patterns) climatic events, fire and water stress, cybersecurity incidents, errors in complying with specifications and insufficient quality control. The inability of a third-party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our businesses, reputation, financial condition, results of operations and cash flows. In addition, certain of our relationships with third-party manufacturers and suppliers require us to purchase minimum volumes, and we could incur significant penalties if we do not purchase the minimum quantities required under these commitments.
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
Structural and Organizational Risks
We may not realize the anticipated benefits from the separation of WK Kellogg Co, which could harm our business. On October 2, 2023, the Company completed the spin-off of WK Kellogg Co (the “separation”). The Company may incur significant additional expenses and challenges arising from and following the separation of the WK Kellogg Co business. The Company may not be able to achieve the full strategic, financial, operational, or other benefits that are expected to result from the separation and the anticipated benefits of the separation are based on a number of assumptions, some of which may prove incorrect. Additionally, stranded margins and a potential loss of synergies from the separation could negatively impact our results of operations, financial condition and cash flows. A failure to realize all or some of the expected benefits of the spin-off, or if such benefits are delayed, could result in a material adverse effect on our business, results of operations and financial condition.
As a separated company, our shares may not match some holders’ investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause certain investors to sell their shares, which could lead to declines in the trading price of our common stock. Further, there can be no assurance that the combined value of the shares of the two separated companies will be equal to or greater than what the value of our common stock would have been had the separation not occurred.
Further, in connection with the separation, we and WK Kellogg Co entered a separation and distribution agreement and various other agreements. The separation and distribution agreement provides for cross-indemnities between the Company and WK Kellogg Co for liabilities allocated to the respective party pursuant to the terms of such agreement. If WK Kellogg Co or its successor entities are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses. In addition, the terms of the separation include licenses and other arrangements to provide for certain ongoing use of intellectual property in the operations of both businesses. For example, both the Company and WK Kellogg Co retain the ability to make ongoing use of certain brands and other intellectual property. As a result of this continuing shared use of brands and other intellectual property, there is a risk that conduct or events adversely affecting the reputation of WK Kellogg Co could also adversely affect our reputation.
The separation could result in substantial tax liability to us and our stockholders. The Company received an opinion of counsel and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the spin-off of WK Kellogg Co and certain related transactions as a transaction that is generally tax-free to the Company and the shareholders of the Company for U.S. federal income tax purposes. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the Company’s tax counsel and the IRS relied on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. If the IRS ultimately determines that the spin-off is taxable, then the spin-off could be treated as a taxable dividend or capital gain to the Company’s shareholders for U.S. federal income tax purposes, and the Company could incur significant U.S. federal income tax liabilities. In certain circumstances if future significant acquisitions of our stock or the stock of WK Kellogg Co are determined to be part of a plan or series of related transactions that included the spin-off, the distribution would be taxable to us (but not to the Company’s shareholders). In this event, the resulting tax liability could be substantial. In connection with the spin-off, the Company entered into a Tax Matters Agreement with WK Kellogg Co, pursuant to which WK Kellogg Co agreed to not enter into transactions that could cause the spin-off or any related transactions to be taxable to us and to indemnify us for any tax liability resulting from any such transaction. However, there can be no assurance that WK Kellogg Co would have the resources or liquidity required to indemnify the Company for any such tax liability. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of the Company.
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
Further, our participation in joint ventures may cause our results of operations and cash flows to fluctuate for reasons unrelated to the underlying financial performance of the joint venture. The manner and extent to which the financial results of joint ventures are reflected in our consolidated financial statements depend upon how the ownership and governance of a particular joint venture is characterized under GAAP including assessing the financial and governance control of the joint venture. Changes at Kellanova unrelated to the joint venture, such as a change of control, may result in changes to how a joint venture is assessed under GAAP. If a joint venture that we currently consolidate in our financial statements becomes unconsolidated, or vice versa, this could have an adverse effect on our reported revenues, results of operations and/or cash flows.
We may not be able to attract, develop and retain the highly skilled people we need to support our business. We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals, including, for example, individuals with e-commerce, digital marketing and data analytics capabilities and skilled labor in our manufacturing facilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train, develop and retain other talented personnel. Recruiting and retention of talent has become especially challenging in the current employment market. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. Additionally, changes in regional preferences, immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees.
Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor. Agricultural commodities, including vegetable oils, wheat, corn, sugar, fruits and nuts, potato flakes, rice and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and flexible packaging are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs), global geopolitical conditions (including war and conflicts, such as the conflicts in Ukraine and the Middle East), general economic conditions (including inflationary pressures), sanctions, drought and other weather conditions (including the potential effects of climate change), a pandemic illness, environmental or other sustainability regulation, or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services have been impacted by an unfavorable macroeconomic environment, including as a result of (among other things) labor shortages and inflationary pressures, and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect some supply pressures and market disruptions to continue into 2024. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices, or consumers may decide not to pay the higher prices or may increasingly purchase lower-priced offerings or forego some purchases altogether during an economic downturn or a recession or instances of increased inflationary pressures, which could lead to sales declines and loss of market share. In an inflationary environment, such as the current economic environment, depending on the market conditions of the food industry and the raising of interest rates by the United States Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations. Food processing equipment at our facilities is regularly fueled by natural gas or propane, as well as electricity, oil and solar, which are obtained from local utilities, other local suppliers or onsite. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.
Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels. We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. In recent years, the cost of distribution generally increased due to an increase in transportation and logistics costs. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline.
We operate in the highly competitive food industry, including with respect to retail shelf space. We face competition across our product lines, including snacks, ready-to-eat cereals and other convenience foods, from other companies that have varying abilities to withstand changes in market conditions. The principal aspects of our business where we face competition include brand recognition, taste, nutritional value, price, promotion, innovation, shelf space, navigating the growing e- commerce marketplace, convenient ordering and delivery to the consumer and customer service. Most of our competitors have substantial financial, marketing, sales and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. Our competition with other companies in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. Our ability to compete also depends upon our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. For example, certain weight loss drugs, which may suppress a person’s appetite, may cause competition in our product categories to increase, if consumers reduce purchases of certain types of foods or of food products altogether. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences.
Further, if the Company does not innovate and successfully to respond to shifting consumer demands, our business may suffer. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance and respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
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
The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits. Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net sales during 2023, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2023. During 2023, our top five customers, collectively, including Wal-Mart, accounted for approximately 26% of our consolidated net sales and approximately 46% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. As a result of the consolidated nature of the retail environment, the loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
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
Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes, identification of changing consumer and customer preferences and behaviors, and meeting these preferences and behaviors. There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and consumer concerns regarding the health effects of ingredients such as sodium, trans fats, genetically modified organisms, sugar, or other product ingredients or attributes, and the availability of substitute products. Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. Additionally, certain weight loss drugs, which may suppress a person’s appetite, may impact demand for our products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets, including through the expansion into complementary product categories.
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
Additionally, we face climate-related transition risks, including new legislation and regulation aimed at addressing climate change and shifts in market preferences for more sustainable products and services. There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies and sustainability, including single use plastics. This new or increased focus may result in new or increasingly stringent laws and regulations that could increase the risk that we are subject to litigation or government enforcement actions and require us to incur increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. In addition, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. Our business may face increased scrutiny from the investment community, customers, consumers, employees, activists, media, regulators and other stakeholders related to our sustainability initiatives, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them. Any failure to meet or delay in meeting, or perceived failure to meet or delay in meeting, stakeholder expectations on environmental or sustainability matters or any perception of a failure to act responsibly with respect to the environment could lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our financial results or our ability to raise capital, as well as expose us to regulatory and legal risks. As a result, climate change as well as actions taken to mitigate climate change could negatively affect our business and operations.

Risks Related to Our Operations
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition. Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other post-employment benefits. We also participate in multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions have occurred and could occur in the future at any collectively-bargained location if we are unable to renew our current collective bargaining agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency. Furthermore, we rely on access to competitive, local labor supply, including skilled and unskilled positions, to operate our business consistently and reliably. We may encounter difficulty recruiting sufficient numbers of personnel at acceptable wage and benefit levels due to the competitive labor market. Our inability to attract, develop and retain the personnel necessary for the efficient operation of our business could result in higher costs and decreased productivity and efficiency, which may have a material adverse effect on our performance.
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
We utilize extended payment terms for customers supplemented with receivable sales programs (or “monetization programs”). We also utilize accounts payable tracking systems, which facilitate participating suppliers’ ability to monitor and, if elected at their discretion, sell payment obligations from the Company to designated third-party financial institutions. Together, these programs assist in helping to effectively managing our core working capital. If the extension of customer payment terms is reversed, if we shorten supplier payment terms through negotiation or due to regulation, or if financial institutions terminate their participation in these programs, our ability to maintain current levels of core working capital could be adversely impacted. Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. In order to mitigate the net working capital impact of offering extended customer payment terms, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). In addition, we have agreements with third parties (Accounts Payable Tracking Systems) to offer structured payables programs to our suppliers. Participating suppliers may, if elected at their discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. If financial institutions were to terminate their participation in the Monetization Programs and we are not able to modify related customer payment terms, working capital could be negatively impacted. Additionally, working capital could be negatively impacted if we shorten our supplier payment terms as a result of supplier negotiations or as a result of regulations regarding payment terms. For suppliers participating in the Accounts Payable Tracking Systems, financial institutions may terminate their participation or we could experience a downgrade in our credit rating that could result in higher costs to suppliers. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.
We have a substantial amount of indebtedness. We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 30, 2023, we had total debt of approximately $5.9 billion and total Kellanova equity of $3.2 billion. Our substantial indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) a downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both, (iii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iv) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings, (v) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage. Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness or incur new indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.
An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth. The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected. For example, as a result of the annual impairment testing in 2023 the Company recognized a non-cash impairment of $34 million in selling, general and administrative expense related to a brand in the North America operating segment that relates to snack category products. Any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairments.
As of December 30, 2023, the carrying value of intangible assets totaled approximately $7.0 billion, of which $5.2 billion was goodwill and $1.8 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.6 billion and total Kellanova equity of $3.2 billion.
Risks Related to Regulations and Litigation
We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes. The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. The future effective tax rate could be effected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation which includes the Tax Cuts and Jobs Act (the “U.S. Tax Reform”) and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances. The Organization for Economic Cooperation and Development (OECD) has introduced a framework to implement a global minimum corporate income tax. Several countries in which we operate have adopted, and others are in the process of introducing and finalizing legislation to implement the global minimum corporate income tax. Many aspects of the framework will be effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. While we do not expect the global minimum corporate income tax to have a material impact to our effective tax rate in 2024, as the OECD releases additional guidance and countries implement legislation, we will continue to analyze any potential impacts. To the extent that additional OECD and legislative changes take place in countries we operate, it is possible the changes may adversely impact our effective tax rate. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position. We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

If our food products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience regulatory enforcement and product liability claims if consumers are injured or damaged as a result. Selling food products involves a number of legal, regulatory and other risks, including product contamination, foreign objects, food-borne illnesses, spoilage, product tampering, allergens, or other adulteration, which could result in product liability claims. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability or consumer fraud judgment against us. In addition, we could be the target of claims that our advertising is false or deceptive under U.S. federal and state laws as well as foreign laws, including federal and state consumer protection statutes. Allegations of consumer fraud may result in fines, settlements and litigation expenses. A significant product recall, product liability or consumer fraud case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our company and our products or processes could adversely affect our reputation or brands. We could also be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. If another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety, intellectual property, data privacy, artificial intelligence, or other regulations or failure to comply with existing regulations and laws could have a material adverse effect on our consolidated financial condition. Our activities and products, including our operation of our manufacturing facilities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, U.S. Customs and Border Protection, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
The manufacturing, marketing and distribution of food products are subject to governmental regulations that impose additional regulatory requirements. Those regulations control such matters as food quality and safety (including the condition and operation of our manufacturing facilities where food is processed), ingredients, advertising and marketing (including, among other limitations, restricting the age of consumers to whom products are marketed and data privacy requirements), product or production requirements, labeling, sustainability of packaging (including plastics), import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutritional Assistance Program and the Special Supplemental Nutrition Program for Women, Infants and Children, to purchase certain of our products.
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anti-corruption standards, advertising and claims, data privacy, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling, data privacy, or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front of pack labeling, and serving size regulations, and new corporate sustainability reporting requirements in the EU and elsewhere), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation.
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
Risks Related to Our Intellectual Property and Technology
Technology failures, cyber incidents, security incidents, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business. We increasingly rely on information technology systems and third-party service providers, including through the internet, to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal information of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems, and the systems of the parties we communicate and collaborate with, may be vulnerable to a variety of interruptions, such as a result of our employees working remotely, the updating of our enterprise platform or due to events beyond our or their control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, a pandemic illness, failures or impairments of telecommunications networks, or other catastrophic events.
Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses, malware, ransomware or other malicious codes, social engineering attacks, unauthorized access attempts, password theft, physical breaches, employee or inside error, malfeasance and cyber- or phishing-attacks. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. While we have implemented physical, administrative, and technical controls and taken other preventive actions, such as the maintenance of an information security program that includes updating our technology and security policies, insurance, employee training, and monitoring and routinely testing our information technology systems to reduce the risk of cyber incidents and protect our information technology; however, these measures may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. Further, the Company (or third parties it relies on) may not be able to fully, continuously, and effectively implement security controls as intended. We utilize a risk-based approach and judgment to determine the security controls to implement and it is possible we may not implement appropriate controls if we do not recognize or underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. Moreover, events detected by security tools or third parties may not always be immediately understood or acted upon. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. If a security incident, breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. For more information regarding the Company's cybersecurity activities, see Item 1C of this Annual Report on Form 10-K.
The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber incidents, security incidents, privacy breaches, data breaches, security breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. The Company must also successfully integrate the technology systems of acquired companies into the Company’s existing and future technology systems. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal information in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal information. There continues to be significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the European Union General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act of 2018 (the “CCPA”) and the California Privacy Rights Act because these laws are continuously evolving and developing and may be interpreted and applied differently from jurisdiction to jurisdiction and may create inconsistent or conflicting requirements. In the United States, several other states have introduced or passed similar privacy legislation, which may impose varying standards and requirements on our data collection, use and processing activities. Our efforts to comply with privacy and data protection laws, including the GDPR, CCPA and CPRA, may impose significant costs and challenges that are likely to increase over time.
If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber incidents, security incidents, privacy breaches, data breaches, security breaches, issues with or errors in system maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, denial of service, telecommunication or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect the Company's results of operations and/or financial condition. The misuse, leakage or falsification of information could result in violations of data privacy laws and the Company may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security incident or security breach or to repair or replace networks and information systems. In addition, if the Company's suppliers or customers experience such a security incident, security breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations. We have also outsourced several information technology support services and administrative functions to third-party service providers, including cloud-based service providers, and may outsource other functions in the future to achieve cost savings and efficiencies. If these service providers do not perform effectively due to breach or system failure, we may not be able to achieve the expected benefits and our business may be disrupted.
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
General Risk Factors
We are subject to risks generally associated with companies that operate globally. We are a global company and generated almost half of our net sales for both 2023 and 2022 outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include (i) compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations, (ii) compliance with anti-corruption laws, including the FCPA and UK Bribery Act (the “UKBA”), (iii) compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes, (iv) changes in tax laws, interpretation of tax laws and tax audit outcomes, (v) fluctuations or devaluations in currency values, especially in emerging markets, (vi) changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States, (vii) changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources, (viii) laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection, (ix) the ongoing longer-term impact of changes in international trade policies (including Brexit) on the local and international markets, the flow of goods and materials across borders, and political environments, (x) discriminatory or conflicting fiscal policies, (xi) challenges associated with cross-border product distribution, (xii) increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments, (xiii) varying abilities to enforce intellectual property, contractual, and other legal rights, (xiv) greater risk of uncollectible accounts and longer collection cycles, (xv) loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses, (xvi) design and implementation of effective control environment processes across our diverse operations and employee base, (xvii) imposition of more or new tariffs, quotas, trade barriers, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, (xviii) changes in trade policies and trade relations, (xix) greater risk of uncollectible accounts or trade receivables and longer collection cycles, and (xx) political sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase from U.S. corporations.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest and government shutdowns, civil strife, acts of war, public corruption, expropriation and other economic or political or social uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations. There may be uncertainty as a result of key global events during 2023 that are expected to continue throughout 2024. For example, rising interest rates and inflation, recessionary pressures, geopolitical uncertainty, including wars and conflicts, fiscal and monetary policy uncertainty, international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
Our performance is affected by general economic, political and social conditions and taxation policies. Customer and consumer demand for our products may be impacted by the negative impacts caused by pandemics and public health crises, recession, financial and credit market disruptions, government shutdowns or other economic downturns in the United States or other nations. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic, political and social conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, trade policy, political and social unrest and terrorist acts in the United States or other countries in which we carry on business.
Deteriorating economic conditions in our major markets, such as inflation, economic slowdowns or recessions, increased unemployment, decreases in disposable income, declines in consumer confidence, could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Such deterioration in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition.
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
Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results. We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, and Nigerian naira. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. For example, during the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements decreased significantly compared to prior periods.
Geopolitical and international regulatory events, uncertainty or other factors may have a negative effect on global economic conditions, financial markets and our business. Global political uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof may affect our business, financial performance, operations or products, including the ongoing impact of changes in international trade policies (for example, the United Kingdom’s exit from the European Union). While trading through Brexit has become normal course of business, we continue to closely monitor and manage our inventory levels of imported raw materials, packaging and finished goods in the UK. We have made investments in resources, systems and processes to meet the new ongoing requirements and we work to mitigate disruptions to our local supply chain and distribution to reduce the impact on our input and distribution costs. As the EU and U.K. amend legislation and regulation post-Brexit, there is a risk of increased divergence between the EU and U.K. regulatory regimes and we continue to monitor for divergence in regulatory rules which could impact our supply chain operations. Despite our efforts to control costs, we have continued to see inflationary cost pressures rise in our UK business this year, as we have also experienced in other markets. If the UK’s exit from, or new trade arrangements with, the EU negatively impact the UK economy or result in disagreements on trade terms then the impact to our operations, financial condition and cash flows could be material.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy. Kellanova has established a cybersecurity program (the “program”) that is designed based on reviewing industry common practices and recognized frameworks (i.e., NIST and ISO, among others). The Company works to evolve its program to address material risks from cybersecurity threats. The program is developed from a top-down strategic risk management approach.

The program includes processes that identify how security measures and controls are developed, implemented, and maintained, as well as cybersecurity and information security training and awareness. The program includes a risk management process designed to identify internal and external cybersecurity threats and vulnerabilities to the Company’s business and operations, assess the likelihood and potential impact of the threats and vulnerabilities to the Company, and assess and prioritize the risks from cybersecurity threats and vulnerabilities to inform action plans and strategies to mitigate and manage these risks. The program’s risk assessment process, based on a method and guidance from a recognized national standards organization, is conducted annually. The risk assessment along with risk-based analysis and judgment are used to select security controls to address risks. During this process, the following factors, among others, are considered: recognized frameworks, likelihood and severity of risk, impact on the Company and others if a risk materializes, feasibility and cost of controls, and impact of controls on operations and others.

Third-party security firms are used in different capacities to provide or operate some of these controls and technology systems, including cloud-based services and platforms. For example, third parties are used to conduct assessments, such as vulnerability scans and penetration testing. The Company uses a variety of processes to address cybersecurity threats related to the use of third-party technology and services, including pre-acquisition diligence, imposition of contractual obligations, and performance monitoring.

The Company, as a part of its program has a documented cybersecurity incident response plan and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for the potential for a disruption in technology we rely on. The Company is a member of cybersecurity intelligence and risk sharing organizations. Employees undergo security awareness training.

The Company has an Enterprise Risk Management (“ERM”) program to address enterprise risks, and cybersecurity is a risk category evaluated and identified by that function. One of the leaders of the ERM process is Kellanova’s Vice President, Internal Audit, and the process includes individuals with designated areas of focus and subject matter experts across Kellanova, including cybersecurity leaders. As the enterprise risk owner for cybersecurity, the Chief Digital and Information Officer supports the Chief Information Security Officer (“CISO”) and the information security team, which includes a Governance, Risk, and Compliance (GRC) function, to manage cybersecurity risk. The information security team collaborates on privacy and security governance.

Our computer systems have been and will likely continue to be subjected to cybersecurity threats. To date, we have not experienced a cyber security threat that has materially affected the Company, including its business strategy, results of operations, or financial conditions.

Additionally, in Item 1A Risk Factors under the headings of “Risks Related to Our Intellectual Property and Technology”, and “Technology failures, cyber incidents, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business”, forward-looking cybersecurity threats that could have a material impact on the Company are discussed. Those sections of Item 1A should be read in conjunction with this Item 1C.

Governance. The Kellanova Board of Directors has risk oversight responsibility for Kellanova, which it administers directly and with assistance from its committees. Oversight of the information security program sits with the Audit Committee. The Audit Committee has oversight responsibilities with respect to ERM, including cybersecurity, information security and data protection risk exposures, and the steps management has taken to monitor and control these exposures. In addition to periodically providing the Executive Management Team with information and cybersecurity briefings, the Chief Digital and Information Officer (“CDIO”) and Chief Information Security Officer (“CISO”) provide at least biannual updates to the Audit Committee regarding cybersecurity, including on strategy and the Company's cybersecurity program. For cybersecurity incidents, the Company’s cybersecurity incident response plan includes a process for incidents to be evaluated for material impact. The escalation protocol includes reporting of security incidents to members of the Kellanova Executive Management Team and reporting of any cyber incidents that could have a material impact on the Company to the Audit Committee.

As mentioned above, the CISO is the management position with primary responsibility for the development, operation, and maintenance of our information security program. The Company’s CISO has work experience in various roles in risk management, including developing information and cybersecurity strategy/programs, information security audit and assessments, cybersecurity operations focused on identification, mitigation and response to cybersecurity threats. The CISO has experience leading enterprise global efforts to align systems to industry-accepted standards and practices, as well as regulatory compliance requirements. The CISO has degrees in the areas of management of information systems and cybersecurity, and also maintains several information security and technology certifications, including as a Certified Information System Security Professional (“CISSP”) and Boardroom Certified Qualified Technology Expert (“QTE”).

The CISO reports directly to the CDIO, who is a member of the Kellanova Executive Management Team. The Company’s CDIO has technology experience overseeing and executing technology strategies in complex, global, and matrixed environments. The CDIO has been in role since February 2019, bringing experience from overseeing and executing technology as European CIO at the Company, and over 20 years of experience leading IT strategy and change initiatives in the consumer packaged goods and manufacturing industries.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Chicago, Illinois and we maintain corporate offices and our principal research and development facilities in Battle Creek, Michigan.

We operated, as of February 20, 2024, offices, manufacturing plants and distribution and warehousing facilities totaling more than 36.5 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States are located in San Jose, California; Rome, Georgia; Kansas City, Kansas; Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; and Jackson and Rossville, Tennessee.

Outside the United States, we had, as of February 20, 2024, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Colombia, Ecuador, Egypt, Ghana, Great Britain, India, Japan, Malaysia, Mexico, Nigeria, Poland, South Africa, South Korea, Spain, Thailand, and Turkey.
We own many of our principal properties, including our principal research and development center and manufacturing facilities in the United States, and no owned property is subject to any major lien or other encumbrance. We lease our corporate headquarters, and our distribution facilities (including related warehousing facilities) and offices of non-plant locations are also typically leased. In general, we consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

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
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading Kellanova shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At December 30, 2023 there were approximately 23,633 shareholders of record.
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
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended December 30, 2023.

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 10/01/23-10/28/23	—	$—	—	$1,440
Month #2: 10/29/23-11/25/23	2.1	$52.61	2.1	$1,330
Month #3: 11/26/23-12/30/23	—	$—	—	$1,330

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Kellanova and Subsidiaries

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

For more than 115 years, consumers have counted on Kellanova for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as ready-to-eat cereals, frozen waffles, veggie foods and noodles. Kellanova products are manufactured and marketed globally. Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands. We record net sales upon delivery of shipments to our customers. Consumption and share data noted within is based on Nielsen x-AOC or other comparable source, for the applicable period. Consumption refers to consumer purchases of our products from our customers. Unless otherwise noted, consumption and shipment trends are materially consistent.

Separation transaction
On June 21, 2022, the Company announced its intent to separate its North American cereal business, via tax-free spin-off. The transaction was completed on October 2, 2023, resulting in two independent public companies, Kellanova and WK Kellogg Co.

In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the Kellanova consolidated statement of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. The recast operating profit includes certain costs that are reported in continuing operations but relate to items that will be reimbursed by the transition services agreement (“TSA”) with WK Kellogg Co. We expect that the costs for such services will be fully reimbursed under the TSA for the applicable future periods. Following the end of the TSA period, we expect that such costs will no longer be incurred by Kellanova.

Further, the Company reclassified the assets and liabilities of WK Kellogg Co as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2022. The consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations.

Nigerian Naira
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 5% of our consolidated assets as of December 30, 2023, compared to 8% as of December 31, 2022. Net sales of our Nigerian business were 8% of our consolidated net sales for the year ended December 30, 2023 but could become a smaller percentage of our overall sales if exchange rates as of the end of the year persist or decline further in 2024.

In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. During 2023, the Company recorded significant foreign currency translation adjustments related to its investment in TAF due to the devaluation of the Nigerian Naira. The Company, following its accounting practice of recording the operations of its subsidiary, TAF, on a one-month lag basis has recognized these adjustments based on the foreign currency exchange rates as of the end of November 2023. The aggregate effect of these adjustments for the year resulted in translation losses of approximately $141 million, which have been recognized in other comprehensive income.

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

Inflationary pressures
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), as well as other global events have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year ended December 30, 2023 we continued to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges have eased. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. Additionally, from time to time we may enter into a combination of fixed price contracts with suppliers and commodity derivative instruments to manage the impact of volatility in the price of raw materials. We continue to expect input cost inflation to be flat during 2024.

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
This filing includes non-GAAP financial measures that we provide to management and investors that exclude certain items that we do not consider part of on-going operations. Reported results were prepared in accordance with U.S. GAAP, include all net sales and expenses recognized during the periods. Items excluded from our non-GAAP financial measures are discussed in the "Significant items impacting comparability" section of this filing. Our management team consistently utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

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
•Adjusted other income (expense): We adjust the GAAP financial measure to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded) and certain equity investments, losses resulting from divestitures, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our underlying profitability. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's other income (expense), excluding the impact of the items noted above, for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability.
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
•Free cash flow: Defined as net cash provided by operating activities reduced by expenditures for property additions. Free cash flow does not represent the residual cash flow available for discretionary expenditures. We use this non-GAAP financial measure of free cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases once all of the Company’s business needs and obligations are met. Additionally, certain performance-based compensation includes a component of this non-GAAP measure.

These measures have not been calculated in accordance with GAAP and should not be viewed as a substitute for GAAP reporting measures.

Significant items impacting comparability
Mark-to-market
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans were recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that were recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $163 million for 2023, a pre-tax mark-to-market loss of $369 million for 2022, and a pre-tax mark-to-market gain of $100 million in 2021. Included within the aforementioned totals was a pre-tax mark-to-market loss for pension plans of $146 million for 2023, a pre-tax mark-to-market loss for pension plans of $229 million for 2022, and a pre-tax mark-to-market gain for pension plans of $98 million for 2021.

Separation costs
The Company successfully completed the separation of its North America cereal business on October 2, 2023. As a result, we incurred pre-tax charges related to the separation, primarily related to legal and consulting costs, of $60 million for 2023 and $8 million for 2022.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations of $2 million in 2023, $15 million in 2022, and 31 million in 2021.

Intangible Asset Impairment
During the fourth quarter of 2023, the Company completed its annual impairment testing and determined the fair value of an intangible asset did not exceed its carrying value. As a result, we incurred pre-tax charges related to the impairment of $34 million for 2023.

Loss related to divestiture
During the third quarter of 2023, the Company completed the sale of the Russian business. As a result of completing the transaction, the Company recorded a non-cash loss on the transaction of approximately $113 million, primarily related to the release of historical currency translation adjustments.

Gain related to interest rate swaps
During the third quarter of 2022, the Company recognized a pre-tax gain of $18 million in interest expense related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

Valuation allowance
During the fourth quarter of 2023, the Company recorded a valuation allowance on deferred tax assets of $21 million in conjunction with the separation of our North America cereal business.

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

Financial results
For the full year ended December 30, 2023, our reported net sales increased 3.7% versus the prior year on positive price/mix across all regions which more than offset the impacts of price elasticity on volume and adverse foreign currency translation. Growth was led by Snacks across all four regions and consolidated net sales grew in cereal and noodles and other. Organic net sales increased 8.3% from the prior year after excluding the impact of foreign currency.

Reported operating profit increased 24.3% versus the prior year due primarily to less unfavorable mark-to-market impacts, higher net sales, and recovery of gross margins, partially offset by loss on divestiture and higher costs related to the separation of our North America cereal business. Currency-neutral adjusted operating profit increased 18.4%, after excluding the impact of mark-to-market, separation costs, intangible asset impairment, and foreign currency.

Reported diluted EPS of $2.25 for the year increased 6.1% compared to the prior year EPS of $2.12 due primarily to less unfavorable mark-to-market impacts partially offset by higher costs related to the separation of our North America cereal business. Currency-neutral adjusted diluted EPS of $3.18 for the year increased 7.4% compared to prior year EPS of $2.96, after excluding the impact of significant items impacting comparability.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2023	2022
Reported net income attributable to Kellanova	$951	$960
Mark-to-market (pre-tax)	(163)	(370)
Separation costs (pre-tax)	(60)	(8)
Business and portfolio realignment (pre-tax)	(2)	(15)
Intangible asset impairment (pre-tax)	(34)	—
Gain related to interest rate swaps (pre-tax)	—	18
Loss on divestiture	(113)	—
Income tax impact applicable to adjustments, net*	55	85
Valuation allowance	(21)	—
Adjusted net income attributable to Kellanova	$1,289	$1,250
Foreign currency impact	16
Currency-neutral adjusted net income attributable to Kellanova	1,273	$1,250
Reported diluted EPS	$2.25	$2.12
Mark-to-market (pre-tax)	(0.47)	(1.07)
Separation costs (pre-tax)	(0.17)	(0.03)
Business and portfolio realignment (pre-tax)	(0.01)	(0.04)
Intangible asset impairment (pre-tax)	(0.10)	—
Gain related to interest rate swaps (pre-tax)	—	0.05
Loss on divestiture (pre-tax)	(0.33)	—
Income tax impact applicable to adjustments, net*	0.17	0.25
Valuation allowance	(0.06)	—
Adjusted diluted EPS from continuing operations	$3.23	$2.96
Foreign currency impact	0.05	—
Currency-neutral adjusted diluted EPS from continuing operations	3.18	$2.96
Currency-neutral adjusted diluted EPS growth	7.4%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2023 compared to 2022
The following tables provide an analysis of net sales and operating profit performance for 2023 versus 2022:

Year ended December 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,574	$2,501	$1,265	$2,785	$(4)	$13,122
Foreign currency	(9)	54	86	(643)	—	(513)
Organic net sales	$6,583	$2,448	$1,179	$3,428	$(3)	$13,635

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,330	$2,310	$1,088	$2,933	$(9)	$12,653
Divestitures	—	68	—	—	—	68
Organic net sales	$6,330	$2,243	$1,088	$2,933	$(9)	$12,585

% change - 2023 vs. 2022:
Reported growth	3.8%	8.3%	16.3%	(5.1)%	n/m	3.7%
Foreign currency	(0.2)%	2.3%	7.9%	(22.0)%	n/m	(4.1)%
Currency-neutral growth	4.0%	6.0%	8.4%	16.9%	n/m	7.8%
Divestitures	—%	(3.2)%	—%	—%	n/m	(0.5)%
Organic growth	4.0%	9.2%	8.4%	16.9%	n/m	8.3%
Volume (tonnage)	(6.1)%	(6.2)%	(7.0)%	0.8%	n/m	(4.0)%
Pricing/mix	10.1%	15.4%	15.4%	16.1%	n/m	12.3%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$1,024	$357	$130	$270	$(276)	$1,505
Mark-to-market	—	—	(3)	—	(14)	(17)
Separation costs	(42)	—	(3)	—	(14)	(60)
Business and portfolio realignment	—	1	(2)	—	(1)	(2)
Intangible asset impairment	(34)	—	—	—	—	(34)
Adjusted operating profit	$1,100	$356	$138	$270	$(247)	$1,618
Foreign currency impact	—	9	10	(32)	4	(10)
Currency-neutral adjusted operating profit	$1,101	$348	$128	$303	$(251)	$1,628

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$907	$329	$116	$252	$(393)	$1,212
Mark-to-market	—	—	(2)	—	(138)	(140)
Separation costs	(8)	—	—	—	—	(8)
Business and portfolio realignment	(12)	1	—	—	(4)	(15)
Adjusted operating profit	$927	$328	$118	$252	$(252)	$1,374

% change - 2023 vs. 2022:
Reported growth	12.8%	8.5%	12.0%	7.1%	29.9%	24.3%
Mark-to-market	—%	—%	(0.5)%	—%	32.3%	11.7%
Separation costs	(3.6)%	—%	(2.6)%	—%	(5.6)%	(3.7)%
Business and portfolio realignment	1.5%	—%	(1.6)%	—%	1.1%	1.2%
Intangible asset impairment	(3.8)%	—%	—%	—%	—%	(2.6)%
Adjusted growth	18.7%	8.5%	16.7%	7.1%	2.1%	17.7%
Foreign currency impact	—%	2.6%	8.7%	(12.8)%	1.8%	(0.7)%
Currency-neutral adjusted growth	18.7%	5.9%	8.0%	19.9%	0.3%	18.4%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales increased 3.8% versus the prior year as a result of price/mix growth that more than offset rising price elasticity. Organic net sales increased 4.0% after excluding the impact of foreign currency.

Net sales % change - 2023 vs. 2022:
North America	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	4.6%	(0.1)%	4.7%	—%	4.7%
Frozen	(0.4)%	(0.2)%	(0.2)%	—%	(0.2)%

North America snacks net sales increased 4.6% on price/mix growth in crackers, salty snacks, and portable wholesome snacks.

North America frozen foods net sales decreased 0.4%, as rising price elasticities offset price/mix growth.

North America operating profit increased 12.8% compared to the prior year due to higher net sales, recovery of gross margin, and reimbursement for transition services provided to WK Kellogg Co. These impacts were partially offset by a $34 million impairment charge taken on an intangible asset during the fourth quarter. Currency-neutral adjusted operating profit increased 18.7%, after excluding the impact of separation costs, intangible asset impairment, and business and portfolio realignment.

Europe
Reported net sales increased 8.3% due primarily to favorable price/mix, momentum in snacks, and favorable foreign currency translation. Organic net sales increased 9.2% after excluding the impact of the divestiture of our business in Russia and foreign currency.

Net sales % change - 2023 vs. 2022:
Europe	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	16.0%	2.7%	13.3%	(3.7)%	17.0%
Cereal	(0.2)%	1.9%	(2.1)%	(2.7)%	0.6%

Snacks net sales growth was led by sustained momentum in Pringles, with growth across key markets.

Cereal net sales declined slightly on a reported basis primarily due to unfavorable foreign currency.

Reported operating profit increased 8.5% due primarily to higher net sales and favorable foreign currency. Currency-neutral adjusted operating profit increased 5.9% after excluding the impact of foreign currency.

Latin America
Reported net sales increased 16.3% driven by strong price/mix growth and favorable foreign currency translation, with growth in snacks and cereal. Organic net sales increased 8.4%, after excluding the impact of foreign currency.

Net sales % change - 2023 vs. 2022:
Latin America	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	12.4%	5.6%	6.8%	—%	6.8%
Cereal	18.9%	9.5%	9.4%	—%	9.4%

Snacks net sales growth was led by double-digit consumption growth in key markets for salty snacks, including Mexico and Brazil.

Cereal net sales increased due to share gains in key markets, notably Mexico.

Reported operating profit increased 12.0% due to higher net sales and favorable foreign currency translation. Currency-neutral adjusted operating profit increased 8.0% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales decreased 5.1% driven by unfavorable foreign currency primarily due to the devaluation of the Nigerian Naira, which more than offset growth in volume and price/mix. Organic net sales increased 16.9% after excluding foreign currency.

Net sales % change - 2023 vs. 2022:
AMEA	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	8.3%	(7.3)%	15.6%	—%	15.6%
Cereal	(1.0)%	(7.0)%	6.0%	—%	6.0%
Noodles and Other	(14.0)%	(38.4)%	24.4%	—%	24.4%

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Cereal net sales declined on a reported basis, as unfavorable foreign currency more than offset higher price/mix.

Noodles and other net sales decreased due to unfavorable foreign currency that more than offset higher volume and price/mix growth.

Reported operating profit increased 7.1% due primarily to the recovery of gross margins partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit increased 19.9%, after excluding the impact of foreign currency.

Corporate
Reported operating profit increased significantly versus the prior year due primarily to less unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $1 million from the prior year after excluding the impact of mark-to-market and separation costs.

Net sales and operating profit
2022 compared to 2021
The following tables provide an analysis of net sales and operating profit performance for 2022 versus 2021:

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,331	$2,310	$1,089	$2,933	$(9)	$12,653
Foreign currency impact	(12)	(245)	7	(228)	—	(478)
Organic net sales	$6,343	$2,555	$1,082	$3,161	$(9)	$13,131

Year ended January 1, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$5,775	$2,397	$962	$2,613	$—	$11,747

% change - 2022 vs. 2021:
Reported growth	9.6%	(3.6)%	13.2%	12.2%	—%	7.7%
Foreign currency impact	(0.2)%	(10.2)%	0.8%	(8.8)%	—%	(4.0)%
Organic growth	9.8%	6.6%	12.4%	21.0%	—%	11.7%
Volume (tonnage)	(1.2)%	(3.4)%	(5.2)%	(2.5)%	—%	(2.5)%
Pricing/mix	11.0%	10.0%	17.6%	23.5%	—%	14.2%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$906	$329	$117	$253	$(392)	$1,212
Mark-to-market	—	—	(2)	—	(138)	(140)
Separation costs	(8)	—	—	—	—	(8)
Business and portfolio realignment	(12)	1	—	—	(4)	(15)
Adjusted operating profit	$927	$328	$118	$252	$(252)	$1,374
Foreign currency impact	(1)	(32)	(1)	(20)	—	(54)
Currency-neutral adjusted operating profit	$928	$360	$119	$272	$(252)	$1,428

Year ended January 2, 2021
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$932	$350	$101	$246	$(245)	$1,383
Mark-to-market	—	—	1	—	1	2
Business and portfolio realignment	(18)	1	(4)	—	(10)	(31)
Adjusted operating profit	$950	$349	$104	$246	$(236)	$1,412

% change - 2022 vs. 2021:
Reported growth	(2.7)%	(5.9)%	16.3%	2.7%	(60.7)%	(12.3)%
Mark-to-market	—%	—%	(3.5)%	—%	(56.3)%	(10.2)%
Separation costs	(0.9)%	—%	—%	—%	—%	(0.6)%
Business and portfolio realignment	0.6%	0.1%	4.7%	0.1%	4.9%	1.1%
Adjusted growth	(2.4)%	(5.8)%	15.1%	2.6%	(9.3)%	(2.6)%
Foreign currency impact	(0.1)%	(9.1)%	(1.1)%	(8.3)%	—%	(3.8)%
Currency-neutral adjusted growth	(2.3)%	3.3%	16.2%	10.9%	(9.3)%	1.2%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales increased 9.6% versus the prior year as a result of revenue growth management actions and sustained momentum in snacks. Organic net sales increased 9.8% after excluding the impact of foreign currency.

Net sales % change - 2022 vs. 2021:
North America	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	11.9%	(0.2)%	12.1%
Frozen	(1.1)%	(0.3)%	(0.8)%

North America snacks net sales increased 11.9% supported by consumption dollar growth in each of our three major categories, crackers, salty snacks, and portable wholesome snacks.

North America frozen foods net sales decreased 1.1% due primarily to supply constraints.

North America operating profit decreased 2.7% compared to the prior year due primarily to accelerating input cost inflation. Currency-neutral adjusted operating profit decreased 2.3%, after excluding the impact of business and portfolio realignment and separation costs.

Europe
Reported net sales decreased 3.6% reflecting the impact of unfavorable foreign currency, despite favorable price/mix and continued growth in snacks. Organic net sales increased 6.6% after excluding the impact of foreign currency.

Net sales % change - 2022 vs. 2021:
Europe	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	0.5%	(10.5)%	11.0%
Cereal	(7.7)%	(9.9)%	2.2%

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

Latin America
Reported net sales increased 13.2% driven by strong price/mix growth and modestly favorable foreign currency translation, with growth in snacks and cereal. Organic net sales increased 12.4%, after excluding the impact of foreign currency.

Net sales % change - 2022 vs. 2021:
Latin America	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	24.2%	2.6%	21.6%
Cereal	6.4%	(0.4)%	6.8%

Snacks net sales growth was led by sustained consumption growth and share gains in key markets for salty snacks.

Cereal net sales increased due to share gains in key markets, including Mexico and Brazil.

Reported operating profit increased 16.3% due to higher net sales and favorable foreign currency translation partially offset by input cost inflation. Currency-neutral adjusted operating profit increased 16.2% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales increased 12.2% driven by favorable price/mix partially offset by unfavorable foreign currency. Organic net sales also increased 21.0% after excluding foreign currency.

Net sales % change - 2022 vs. 2021:
AMEA	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	19.0%	(7.4)%	26.4%
Cereal	(3.1)%	(10.3)%	7.2%
Noodles and other	21.4%	(8.1)%	29.5%

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

Corporate
Reported operating profit decreased significantly versus the prior year due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $16 million from the prior year after excluding the impact of mark-to-market.

Margin performance
2023 versus 2022 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2023	2022
Reported gross margin (a)	32.6%	30.1%	2.5
Mark-to-market	(0.1)%	(1.1)%	1.0
Separation costs	—%	—%	—
Business and portfolio realignment	—%	(0.1)%	0.1
Adjusted gross margin	32.7%	31.3%	1.4
Foreign currency impact	0.8%	—%	0.8
Currency-neutral adjusted gross margin	31.9%	31.3%	0.6
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin increased 250 basis points versus the prior year due primarily to less unfavorable mark-to-market impacts, higher service levels, and revenue growth management initiatives that were partially offset by high input cost inflation. Currency-neutral adjusted gross margin increased 60 basis points compared to 2022.

Our 2023 and 2022 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2023	2022
Reported gross profit (a)	$4,283	$3,811
Mark-to-market	(6)	(140)
Separation costs	(3)	—
Business and portfolio realignment	(2)	(5)
Adjusted gross profit	4,294	3,956
Foreign currency impact	(58)	—
Currency-neutral adjusted gross profit	$4,352	$3,956
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

2022 versus 2021 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2022	2021
Reported gross margin (a)	30.1%	32.5%	(2.4)
Mark-to-market	(1.1)%	(0.1)%	(1.0)
Business and portfolio realignment	(0.1)%	(0.1)%	—
Adjusted gross margin	31.3%	32.7%	(1.4)
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	31.2%	32.7%	(1.5)
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin decreased 240 basis points versus the prior year as the impact of productivity improvements and revenue growth management initiatives was more than offset by cost inflation, inefficiencies from worldwide supply bottlenecks and shortages, a mix shift towards emerging markets and unfavorable mark-to-market. Currency-neutral adjusted gross margin decreased 150 basis points compared to 2021.
Our 2022 and 2021 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2022	2021
Reported gross profit (a)	$3,811	$3,818
Mark-to-market	(140)	(8)
Business and portfolio realignment	(5)	(14)
Adjusted gross profit	3,956	3,840
Foreign currency impact	(138)	—
Currency-neutral adjusted gross profit	$4,094	$3,840
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

Interest expense and interest income
Interest expense was $303 million and $201 million for the years ended December 30, 2023 and December 31, 2022, respectively. The increase from the prior year is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year as well as an $18 million gain in the prior year related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

Interest income (recorded in other income (expense), net) was $101 million and $33 million for the years ended December 30, 2023 and December 31, 2022, respectively. The increase from the prior year is due to higher interest rates on cash deposits.
Income taxes
Our reported effective tax rate for 2023 and 2022 was 24.8% and 20.0%, respectively.

The higher effective tax rate for the year ended December 30, 2023, compared to the prior year, was due primarily to a valuation allowance recorded in the fourth quarter of 2023 in conjunction with the separation of our North America cereal business.

Adjusted effective tax rates for 2023 and 2022 were 20.7% and 20.8%, respectively.

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2023 and 2022.

Consolidated results (dollars in millions)	2023	2022
Reported income taxes	$258	$180
Mark-to-market	(28)	(81)
Separation costs	(22)	(6)
Business and portfolio realignment	4	(3)
Intangible asset impairment	(8)	—
Gain related to interest rate swaps	—	5
Foreign valuation allowance	21	—
Adjusted income taxes	$291	$265
Reported effective income tax rate	24.8%	20.0%
Mark-to-market	1.1	(0.6)
Separation costs	(0.6)	(0.3)
Business and portfolio realignment	0.2	—
Intangible asset impairment	—	—
Loss on divestiture	1.8	—
Gain related to interest rate swaps	—	0.1
Foreign valuation allowance	1.6	—
UK tax rate change	—
Adjusted effective income tax rate	20.7%	20.8%
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

LIQUIDITY AND CAPITAL RESOURCES
At this time we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect cash provided by operating activities of $1.7 billion and capital expenditures of approximately $700 million in 2024. We currently have $2.5 billion of unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2024, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital.

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while establishing competitive market-based terms with suppliers. The impacts of the extended customer terms programs and of the monetization programs are included in our calculation of core working capital and are largely offsetting. These programs are all part of our ongoing working capital management.

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate. Supplier payment term modifications did not have a material impact on our cash flows during 2023, and are not expected to have a material impact in 2024.

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
We had negative working capital of $1.7 billion and $2.2 billion as of December 30, 2023 and December 31, 2022, respectively.
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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$1,645	$1,651
Investing activities	(562)	(448)
Financing activities	(1,110)	(1,081)
Effect of exchange rates on cash and cash equivalents	2	(109)
Net increase (decrease) in cash and cash equivalents	$(25)	$13
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for 2023 totaled $1,645 million compared to $1,651 million in the prior year. Net sales increase as well as profit margin recovery allowed us to generate cash to offset incremental cash costs related to separation activities as well as the absence of North America cereal's cash flow in the fourth quarter. This resulted in similar year-over-year net cash provided by operating activities.

Our total pension and postretirement benefit plan funding amounted to $42 million and $23 million for the years ended December 30, 2023 and December 31, 2022, respectively.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2024 of approximately $64 million. Actual 2024 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
We measure free cash flow as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP financial measure of free cash flow to focus management and investors on the amount of cash available over time for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our free cash flow metric is reconciled to the most comparable GAAP measure, as follows:

(dollars in millions)	2023	2022
Net cash provided by operating activities	$1,645	$1,651
Additions to properties	(677)	(488)
Free cash flow	$968	$1,163
Investing activities
Our net cash used in investing activities for 2023 totaled $562 million compared to $448 million in 2022 due primarily to higher capital expenditures in preparation of the separation transaction as well as phasing of capital expenditures over the two preceding years.

Capital spending in 2023 included investments in our supply chain infrastructure, including manufacturing capacity expansions in multiple markets as well as investments in conjunction with the separation transaction.
Cash paid for additions to properties as a percentage of net sales was 5.1% and 3.9% in 2023 and 2022, respectively.
Financing activities
Our net cash used in financing activities totaled $1,110 million compared to $1,081 million during the prior year. During 2023, the net distribution received from WK Kellogg Co and proceeds from the $400 million ten-year U.S. Dollar Notes issuance were utilized to repay commercial paper and $550 million, seven-year U.S. Dollar Notes upon maturity.

Total debt was $5.9 billion and $6.6 billion at year-end 2023 and 2022, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	December 30, 2023	December 31, 2022
Notes payable	$121	$467
Current maturities of long-term debt	663	780
Long-term debt	5,089	5,317
Total debt liabilities	$5,873	$6,564
Less:
Cash and cash equivalents	(274)	(299)
Net debt	$5,599	$6,265

In November 2023, we repaid $550 million, seven-year 2.65% U.S. Dollar Notes due 2023, upon maturity.

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

In November 2022, we repaid €600 million, five-year 0.80% Euro Notes due 2022, upon maturity.
We paid quarterly dividends to shareholders totaling $2.34 per share in 2023 versus $2.34 per share in 2022. On February 16, 2024, the Board of Directors declared a dividend of $.56 per common share, payable on March 15, 2024 to shareholders of record at the close of business on March 1, 2024.
We entered into an unsecured Five-Year Credit Agreement in December 2021, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in December 2026.

In December 2023, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that was set to expire in December 2023.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 30, 2023, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at December 30, 2023.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of December 30, 2023.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in December 2024, as well as our Five-Year Credit Agreement, which expires in December 2026. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
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
Monetization and Accounts Payable Tracking Systems
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $697 million and $609 million remained outstanding under this arrangement as of December 30, 2023 and December 31, 2022, respectively.

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

We have agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected at their discretion, make offers to sell one or more of our payment obligations prior to their scheduled due dates at a discounted price to participating financial institutions. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. Our obligations to our suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, our right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.

Refer to Note 1 within Notes to Consolidated Financial Statements for further information related to accounts payable.

If financial institutions were to terminate their participation in the Monetization Programs and we are not able to modify related customer payment terms, working capital could be negatively impacted. Additionally, working capital could be negatively impacted if we shorten our supplier payment terms as a result of supplier negotiations. For suppliers participating in the Accounts Payable Tracking Systems, financial institutions may terminate their participation or we could experience a downgrade in our credit rating that could result in higher costs to suppliers. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

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

A summary of our operating and finance lease obligations as of December 30, 2023 can be found in Note 8 “Leases and Other Commitments”, to the Consolidated Financial Statements contained in this report.

A summary of principal payments for long-term debt as of December 30, 2023 can be found in Note 9 “Debt”, to the Consolidated Financial Statements contained in this report.

Interest payments will be approximately $142 million per year from 2024 through 2028 and approximately $646 million in total from 2029 through the last debt maturity date.

A summary of our pension and postretirement benefit obligations as of December 30, 2023 can be found in Notes 11 “Pension Benefits” and Note 12 “Nonpension Postretirement and Postemployment Benefits”, to the Consolidated Financial Statements contained in this report.

See Note 14 “Income Taxes”, to the Consolidated Financial Statements contained in this report for discussion of uncertain tax positions.

Our unconditional purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. As of December 30, 2023, unconditional purchase obligations totaled approximately $1.5 billion. Approximately $1.3 billion of these unconditional purchase obligations will be settled in the ordinary course of business in the next 12 months.

As of December 30, 2023, we did not have any material off-balance sheet arrangements.

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
Goodwill and other intangible assets
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may instead perform a quantitative impairment test. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. The reporting unit’s fair value is estimated using a combination of a market multiples and discounted cash flow methodologies. The market multiples approach is based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to our reporting units. The discounted cash flow approach incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of a reporting unit exceeds its fair value, we consider the reporting unit impaired and reduce its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.

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

At December 30, 2023, goodwill and other intangible assets amounted to $7.0 billion, consisting primarily of goodwill and brands. Within this total, approximately $1.8 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.6 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America operating segment.

The Company's annual reporting unit goodwill impairment testing, performed through the fourth quarter of 2023, consisted of quantitative testing due primarily to the passage of time since the last quantitative test. No heightened risk or qualitative indicators of impairment of any reporting units was identified.

The Company's annual intangible asset impairment testing was also performed through the fourth quarter of 2023 consisting of qualitative or quantitative testing for all significant intangible assets. As a result of the annual impairment testing the Company recognized a non-cash impairment of $34 million related to a brand in the North America operating segment that relates to snack category products. In performing the quantitative test of this brand, fair value was determined using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants. After the impairment, the carrying value of this brand was $150 million at December 30, 2023. No other heightened risk or qualitative indicators of impairment of any other intangible assets was identified.

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

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 56% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and a 2023 weighted-average active management premium of 0.84% for the pension plans and 0.93% for the retiree medical plan, (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Because of a change in the asset mixes between the US pension and retiree medical trusts, separate rate of return assumptions were used in 2023. Our assumed rate of return for U.S. plans in 2023 was 7.75% for the pension plans and 8.00% for the retiree medical plan, which equated to approximately the 55th and 53rd percentile expectations of our model, respectively. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 44% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 30, 2023, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2024 benefits expense by approximately $23 million. For the years ended December 30, 2023 and December 31, 2022, our actual return on plan assets was more than the recognized assumed return by $52 million and less than the recognized by $1.5 billion, respectively.

Pension assets include a level 3 investment comprising 32% of total plan assets as of December 30, 2023. The investment, a buy-in annuity contract, is valued based on the estimated cost to enter an equivalent contract at the balance sheet date.

Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. Our initial trend rate for 2024 of 6.50% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. Our initial rate remains flat through 2025 before trending downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2023 claims experience was approximately $4 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an improvement scale that incorporated an additional year of data. In 2022 and 2023, the SOA did not release an updated improvement scale. In determining the appropriate mortality assumptions as of 2023 fiscal year-end, we used the 2019 SOA tables with collar adjustments based on Kellanova’s current population, consistent with the prior year. In addition, our assumption for future mortality improvement continues to be based on mortality information available from the Social Security Administration and other sources, consistent with the prior year and in line with our expectations for future experience. There were no changes to the year-end pension and postretirement benefit obligations due to mortality assumption changes.

To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe. The projected benefit obligation for the plan in the United Kingdom is set equal to the fair value of the buy-in annuity contracts. We use a December 31 measurement date for our defined benefit plans. Accordingly, we select yield curves to measure our benefit obligations that are consistent with market indices during December of each year.

Based on consolidated obligations at December 30, 2023, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2024 benefits expense by approximately $2 million and would result in an immediate loss recognition of $174 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2023, we recognized a net actuarial loss of approximately $142 million compared to a net actuarial loss of approximately $228 million in 2022. The total net loss recognized in 2023 was driven by a loss of approximately $184 million from assumption changes, including decreases in the discount rate and from the UK buy-in of annuities for existing scheme participants, and a loss of approximately $10 million from plan experience, partially offset by a gain of approximately $52 million from higher than expected asset returns.

During 2023, we made contributions in the amount of $25 million to Kellanova’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally, we contributed $10 million to our retiree medical programs.
Income taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The calculation of our income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgment.

We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be de-recognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 14 within Notes to Consolidated Financial Statements.
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

FUTURE OUTLOOK
The Company affirmed the financial guidance for 2024 that it had first provided in August, 2023, at its Day@K investor event. The Company is projecting:

•Organic-basis net sales growth of approximately 3% or better against a recast 2023.

•Adjusted-basis operating profit of approximately $1,850-1,900 million.

•Adjusted-basis earnings per share of approximately $3.55-3.65.

•Net cash provided by operating activities of approximately $1.7 billion, with capital expenditure of about $0.7 billion, which is elevated this year for the expansion of Pringles capacity in emerging markets. As a result, free cash flow is expected to be approximately $1.0 billion.
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

The adjusted-basis dollar range guidance shown below incorporates an impact from foreign currency based solely on prevailing exchange rates as of December 30, 2023.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2024:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Business and portfolio realignment (pre-tax)		$60-$70M	$0.17 - $0.20
Network optimization (pre-tax)		$150-$160M	$0.43 - $0.46
Income tax impact applicable to adjustments, net**			$0.13 - $0.14
Adjusted guidance		$1,850-$1,900M	$3.55 - $3.65
Organic guidance *	~ 3%
* 2024 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2024 include impacts of mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments, and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.

** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Free Cash Flow Guidance
(billions)
Full Year 2024
Net cash provided by (used in) operating activities	~ $1.7
Additions to properties	~ ($0.7)
Free Cash Flow	~ $1.0
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

Additionally, volatile market conditions arising from geopolitical events may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Polish Zloty and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro.

During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 5% of our consolidated assets as of December 30, 2023, compared to 8% as of December 31, 2022. Net sales of our Nigerian business were 8% of our consolidated net sales year-to-date period ended December 30, 2023, but could become a smaller percentage of our overall sales if exchange rates as of year-end persist or decline further in 2024.

In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. During 2023, the Company recorded significant foreign currency translation adjustments due to the devaluation of the Nigerian Naira. The Company, following its accounting practice of recording the operations of its subsidiary, TAF, on a one-month lag basis has recognized these adjustments based on the foreign currency exchange rates as of the end of November 2023. The aggregate effect of these adjustments for the year resulted in translation losses of approximately $141 million, which have been recognized in other comprehensive income.

We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2023 was $4.8 billion, representing a net settlement obligation of $21 million. The total notional amount of foreign currency derivative instruments at year-end 2022 was $4.5 billion, representing a net settlement receivable of $153 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by $329 million, resulting in a net settlement obligation of $350 million at year-end 2023 and the settlement receivable would have decreased by $342 million at year-end 2022. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Interest rate risk
Our company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing and future issuances of variable rate debt. Primary exposures include movements in U.S. Treasury rates, Secured Overnight Financing Rate (SOFR), and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.
We entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. The total notional amount of interest rate swaps at year-end 2023 was $2.3 billion, representing a net settlement obligation of $93 million. The total notional amount of interest rate swaps at year-end 2022 was $2.7 billion, representing a net settlement obligation of $23 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $14 million and $12 million at year-end 2023 and 2022, respectively.

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

Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as other global events, have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the fiscal year ended December 30, 2023 we continued to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges have eased. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. We continue to expect input cost inflation to be flat during 2024.

The total notional amount of commodity derivative instruments at year-end 2023 was $201 million, representing a settlement obligation of less than a $1 million. The total notional amount of commodity derivative instruments at year-end 2022 was $230 million, representing a settlement receivable of approximately $2 million. Assuming a 10%

decrease in year-end commodity prices, the settlement obligation would have increased by $11 million, resulting in a net settlement obligation of approximately $11 million at year-end 2023, and the settlement receivable would have decreased by approximately $18 million at year-end 2022, generally offset by a reduction in the cost of the underlying commodity purchases.
In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes.
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 30, 2023 and December 31, 2022, we had posted collateral of $59 million and $9 million, respectively. As of December 30, 2023 and December 31, 2022, margin deposits for exchange-traded commodity derivative instruments, were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. Dollars, except per share data)

(millions, except per share data)	2023	2022	2021
Net sales	$13,122	$12,653	$11,747
Cost of goods sold	8,839	8,842	7,929
Selling, general and administrative expense	2,778	2,600	2,435
Operating profit	$1,505	$1,211	$1,383
Interest expense	303	201	205
Other income (expense), net	(162)	(108)	274
Income from continuing operations before income taxes	1,040	902	1,452
Income taxes	258	180	353
Earnings (loss) from unconsolidated entities	6	9	3
Net income from continuing operations	$788	$731	$1,103
Net income (loss) attributable to noncontrolling interests	13	2	7
Income from discontinued operations, net of taxes	176	231	392
Net income attributable to Kellanova	$951	$960	$1,488
Per share amounts:
Earnings Per Common Share - Basic
Earnings from continuing operations	$2.27	$2.14	$3.21
Earnings from discontinued operations	$0.51	$0.67	$1.15
Net Earnings Per Common Share - Basic	$2.78	$2.81	$4.36
Earnings Per Common Share - Diluted
Earnings from continuing operations	$2.25	$2.12	$3.19
Earnings from discontinued operations	$0.51	$0.67	$1.14
Net Earnings Per Common Share - Diluted	$2.76	$2.79	$4.33
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. Dollars)

	2023			2022			2021
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$964			$962			$1,495
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(446)	$2	(444)	$(412)	$3	(409)	$(222)	$5	(217)
Net investment hedges:
Net investment hedges gain (loss)	(128)	32	(96)	287	(72)	215	236	(62)	174
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	(19)	5	(14)	221	(57)	164	38	(10)	28
Reclassification to net income	9	(2)	7	(2)	1	(1)	22	(6)	16
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—	5	(1)	4	(2)	1	(1)
Prior service credit (cost)	(15)	8	(7)	(3)	1	(2)	(18)	4	(14)
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(2)	1	(1)	(2)	—	(2)
Prior service (credit) cost	(1)	—	(1)	1	—	1	—	—	—
Available-for-sale securities:
Unrealized gain (loss)	1	—	1	(5)	—	(5)	(1)	—	(1)
Reclassification to net income	3	—	3	1	—	1	(2)	—	(2)
Other comprehensive income (loss)	$(597)	$45	$(552)	$91	$(124)	$(33)	$49	$(68)	$(19)
Comprehensive income			$412			$929			$1,476
Net income (loss) attributable to noncontrolling interests			13			2			7
Other comprehensive income (loss) attributable to noncontrolling interests			(229)			(46)			(30)
Comprehensive income attributable to Kellanova			$628			$973			$1,499
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. Dollars, except per share data)

(millions, except share data)	2023	2022
Current assets
Cash and cash equivalents	$274	$299
Accounts receivable, net	1,568	1,532
Inventories	1,243	1,339
Other current assets	245	378
Current assets of discontinued operations	—	638
Total current assets	3,330	4,186
Property, net	3,212	3,090
Operating lease right-of-use assets	661	610
Goodwill	5,160	5,381
Other intangibles, net	1,930	2,239
Investment in unconsolidated entities	184	432
Other assets	1,144	1,280
Non-current assets of discontinued operations	—	1,278
Total assets	$15,621	$18,496
Current liabilities
Current maturities of long-term debt	$663	$780
Notes payable	121	467
Accounts payable	2,314	2,568
Current operating lease liabilities	121	118
Accrued advertising and promotion	766	709
Accrued salaries and wages	278	318
Other current liabilities	797	841
Current liabilities of discontinued operations	—	548
Total current liabilities	5,060	6,349
Long-term debt	5,089	5,317
Operating lease liabilities	532	482
Deferred income taxes	497	707
Pension liability	613	593
Other liabilities	461	490
Non-current liabilities of discontinued operations	—	183
Commitments and contingencies (Note 16)
Equity
Common stock, $0.25 par value, 1,000,000,000 shares authorized Issued: 421,326,361 shares in 2023 and 421,209,894 shares in 2022	105	105
Capital in excess of par value	1,101	1,068
Retained earnings	8,804	9,197
Treasury stock, at cost 80,738,167 shares in 2023 and 79,409,966 shares in 2022	(4,794)	(4,721)
Accumulated other comprehensive income (loss)	(2,041)	(1,708)
Total Kellanova equity	3,175	3,941
Noncontrolling interests	194	434
Total equity	3,369	4,375
Total liabilities and equity	$15,621	$18,496
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. Dollars, except per share data)

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, January 2, 2021	421	$105	$972	$8,326	77	(4,559)	$(1,732)	$3,112	$524	$3,636
Common stock repurchases					4	(240)		(240)		(240)
Net income (loss)				1,488				1,488	7	1,495
Acquisition of noncontrolling interest			22					22	30	52
Dividends declared ($2.31 per share)				(788)				(788)		(788)
Distributions to noncontrolling interest								—	(36)	(36)
Other comprehensive income (loss)							11	11	(30)	(19)
Stock compensation			68					68		68
Stock options exercised and other	—		(39)	2	(1)	84		47		47
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	$(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income (loss)				960				960	2	962
Dividends declared ($2.34 per share)				(797)				(797)		(797)
Distributions to noncontrolling interest								—	(17)	(17)
Other comprehensive income (loss)							13	13	(46)	(33)
Stock compensation			96					96		96
Stock options exercised and other	—		(51)	6	(6)	294		249		249
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Common stock repurchases					3	(170)		(170)		(170)
Net income (loss)				951				951	13	964
Dividends declared ($2.34 per share)				(800)				(800)		(800)
Distributions to noncontrolling interest								—	(24)	(24)
Distribution of WK Kellogg Co.				(537)			(10)	(547)		(547)
Other comprehensive income (loss)							(323)	(323)	(229)	(552)
Stock compensation			95					95		95
Stock options exercised and other			(62)	(7)	(1)	97		28		28
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. Dollars)

(millions)	2023	2022	2021
Operating activities
Net income	$964	$962	$1,495
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	419	478	467
Postretirement benefit plan expense (benefit)	53	240	(392)
Deferred income taxes	(21)	(46)	125
Stock compensation	95	96	68
Loss on Russia Divestiture	113	—	—
Other	40	(42)	(44)
Postretirement benefit plan contributions	(42)	(23)	(20)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(42)	(257)	(9)
Inventories	139	(411)	(135)
Accounts payable	(340)	411	194
All other current assets and liabilities	267	243	(48)
Net cash provided by (used in) operating activities	$1,645	$1,651	$1,701
Investing activities
Additions to properties	$(677)	$(488)	$(553)
Issuance of notes receivable	(4)	(22)	(28)
Repayments from notes receivable	—	10	28
Settlement of net investment hedges	68	37	19
Investments in unconsolidated entities	—	—	(10)
Purchases of available for sale securities	(15)	(17)	(61)
Sales of available for sale securities	64	19	72
Other	2	13	5
Net cash provided by (used in) investing activities	$(562)	$(448)	$(528)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(356)	337	(27)
Issuances of notes payable, with maturities greater than 90 days	35	28	73
Reductions of notes payable, with maturities greater than 90 days	(25)	(35)	(63)
Issuances of long-term debt	404	39	361
Reductions of long-term debt	(780)	(648)	(650)
Net issuances of common stock	60	277	63
Common stock repurchases	(170)	(300)	(240)
Cash dividends	(800)	(797)	(788)
Proceeds received from debt issued and retained by WK Kellogg Co	663	—	—
Cash retained by WK Kellogg Co at separation	(78)	—	—
Other	(63)	18	(35)
Net cash provided by (used in) financing activities	$(1,110)	$(1,081)	$(1,306)
Effect of exchange rate changes on cash and cash equivalents	2	(109)	(16)
Increase (decrease) in cash and cash equivalents	$(25)	$13	$(149)
Cash and cash equivalents at beginning of period	299	286	435
Cash and cash equivalents at end of period	$274	$299	$286

Supplemental cash flow disclosures:
Interest paid	$291	$220	$213
Income taxes paid	$322	$312	$365

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$138	$209	$162

Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
ACCOUNTING POLICIES
Basis of presentation
The consolidated financial statements include the accounts of the Kellanova (the Company), formerly Kellogg Company, those of the subsidiaries that it controls due to ownership of a majority voting interest (Kellanova or the Company).

On October 2, 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. As a result of the distribution, Kellanova shareholders of record on September 21, 2023, received one share of WK Kellogg Co common stock for every four shares of Kellanova common stock.

In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of WK Kellogg Co as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2022. The consolidated statements of comprehensive income, equity and cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Kellanova unless otherwise noted. See Note 2 for additional information.

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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2023, 2022 and 2021 fiscal years each contained 52 weeks and ended on December 30, 2023, December 31, 2022, and January 1, 2022, respectively. Certain prior period amounts have been updated to conform to the current period presentation.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for expected credit losses and prompt payment discounts. Trade receivables do not bear interest. The allowance for expected credit losses represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. For the fiscal years ended 2023 and 2022 the

Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 3 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no material assets held for sale at the fiscal year-end 2023 or 2022.
Goodwill and other intangible assets
The Company reviews our operating segment and reporting unit structure annually or as significant changes in the organization occur and assesses goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, the Company may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, the Company may instead perform a quantitative impairment test. In our quantitative testing, the Company compares a reporting unit’s estimated fair value with its carrying value. The reporting unit’s fair value is estimated using a combination of a market multiples and discounted cash flow methodologies. The market multiples approach is based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to the Company’s reporting units. The discounted cash flow approach incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of a reporting unit exceeds its fair value, the Company considers the reporting unit impaired and reduces its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.

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

The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of December 30, 2023, $825 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 31, 2022, $932 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
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

The leases have remaining terms which range from less than 1 year to 17 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the lease that are reasonably certain of being executed.
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

Accounting standards to be adopted in future periods

Income Taxes: Improvements to Income Tax Disclosures: In December 2023, the FASB issued ASU 2023-09 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. It will take effect for public entities fiscal years beginning after December 15, 2024, with early adoption permitted.The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.

Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which focuses on enhancing reportable segment disclosures under Segment Reporting (Topic 280). This new standard is designed to enhance the transparency of significant segment expenses on an interim and annual basis. It will take effect for public entities fiscal years beginning after December 15, 2023, with the option for earlier adoption at any time before the specified date, with retrospective requirements. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.

Accounting standards adopted during the period

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

NOTE 2
DISCONTINUED OPERATIONS

As disclosed in Note 1, on October 2, 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. As a result of the distribution, Kellanova shareholders of record on September 21, 2023, received one share of WK Kellogg Co common stock for every four shares of Kellanova common stock.

In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Further, the Company reclassified the assets and liabilities of WK Kellogg Co as assets and liabilities of discontinued operations in the consolidated balance sheet as of December 31, 2022. The consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The following table presents key components of “Income from discontinued operations, net of income taxes” for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022:

(millions)	2023	2022	2021
Net sales	$2,085	$2,662	$2,434
Cost of goods sold	$1,387	$1,858	$1,692
Selling, general and administrative expense	$479	$381	$373
Operating profit	$219	$423	$369
Interest expense	$26	$17	$18
Other income (expense), net	$54	$(111)	$162
Income from discontinued operations before income taxes	$247	$295	$513
Income taxes	$71	$64	$121
Net income from discontinued operations, net of tax	$176	$231	$392

The following table presents assets and liabilities that are classified as discontinued operations on the consolidated balance sheet as of December 31, 2022:

(millions)
Cash and cash equivalents	$—
Accounts receivable, net	$204
Inventories	$429
Other current assets	$5
Total current assets of discontinued operations	$638
Property, net	$699
Operating lease right-of-use assets	$7
Goodwill	$305
Other intangibles	$57
Other assets	$210
Total assets of discontinued operations	$1,916

Accounts payable	$405
Current operating lease liabilities	$3
Accrued advertising and promotion	$57
Accrued salaries and wages	$52
Other current liabilities	$31
Total current liabilities of discontinued operations	$548
Operating lease liabilities	$4
Deferred income taxes	$53
Pension liability	$116
Other non-current liabilities	$10
Total liabilities of discontinued operations	$731
The following table presents significant cash flow items from discontinued operations for the fiscal years ended December 30, 2023, December 31, 2022, and January 1, 2022:

(millions)	2023	2022	2021
Depreciation and amortization	$52	$74	$72
Additions to properties	$107	$87	$90
Postretirement benefit plan expense (benefit)	$(53)	$123	$(143)

On September 29, 2023, in connection with the planned separation, WK Kellogg Co entered into a Credit Agreement (the “Credit Agreement”) and borrowed $664 million under the term loan and revolving credit facility under the Credit Agreement. Approximately $663 million of these borrowings was paid by WK Kellogg Co to Kellanova in the form of a dividend. Pursuant to the conditions of the private letter ruling from the Internal Revenue Service, Kellanova used the proceeds from the dividend, along with cash on hand to repay outstanding commercial paper and the 2.65% Senior Notes due 2023, which had an outstanding principal balance of $550 million. In a pro rata spin-off of consolidated subsidiaries, the distribution of the assets and liabilities are recognized through equity instead of net income. Accordingly, Kellanova has recognized the distribution of net assets to WK Kellogg Co in retained earnings. Following the completion of the separation on October 2, 2023, the term loan and revolving credit facility under the Credit Agreement are no longer obligations of Kellanova.

In connection with the separation, WK Kellogg Co entered into several agreements with Kellanova that govern the relationship of the parties following the spin-off including a Separation and Distribution Agreement, a Manufacturing and Supply Agreement (“Supply Agreement”), a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement (“TSA”), and various lease agreements.

Pursuant to the TSA, both Kellanova and WK Kellogg Co agree to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for an initial duration of two years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The costs and reimbursements related to services provided by Kellanova under the TSA are recorded in continuing operations with the consolidated statement of operations. During 2023 Kellanova recorded approximately $52 million of cost reimbursements related to the TSA, of which $37 million is recognized in COGS and $15 million in SGA in the Consolidated Statement of Income. These reimbursements are a direct offset within the consolidated statement of income to the costs incurred related to providing services under the TSA.

Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to three years following the spin-off. Net sales of $18 million and cost of sales of $16 million were recognized in 2023 following the spin-off related to the Supply Agreement. Prior to the spin-off, such transactions were eliminated in the consolidated financial statements as intercompany transactions.

NOTE 3
SALE OF ACCOUNTS RECEIVABLE

The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

The Company has two Receivable Sales Agreements (Monetization Programs) described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Monetization Programs are designed to effectively offset the impact on working capital of the Extended Terms Program. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however, the maximum receivables that may be sold at any time is approximately $975 million. During 2023 the Company amended the agreements to increase the previous maximum receivables sold limit from approximately $920 million as of December 31, 2022.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 30, 2023 and December 31, 2022 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $697 million and $609 million remained outstanding under these arrangements as of December 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $41 million, $16 million and $6 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. The recorded loss is included in OIE.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $8 million and $31 million remained outstanding under these programs as of December 30, 2023 and December 31, 2022, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in OIE and is not material.

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

NOTE 5
INVESTMENTS IN UNCONSOLIDATED ENTITIES

The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The investment in TAF is accounted for under the equity method of accounting and comprises substantially all of the investment in unconsolidated entities balance on the Consolidated Balance Sheet. The Company records the activity of TAF on a one-month lag due to the timing required to obtain the financial statements from TAF management. TAF, and other entities affiliated with TAF, are suppliers to Multipro, a consolidated subsidiary in West Africa. The related trade payables are generally settled on a monthly basis. These suppliers' net sales, totaling $796 million and $900 million for the years ended December 30, 2023 and December 31, 2022, respectively, consist primarily of inventory purchases by Multipro.

During the second quarter of 2023, the Company recorded an out-of-period adjustment to correct an error in the foreign currency translation of its investment in TAF. The adjustment decreased investments in unconsolidated entities and increased other comprehensive loss by $113 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the year to date period ended December 30, 2023 and related prior annual and quarterly periods.

During 2023, the Company recorded significant foreign currency translation adjustments due to the devaluation of the Nigerian Naira. The Company, following its accounting practice of recording the operations of its subsidiary, TAF, on a one-month lag basis has recognized these additional adjustments based on the foreign currency exchange rates as of the end of November 2023. The aggregate effect of these adjustments for the year resulted in translation losses of approximately $141 million, which have been recognized in other comprehensive income.

NOTE 6
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consolidated
January 1, 2022	$4,118	$350	$171	$827	$5,466
Currency translation adjustment	(3)	(22)	6	(66)	(85)
December 31, 2022	$4,115	$328	$177	$761	$5,381
Currency translation adjustment	1	8	14	(244)	(222)
December 30, 2023	$4,116	$336	$191	$517	$5,160

Other intangible assets

	2023			2022
(millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangibles subject to amortization (a)	$334	$(154)	$180	$489	$(162)	$327
Intangibles not subject to amortization	$1,750	$—	$1,750	$1,912	$—	$1,912
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $24 million per year through 2027.

Cumulative goodwill impairment losses are not material. The change in goodwill and other intangible asset values presented in the tables above include the impact of foreign currency translation adjustments which are primarily related to the devaluation of the Nigerian Naira.

Annual impairment testing
At December 30, 2023, goodwill and other intangible assets amounted to $7.0 billion, consisting primarily of goodwill and brands. Within this total, approximately $1.8 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.6 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America operating segment.

The Company's annual reporting unit goodwill impairment testing, performed through the fourth quarter of 2023, consisted of quantitative testing due primarily to the passage of time since the last quantitative test. No heightened risk or qualitative indicators of goodwill impairment of any reporting units was identified.

The Company's annual intangible asset impairment testing was also performed through the fourth quarter of 2023 consisting of qualitative or quantitative testing for all significant intangible assets. As a result of the annual impairment testing the Company recognized a non-cash impairment of $34 million in selling, general and administrative expense related to a brand in the North America operating segment that primarily relates to snack category products. In performing the quantitative test of this brand, fair value was determined using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants. After the impairment, the carrying value of this brand was $150 million at December 30, 2023. No other heightened risk or qualitative indicators of impairment of any other intangible assets was identified.

NOTE 7
EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellanova by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2023-3.9; 2022-2.9; 2021-10.6.
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
During 2023, the Company repurchased 3 million shares of common stock for a total of $170 million. During 2022, the Company repurchased 5 million shares of common stock for a total of $300 million. During 2021, the Company repurchased 4 million shares of common stock for a total of $240 million. As of December 30, 2023, approximately $1.3 billion remains available under the December 2022 stock repurchase program.
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
Accumulated other comprehensive income (loss) as of December 30, 2023 and December 31, 2022 consisted of the following:

(millions)	December 30, 2023	December 31, 2022
Foreign currency translation adjustments	$(2,326)	$(2,111)
Net investment hedges gain (loss)	186	282
Cash flow hedges — net deferred gain (loss)	143	150
Postretirement and postemployment benefits:
Net experience gain (loss)	1	2
Prior service credit (cost)	(45)	(27)
Available-for-sale securities unrealized net gain (loss)	—	(4)
Total accumulated other comprehensive income (loss)	$(2,041)	$(1,708)
NOTE 8
LEASES AND OTHER COMMITMENTS

The Company recorded operating lease costs of $137 million, $132 million and $136 million for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, respectively. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Year ended December 30, 2023	Year ended December 31, 2022	Year ended January 1, 2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138	$121	$135
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$89	$84	$55
Modified leases	$74	$27	$53

Weighted-average remaining lease term - operating leases	7 years	7 years
Weighted-average discount rate - operating leases	3.6%	2.9%

At December 30, 2023 future maturities of operating leases were as follows:

(millions)	Operating leases
2024	$139
2025	136
2026	109
2027	87
2028	62
2029 and beyond	208
Total minimum payments	$741
Less interest	(88)
Present value of lease liabilities	$653

Operating lease payments presented in the table above exclude $40 million of minimum lease payments for real-estate leases signed but not yet commenced as of December 30, 2023. The leases are expected to commence in 2024.

At December 30, 2023, future minimum annual lease commitments under non-cancelable finance leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 30, 2023, the Company had not recorded any liability related to these indemnifications.
NOTE 9
DEBT
The following table presents the components of notes payable at year end December 30, 2023 and December 31, 2022:

(millions)	2023		2022
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$—	—%	$330	4.46%
Bank borrowings	121		137
Total	$121		$467

The following table presents the components of subordinated long-term debt at year end December 30, 2023 and December 31, 2022:

(millions)	2023	2022
4.50% $650 million U.S. Dollar Notes due 2046	$639	$639
5.25% $400 million U.S. Dollar Notes due 2033	397	—
7.45% $625 million U.S. Dollar Debentures due 2031	622	622
2.10% $500 million U.S. Dollar Notes due 2030	497	497
0.50% €300 million Euro Notes due 2029	329	317
4.30% $600 million U.S. Dollar Notes due 2028	552	539
3.40% $600 million U.S. Dollar Notes due 2027	598	597
3.25% $750 million U.S. Dollar Notes due 2026	747	745
1.25% €600 million Euro Notes due 2025	667	648
1.00% €600 million Euro Notes due 2024	655	617
2.65% $600 million U.S. Dollar Notes due 2023	—	547
2.75% $400 million U.S. Dollar Notes due 2023	—	210
Other	49	119
	5,752	6,097
Less current maturities	(663)	(780)
Balance at year end	$5,089	$5,317

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

In connection with the debt issuance, Kellanova terminated forward starting interest rate swaps with notional amounts totaling $400 million, resulting in a gain of $47 million in the first quarter of 2023. These derivatives were accounted for as cash flow hedges. The total net gain of $91 million, including those realized in prior periods, were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. At the time of debt issuance, the effective interest rate on the Notes, reflecting issuance discount and hedge settlement was 3.06%.

In November 2022, the Company repaid the €600 million, five-year 0.80% Euro Notes due 2022, upon maturity.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends by the Company. The Company was in compliance with all these covenants as of December 30, 2023.

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There were no commercial paper notes outstanding under this program as of December 30, 2023 and December 31, 2022.

At December 30, 2023, the Company had $3.1 billion of short-term lines of credit and letters of credit, of which $3.0 billion were unused and available for borrowing primarily on an unsecured basis. These lines were comprised principally of the December 2021 unsecured $1.5 billion Five-Year Credit Agreement, which expires in December 2026, and an unsecured $1.0 billion 364-Day Credit Agreement.
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

In December 2023, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, which is expected to mature in December 2024.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 30, 2023, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at December 30, 2023 and December 31, 2022.

Scheduled principal repayments on long-term debt are (in millions): 2024–$671; 2025–$670; 2026–$757; 2027–$607; 2028–$608; 2028 and beyond–$2,519.

Financial institutions have issued standby letters of credit conditionally guaranteeing obligations on behalf of the Company totaling $68 million, including $67 million secured and $1 million unsecured, as of December 30, 2023. These obligations are related primarily to insurance programs. There were no amounts drawn down on the letters of credit as of December 30, 2023.

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
Stock awards are granted to non-employee Directors in early May of each year and are automatically deferred pursuant to the Kellanova Grantor Trust for Non-Employee Directors (the "Grantor Trust") in the form of deferred shares of our common stock (or "DSUs"). Under the terms of the Grantor Trust, shares underlying vested stock awards are settled only upon a Director's termination of service on the Board.
The 2022 Long-Term Incentive Plan (2022 Plan), approved by shareholders in April 2022, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. Through February 2022, the 2017 Long-Term Incentive Plan (2017) had a remaining 13.8 million authorized but unissued shares which was replaced by the 2022 Plan. The 2022 Plan authorizes the issuance of a total of 14.0 million shares. At December 30, 2023, there were 12.4 million remaining authorized, but unissued, shares under the 2022 Plan.

In April 2020, the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan was approved by shareholders, effective July 1, 2020. The plan is a tax-qualified employee stock purchase plan made available to substantially all U.S. employees, which allows participants to acquire Kellanova stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become shareholders.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2023	2022	2021
Pre-tax compensation expense	$96	$100	$73
Related income tax benefit	$25	$26	$19
As of December 30, 2023, total stock-based compensation cost related to non-vested awards not yet recognized was $108 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax windfall (shortfall) realized upon exercise or vesting of stock-based awards generally represent the difference between the grant date fair value of an award and the taxable compensation of an award.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2023	2022	2021
Total cash received from option exercises and similar instruments (a)	$60	$277	$63
Tax windfall (shortfall) classified as cash flow from operating activities (a)	$3	$3	$(3)
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting
Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 7 for information on shares issued during the periods presented to employees and directors under various long-term incentive plans and share repurchases under the Company’s stock repurchase authorizations. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.
Performance Shares and Restricted Stock Units
During the periods presented, stock-based awards consisted principally of performance shares and restricted stock units granted under the 2022 and 2017 Plans.
In the first quarter of 2023, the Company granted performance share units to eligible employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2023 target performance share unit currently corresponds to approximately 765,000 shares, with a grant-date fair value of $60 per share.
In 2022, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2022-2024 EPP performance goals were established at the beginning of 2022 and did not contemplate the spin-off of WK Kellogg Co. The terms of the EPP provided for equitably adjusting the goals based on extraordinary events like a spin-off. The Company completed the spin-off of WK Kellogg Co on October 2, 2023. Adjustments were made to performance goals primarily to equitably adjust for the impact of the spin-off and the performance period ending on the date of the spin-off as well as account for the divestiture of the Company's business in Russia. In October 2023 the Board of Directors approved a payout of 140% to vest based on the holder's continued service with the Company through the original vesting period.
In 2021, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2021-2023 EPP performance goals were established at the beginning of 2021 and did not contemplate the spin-off of WK Kellogg Co. The terms of the EPP provided for equitably adjusting the goals based on extraordinary events like a spin-off. The Company completed the spin-off of WK Kellogg Co on October 2,

2023. Adjustments were made to performance goals primarily to equitably adjust for the impact of the spin-off and the performance period ending on the date of the spin-off as well as account for the divestiture of the Company's business in Russia. In October 2023 the Board of Directors approved a payout of 165% to vest based on the holder's continued service with the Company through the original vesting period.
Based on the market price of the Company’s common stock at year-end 2023, the maximum future value that could be awarded on the vesting date was $86 million for the 2023 award. The 2020 performance share award, payable in stock, was settled at 175% of target in February 2023 for a total dollar equivalent of $34 million.
The Company also grants restricted stock units to eligible employees, typically with three-year cliff vesting earning dividend equivalent units. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock unit activity for the year ended December 30, 2023, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year (a)	1,661	$64
Granted	572	68
Vested	(491)	65
Forfeited	(359)	65
Performance share conversion	1,486	63
Awards transferred to WK Kellogg Co	(529)	65
Adjustment for spin-off (b)	843	—
Non-vested, end of year	3,183	$58
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.
(b) In connection with the spin-off of WK Kellogg Co, the modification of restricted stock units resulted in incremental expense totaling approximately $11 million to be amortized over the remaining vesting period of the award.

Additionally, restricted stock unit activity for 2022 and 2021 is presented in the following table:

Employee restricted stock units (a)	2022	2021
Shares (in thousands):
Non-vested, beginning of year	1,786	1,736
Granted	709	727
Vested	(619)	(489)
Forfeited	(215)	(188)
Non-vested, end of year	1,661	1,786
Weighted-average exercise price:
Non-vested, beginning of year	$60	$61
Granted	67	58
Vested	57	63
Forfeited	62	60
Non-vested, end of year	$64	$60
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting
The total fair value of restricted stock units vesting in the periods presented was (in millions): 2023–$33; 2022–$41; 2021–$29.
Stock options
During 2021, non-qualified stock options were granted to eligible employees under the 2017 Plans with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period. Since 2021, the Company has not granted non-qualified stock options to eligible employees. The non-qualified stock option grant was replaced with performance shares for the population of Long-Term Incentive grantees.
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

Stock option valuation model assumptions for grants within the year ended:	2021
Weighted-average expected volatility	20.00%
Weighted-average expected term (years)	6.7
Weighted-average risk-free interest rate	0.96%
Dividend yield	3.90%
Weighted-average fair value of options granted	$6.39
A summary of option activity for the year ended December 30, 2023 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year (a)	10	$65
Granted	—	—
Exercised	(1)	59
Forfeitures and expirations	(1)	60
Awards transferred to WK Kellogg Co	(1)	66
Adjustment for spin-off (b)	2
Outstanding, end of year	9	55	4.5	$15
Exercisable, end of year	8	$59	4.3	$12
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.
(b) In connection with the spin-off of WK Kellogg Co, the modification of stock options resulted in incremental expense totaling approximately $10 million, of which $9 million was related to vested awards and was recognized immediately. The remaining expense will be amortized over the vesting period of the award.

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data) (a)	2022	2021
Outstanding, beginning of year	15	14
Granted	—	3
Exercised	(4)	(1)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	10	15
Exercisable, end of year	8	10
Weighted-average exercise price:
Outstanding, beginning of year	$64	$65
Granted	—	58
Exercised	61	56
Forfeitures and expirations	63	66
Outstanding, end of year	$65	$64
Exercisable, end of year	$67	$66
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.

The total intrinsic value of options exercised during the periods presented was (in millions): 2023–$5; 2022–$44; 2021–$6.

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
Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2023	2022
Change in projected benefit obligation
Beginning of year	$2,877	$4,444
Service cost	17	20
Interest cost	149	109
Amendments	38	2
Actuarial (gain)loss	198	(1,119)
Benefits paid	(256)	(430)
Other	—	(1)
Foreign currency adjustments	54	(148)
End of year	$3,077	$2,877
Change in plan assets
Fair value beginning of year	$2,589	$4,236
Actual return on plan assets	211	(1,059)
Employer contributions	25	2
Plan participants’ contributions	—	1
Benefits paid	(238)	(403)
Other	—	—
Foreign currency adjustments	63	(188)
Fair value end of year	$2,650	$2,589
Funded status	$(427)	$(288)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$201	$320
Other current liabilities	(15)	(15)
Pension liability	(613)	(593)
Net amount recognized	$(427)	$(288)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$71	$57
Net amount recognized	$71	$57
The accumulated benefit obligation for all defined benefit pension plans was $3 billion at December 30, 2023 and $2.8 billion at December 31, 2022.

Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2023	2022
Projected benefit obligation	$1,844	$1,884
Accumulated benefit obligation	$1,834	$1,875
Fair value of plan assets	$1,224	$1,278
Information for pension plans with projected benefit obligations in excess of plan assets were:

(millions)	2023	2022
Projected benefit obligation	$1,924	$1,952
Accumulated benefit obligation	$1,893	$1,923
Fair value of plan assets	$1,299	$1,343
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

(millions)	2023	2022	2021
Service cost	$17	$20	$24
Interest cost	149	109	83
Expected return on plan assets	(183)	(215)	(253)
Amortization of unrecognized prior service cost	6	6	5
Other expense (income)	—	(1)	—
Recognized net (gain) loss	171	153	(20)
Net periodic benefit cost	160	72	(161)
Curtailment and special termination benefits	—	—	(1)
Pension (income) expense:
Defined benefit plans	160	72	(162)
Defined contribution plans	5	5	7
Total	$165	$77	$(155)
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2023 – $40 million; 2022 – $41 million; 2021 – $41 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2023	2022	2021
Discount rate	4.8%	5.3%	2.6%
Long-term rate of compensation increase	3.3%	3.5%	3.4%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2023	2022	2021
Discount rate	5.3%	2.2%	1.3%
Discount rate - interest	5.2%	2.1%	1.0%
Long-term rate of compensation increase	3.5%	3.5%	3.5%
Long-term rate of return on plan assets	7.2%	5.9%	5.6%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 56% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 0.84% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2023 of 7.75% for the U.S. plans equated to approximately the 55th percentile expectation. Refer to Note 1.

In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2023 fiscal year-end, the Company used the 2019 SOA tables with collar adjustments based on Kellanova’s current population, consistent with the prior year. In addition, based on mortality information available from the Social Security Administration and other sources, the Company developed assumptions for future mortality improvement in line with our expectations for future experience. There were no changes to the year-end pension and postretirement benefit obligations due to mortality assumption changes.
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
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2023, the Company recognized a net actuarial loss of approximately $171 million driven by assumption changes, including decreases in the discount rate and from the UK buy-in of annuities, as well as lower than expected asset returns.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 30, 2023, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 30, 2023 and December 31, 2022 within the fair value hierarchy are as follows:

(millions)	Fair Value Hierarchy Level	2023	2022
Cash and cash equivalents (a)	1, 2	$60	$11
Corporate stock, common	1	53	145
Collective trusts:
Equity	2	13	—
Debt	2	38	302
Bonds, corporate	2	222	209
Bonds, government	2	94	81
Bonds, other	2	16	61
Buy-in annuity contract	3	839	173
Other (b)	2, 3	29	90
Sub-total		$1,364	$1,072
Investments measured at net asset value (NAV) practical expedient (c)		1,286	$1,517
Total plan assets		$2,650	$2,589
(a) Cash and cash equivalents includes Level 1 assets of $60 million and $16 million for 2023 and 2022, respectively, and Level 2 assets of $0 million and ($5) million for 2023 and 2022, respectively.
(b) Other includes Level 2 assets of $3 million and $64 million for 2023 and 2022, respectively, and Level 3 assets of $26 million for 2023 and 2022.
(c) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

There were no unfunded commitments to purchase investments at December 30, 2023 or December 31, 2022.
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
The current weighted-average target asset allocation reflected by this strategy is: equity securities–38.0%; debt securities–40.0%; real estate and other–22.0%. Investment in Company common stock represented 1.9% and 2.1% of consolidated plan assets at December 30, 2023 and December 31, 2022, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $46 million to its defined benefit pension plans during 2024.
Level 3 gains and losses
Changes in fair value of the Plan's Level 3 assets are summarized as follows:

(millions)	Annuity Contract	Other
January 1, 2022	$269	$—
Additions	—	27
Realized and unrealized loss	(75)	(1)
Currency translation	(21)	—
December 31, 2022	$173	$26
Additions	589	—
Realized and unrealized loss	68	(1)
Currency translation	9	1
December 30, 2023	$839	$26
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2024–$205; 2025–$212; 2026–$215; 2027–$214; 2028–$221; 2029 to 2033–$1,115.

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
Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2023	2022
Change in accumulated benefit obligation
Beginning of year	$321	$423
Service cost	3	4
Interest cost	21	10
Actuarial (gain) loss	(5)	(92)
Benefits paid	(17)	(22)
Amendments	(26)	—
Other	2	—
Foreign currency adjustments	—	(2)
End of year	$299	$321
Change in plan assets
Fair value beginning of year	$529	$694
Actual return on plan assets	81	(141)
Employer contributions	10	9
Benefits paid	(29)	(33)
Other	(4)	—
Fair value end of year	$587	$529
Funded status	$288	$208
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$311	$228
Other current liabilities	(1)	(1)
Other liabilities	(22)	(19)
Net amount recognized	$288	$208
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(30)	(32)
Net amount recognized	$(30)	$(32)

Information for postretirement benefit plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2023	2022
Accumulated benefit obligation	$23	$21
Fair value of plan assets	$—	$—

Expense
The components of nonpension postretirement expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE. Components of postretirement benefit expense (income) were:

(millions)	2023	2022	2021
Service cost	$3	$4	$4
Interest cost	21	10	8
Expected return on plan assets	(51)	(42)	(35)
Amortization of unrecognized prior service credit	(4)	(4)	(4)
Recognized net (gain) loss	(29)	76	(60)
Net periodic benefit expense (income)	(60)	44	(87)
Postretirement benefit expense (income):
Defined benefit plans	(60)	44	(87)
Defined contribution plans	15	13	13
Total	$(45)	$57	$(74)
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2023	2022	2021
Discount rate	5.1%	5.5%	2.9%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2023	2022	2021
Discount rate	5.5%	2.8%	2.5%
Discount rate - interest	5.3%	2.3%	1.8%
Long-term rate of return on plan assets	8.0%	7.0%	6.3%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 11.
The assumed U.S. health care cost trend rate is 6.50% for 2024, remaining at this rate until 2025, then decreasing 0.25% annually to 4.5% in 2033 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends.
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2023, the Company recognized a net actuarial gain of approximately $29 million driven by higher than expected asset returns, partially offset by the impact of higher discount rates and the impact of other assumption changes.
Plan assets
The fair value of Plan assets as of December 30, 2023 and December 31, 2022 are summarized within fair value hierarchy described in Note 11, are as follows:

(millions)	Fair Value Hierarchy Level	2023	2022
Cash and cash equivalents	1	$1	$—
Corporate stock, common	1	—	74
Mutual funds:
Equity	2	7	16
Bonds, corporate	2	64	72
Bonds, government	2	16	29
Bonds, other	2	4	4
Sub-total		$92	$195
Investments measured at net asset value (NAV) practical expedient (a)		495	$334
Total plan assets		$587	$529
(a) Certain Assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 11. The current target asset allocation is 69% equity securities, 26% debt securities, and 5% real estate and other. The Company currently expects to contribute approximately $18 million to its VEBA trusts during 2024.
There were no Level 3 assets during 2023 and 2022.
Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 11.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2023	2022
Change in accumulated benefit obligation
Beginning of year	$29	$37
Service cost	2	2
Interest cost	1	1
Actuarial (gain)loss	—	(6)
Benefits paid	(2)	(5)
End of year	$30	$29
Funded status	$(30)	$(29)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(5)	$(6)
Other liabilities	(25)	(23)
Net amount recognized	$(30)	$(29)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$—	$2
Net experience gain	(11)	(18)
Net amount recognized	$(11)	$(16)
The components of postemployment benefit expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE.

(millions)	2023	2022	2021
Service cost	$2	$2	$2
Interest cost	1	1	—
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	(2)	(1)	(1)
Net periodic benefit cost	$2	$3	$2
Settlement cost	—	(2)	(1)
Postemployment benefit expense	$2	$1	$1
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2024	$25	$5
2025	25	5
2026	24	4
2027	24	4
2028	24	4
2029-2033	115	15

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

Pension benefits
The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. Total contributions to multiemployer pension benefit plans were as follows (millions): 2023 - $5; 2022 - $5; 2021 - $7.

As discussed in Note 5, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. During 2019, the Company withdrew from two multi-employer pension plans. Additionally, the Company previously exited several multiemployer plans as part of past restructuring activities. The related liabilities recognized are our best estimate of the ultimate cost of withdrawing from these plans. At this time we have not yet reached agreement on the ultimate amount of these withdrawal liabilities.  As a result, the actual cost could differ from our estimate based on final funding assessments. The net present value of the liabilities were determined using a risk free interest rate. The charges were recorded within Cost of goods sold on the Consolidated Statement of Income. The cash obligation associated with the 2019 withdrawal activity is approximately $8 million annually and is payable over a maximum 20-year period. Withdrawal liability payments made to multiemployer plans were as follows (millions): 2023 - $9; 2022 - $10; 2021 - $10. The Company had withdrawal liabilities of $110 million and $117 million at December 30, 2023 and December 31, 2022, respectively, included within Other current liabilities and Other liabilities on the Consolidated Balance Sheet.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2023 – $15; 2022 – $13; 2021 – $13.

NOTE 14
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2023	2022	2021
Income before income taxes
United States	$577	$360	$693
Foreign	463	542	759
	1,040	902	1,452
Income taxes
Currently payable
Federal	153	110	101
State	29	19	27
Foreign	114	101	106
	296	230	234
Deferred
Federal	(49)	(43)	37
State	23	(6)	1
Foreign	(12)	(1)	81
	(38)	(50)	119
Total income taxes	$258	$180	$353
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2023	2022	2021
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	(2.9)	(3.6)	(2.3)
State income taxes, net of federal benefit	2.0	1.0	1.6
Cost (benefit) of remitted and unremitted foreign earnings	1.7	2.0	0.8
Net change in valuation allowance	3.0	4.6	3.6
Statutory rate changes, deferred tax impact	0.1	0.3	1.0
Foreign derived intangible income	(1.3)	(1.6)	(0.9)
Other	1.2	(3.7)	(0.5)
Effective income tax rate	24.8%	20.0%	24.3%
As presented in the preceding table, the Company’s 2023 consolidated effective tax rate was 24.8%, as compared to 20.0% in 2022 and 24.3% in 2021.

The higher effective tax rate for the year ended December 30, 2023 as compared to prior year was due primarily to a valuation allowance recorded in the fourth quarter of 2023 in conjunction with the separation of our North America cereal business.

For the year ended December 31, 2022 the effective tax rate was favorably impacted by mark-to-market loss items and the resulting impact on mix of earnings.

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

As of December 30, 2023, approximately $800 million of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $46 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2023 and 2022 were $350 million and $363 million, respectively, with related valuation allowances at year-end 2023 and 2022 of $300 million and $263 million, respectively. Of the total carryforwards at year-end 2023, $20 million expire in 5 years or less, $61 million expire in 2027 and later, and $269 million do not expire.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2023 and 2022:

	Deferred tax assets			Deferred tax liabilities
(millions)	2023	2022		2023	2022
U.S. state income taxes	$—	$—		$9	$27
Advertising and promotion-related	12	15		—	—
Wages and payroll taxes	15	19		—	—
Inventory valuation	12	19		—	—
Employee benefits	99	64		—	—
Operating loss, credit and other carryforwards	350	363		—	—
Research and development capitalization	40	22		—	—
Hedging transactions	—	—		8	37
Depreciation and asset disposals	—	—		177	286
Operating lease right-of-use assets	—	—		149	138
Operating lease liabilities	147	139		—	—
Trademarks and other intangibles	—	—		466	549
Deferred compensation	13	27		—	—
Stock options	43	28		—	—
Other	64	34		—	—
	795	730		809	1,037
Less valuation allowance	(300)	(263)		—	—
Total deferred taxes	$495	$467		$809	$1,037
Net deferred tax asset (liability)	$(314)	$(570)
Classified in balance sheet as:
Other assets	$183	$190
Other liabilities	(497)	(760)	*
Net deferred tax asset (liability)	$(314)	$(570)
*Other liabilities include $53 million reclassified to discontinued operations on the consolidated balance sheet at December 31, 2022.

The change in valuation allowance reducing deferred tax assets was:

(millions)	2023	2022	2021
Balance at beginning of year	$263	$248	$192
Additions charged to income tax expense (a)	65	44	59
Reductions credited to income tax expense	(34)	(3)	(6)
Acquisition of noncontrolling interest	—	—	13
Currency translation adjustments	6	(26)	(10)
Balance at end of year	$300	$263	$248
(a) During 2021, the Company increased the valuation allowance $20 million to fully reserve for net deferred tax assets of a foreign subsidiary. During 2023, the Company established a state valuation allowance of $21 million due to projected, perpetual separate company losses for Kellanova post separation from the North America cereal business. Additionally, in 2023 the Company established a valuation allowance of $18 million related to the sale of a subsidiary.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2023 provision for U.S. federal income taxes represents approximately 50% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2022. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.

As of December 30, 2023, the Company has classified $10 million of unrecognized tax benefits as a current tax liability. Managements estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions during the next twelve months related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 30, 2023, December 31, 2022 and January 1, 2022. For the 2023 year, approximately $28 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2023	2022	2021
Balance at beginning of year	$36	$50	$65
Tax positions related to current year:
Additions	6	6	5
Tax positions related to prior years:
Additions	3	1	5
Reductions	(10)	(18)	(13)
Settlements	(1)	(1)	(9)
Lapses in statutes of limitation	(2)	(2)	(3)
Balance at end of year	$32	$36	$50
During the year ended December 30, 2023, the Company recognized $2 million of tax related interest benefit and paid tax-related interest totaling $1 million, reducing the balance to $5 million at year-end. During the year ended December 31, 2022, the Company recognized $1 million of tax related interest, increasing the balance to $8 million at year-end. During the year ended January 1, 2022, the Company paid tax-related interest totaling $2 million and recognized $4 million of tax-related interest, increasing the balance to $7 million at year-end.
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

Total notional amounts of the Company’s derivative instruments as of December 30, 2023 and December 31, 2022 were as follows:

(millions)	2023	2022
Foreign currency exchange contracts	$3,141	$2,502
Cross-currency contracts	1,707	1,983
Interest rate contracts	2,289	2,657
Commodity contracts	201	230
Total	$7,338	$7,372
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 30, 2023 and December 31, 2022, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 30, 2023 or December 31, 2022.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 30, 2023 and December 31, 2022:
Derivatives designated as hedging instruments

	2023			2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross currency contracts:
Other current assets	$—	$12	$12	$—	$88	$88
Other Assets	—	4	4	—	36	36
Interest rate contracts (a):
Other current assets	—	—	—	—	45	45
Other assets	—	—	—	—	25	25
Total assets	$—	$16	$16	$—	$194	$194
Liabilities:
Cross currency contracts:
Other current liabilities	$—	$(17)	$(17)	$—	$—	$—
Other liabilities	—	(15)	(15)	—	—	—
Interest rate contracts (a):
Other current liabilities	—	(44)	(44)	—	—	—
Other liabilities	—	(45)	(45)	—	(86)	(86)
Total liabilities	$—	$(121)	$(121)	$—	$(86)	$(86)
(a)The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $1.1 billion as of December 30, 2023 and December 31, 2022, respectively.
Derivatives not designated as hedging instruments

	2023			2022
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$51	$51	$—	$74	$74
Other assets	—	4	4	—	14	14
Interest rate contracts:
Other current assets	—	9	9	—	4	4
Other assets	—	4	4	—	14	14
Commodity contracts:
Other current assets	2	—	2	4	—	4
Total assets	$2	$68	$70	$4	$106	$110
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(54)	$(54)	$—	$(50)	$(50)
Other liabilities	—	(6)	(6)	—	(9)	(9)
Interest rate contracts:
Other current liabilities	—	(11)	(11)	—	(7)	(7)
Other liabilities	—	(6)	(6)	—	(18)	(18)
Commodity contracts:
Other current liabilities	(2)	—	(2)	(2)	—	(2)
Total liabilities	$(2)	$(77)	$(79)	$(2)	$(84)	$(86)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $1.7 billion and $1.6 billion as of December 30, 2023 and December 31, 2022, respectively.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of December 30, 2023 and December 31, 2022.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Interest rate contracts	Current maturities of long-term debt	$655	$483	$(8)	$(3)
Interest rate contracts	Long-term debt	$1,666	$2,250	$(43)	$(74)
(a)The fair value adjustment related to current maturities of long-term debt includes $2 million and $(3) million from discontinued hedging relationships as of December 30, 2023, and December 31, 2022, respectively. The hedged long-term debt includes $3 million and $13 million of hedging adjustment on discontinued hedging relationships as of December 30, 2023 and December 31, 2022, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 30, 2023 and December 31, 2022 would be adjusted as detailed in the following table:

As of December 30, 2023
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$86	$(84)	$—	$2
Total liability derivatives	$(200)	$84	$68	$(48)

As of December 31, 2022
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$304	$(153)	$(33)	$118
Total liability derivatives	$(172)	$153	$19	$—

The Company settled certain interest rate contracts resulting in a net realized gains of approximately $85 million and $165 million during the years ended December 30, 2023 and December 31, 2022, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued. During the year ended December 31, 2022, the Company recognized an $18 million gain related to a portion of certain forward-starting interest rate swaps no longer designated as cash flow hedges due to changes in forecasted debt issuance.

Additionally, the Company settled certain cross currency swaps resulting in a net gains of approximately $68 million and $37 million during the years ended December 30, 2023 and December 31, 2022, respectively. These cross currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI			Gain (loss) excluded from assessment of hedge effectiveness			Location of gain (loss) in income of excluded component
	2023	2022	2021	2023	2022	2021
Foreign currency denominated long-term debt	$(57)	$164	$175	$—	$—	$—
Cross-currency contracts	(71)	123	61	53	39	26	Interest expense
Total	$(128)	$287	$236	$53	$39	$26

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2023	2022	2021
Foreign currency exchange contracts	COGS	$(6)	$35	$(15)
Foreign currency exchange contracts	SGA expense	(12)	4	13
Foreign currency exchange contracts	OIE	(10)	(4)	(4)
Interest rate contracts	Interest expense	—	4	1
Commodity contracts	COGS	(110)	43	120
Total		$(138)	$82	$115

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the years ended December 30, 2023, December 31, 2022 and January 1, 2022:

	December 30, 2023	December 31, 2022	January 1, 2022
(millions)	Interest expense	Interest expense	Interest expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$303	$201	$205
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(26)	89	14
Derivatives designated as hedging instruments	30	(85)	(12)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(9)	2	(22)

During the next 12 months, the Company expects $10 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 30, 2023 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 30, 2023 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 30, 2023 triggered by credit-risk-related contingent features.
Other fair value measurements
Available for sale securities

The following is a summary of the carrying and market values of the Company's available for sale securities:

	2023			2022
(millions)	Cost	Unrealized Gain (Loss)	Market Value	Cost	Unrealized Gain/(Loss)	Market Value
Corporate Bonds	$—	$—	$—	$52	$(5)	$47
During the year ended December 30, 2023, the Company sold approximately $64 million of investments in level 2 corporate bonds. The resulting loss was approximately $3 million and recorded in Other income and (expense). Also during the year ended December 30, 2023, the Company purchased approximately $15 million in level 2 corporate bonds. During the year ended December 31, 2022, the Company sold approximately $19 million of investments in level 2 corporate bonds. The resulting loss was approximately $1 million and recorded in Other income and (expense). Also during the year ended December 31, 2022, the Company purchased approximately $17 million in level 2 corporate bonds.

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
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of December 30, 2023 and December 31, 2022, respectively. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.0 billion and $5.1 billion, respectively, as of December 30, 2023. The fair value and carrying value of the Company's long-term debt was $5.1 billion and $5.3 billion, respectively, as of December 31, 2022.
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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company, net of collateral already received from those counterparties. As of December 30, 2023, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of December 30, 2023, the Company posted $59 million related to reciprocal collateralization agreements. As of December 30, 2023, the Company posted $8 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 18% of consolidated trade receivables at December 30, 2023.
Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.
NOTE 16
CONTINGENCIES

The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, data privacy, collective bargaining, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance. The Company uses a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability and product liability.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 30, 2023. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements. The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, data privacy, collective bargaining, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance.

NOTE 17
QUARTERLY FINANCIAL DATA (unaudited)

The following tables provide a summary of the quarterly consolidated financial data for the years ended December 30, 2023 and December 31, 2022.

	Net sales		Gross profit
(millions)	2023	2022	2023	2022
First	$3,342	$3,057	$984	$998
Second	3,351	3,181	1,094	918
Third	3,255	3,251	1,110	948
Fourth	3,174	3,164	1,095	947
	$13,122	$12,653	$4,283	$3,811

	Net income (loss) from continuing operations		Per share amounts from continuing operations
(millions)	2023	2022	2023		2022
			Basic	Diluted	Basic	Diluted
First	$234	$323	$0.67	$0.67	$0.95	$0.94
Second	297	201	0.85	0.85	0.59	0.59
Third	199	235	0.58	0.57	0.68	0.68
Fourth	58	(28)	0.16	0.16	(0.08)	(0.08)
	$788	$731

	Income (loss) from discontinued operations, net of taxes		Per share amounts from discontinued operations
(millions)	2023	2022	2023		2022
			Basic	Diluted	Basic	Diluted
First	$68	$100	$0.20	$0.19	$0.29	$0.29
Second	64	125	0.19	0.18	0.37	0.36
Third	72	78	0.21	0.21	0.23	0.22
Fourth	(28)	(72)	(0.08)	(0.08)	(0.21)	(0.21)
	$176	$231

	Net income (loss) attributable to Kellanova		Net earnings per common share
(millions)	2023	2022	2023		2022
			Basic	Diluted	Basic	Diluted
First	$298	$421	$0.87	$0.86	$1.24	$1.23
Second	355	327	1.04	1.03	0.96	0.95
Third	271	311	0.79	0.78	0.91	0.90
Fourth	27	(99)	0.08	0.08	(0.29)	(0.29)
	$951	$960

	Average shares outstanding
	2023		2022
	Basic	Diluted	Basic	Diluted
First	342	345	340	342
Second	343	345	339	342
Third	342	345	341	344
Fourth	342	344	342	345
Dividends paid per share during the last two years were:

Quarter	2023	2022
First	$0.59	$0.58
Second	0.59	0.58
Third	0.60	0.59
Fourth	0.56	0.59
	$2.34	$2.34

NOTE 18
REPORTABLE SEGMENTS
Kellanova is the world’s second largest producer of crackers and a leading producer of cereal, savory snacks, and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods, and noodles. Kellanova products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, Nigeria, Canada, Mexico and Australia.
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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

(millions)	2023	2022	2021
Net sales from continuing operations
North America	$6,574	$6,330	$5,775
Europe	2,501	2,310	2,397
Latin America	1,265	1,089	962
AMEA	2,785	2,933	2,613
Total Reportable Segments	13,125	12,662	11,747
Corporate	(3)	(9)	—
Consolidated	$13,122	$12,653	$11,747
Operating profit
North America	$1,024	$907	$932
Europe	357	329	350
Latin America	130	116	100
AMEA	270	252	246
Total Reportable Segments	1,781	1,604	1,628
Corporate	(276)	(393)	(245)
Consolidated	$1,505	$1,211	$1,383
Depreciation and amortization
North America	$180	$187	$191
Europe	80	81	92
Latin America	35	34	25
AMEA	65	94	84
Total Reportable Segments	360	396	392
Corporate	6	8	3
Consolidated	$366	$404	$395

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company’s internationally-based reportable segments as shown below.

(millions)	2023	2022	2021
Interest expense
North America	$1	$1	$—
Europe	68	20	4
Latin America	4	2	1
AMEA	23	22	17
Corporate	207	156	183
Consolidated	$303	$201	$205
Income taxes
Europe	$42	$38	$48
Latin America	34	24	51
AMEA	45	42	40
Corporate & North America	137	76	214
Consolidated	$258	$180	$353

Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by operating segment. The CODM does review additions to property based on operating segment.

(millions)	2023	2022	2021
Additions to property
North America	$249	$168	$237
Europe	122	107	102
Latin America	75	45	39
AMEA	102	69	73
Corporate	21	12	12
Consolidated	$569	$401	$463
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 15% of consolidated net sales during 2023, and 16% and 17% of consolidated net sales from continuing operations during 2022 and 2021, respectively, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets (property and right-of-use lease assets):

(millions)	2023	2022	2021
Net sales from continuing operations
United States	$6,279	$6,061	$5,512
Nigeria	1,113	1,322	1,039
Poland	41	23	15
All other countries	5,689	5,247	5,181
Consolidated	$13,122	$12,653	$11,747
Long-lived assets from continuing operations
United States	$1,847	$1,872	$1,867
Nigeria	84	153	167
Poland	390	320	316
All other countries	1,552	1,355	1,447
Consolidated	$3,873	$3,700	$3,797
Supplemental product information is provided below for net sales from continuing operations to external customers:

(millions)	2023	2022	2021
Snacks	$8,105	$7,563	$6,807
Cereal	2,736	2,618	2,689
Frozen	1,095	1,097	1,106
Noodles and other	1,186	1,375	1,145
Consolidated	$13,122	$12,653	$11,747

NOTE 19
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2023	2022	2021
Research and development expense	$116	$111	$117
Advertising expense	$633	$549	$541

Consolidated Balance Sheet (millions)	2023	2022
Trade receivables	$1,246	$1,251
Allowance for expected credit losses	(16)	(13)
Refundable income taxes	74	82
Other receivables	264	212
Accounts receivable, net	$1,568	$1,532
Raw materials, spare parts, and supplies	$303	$313
Finished goods and materials in process	$940	$1,026
Inventories	$1,243	$1,339
Land	$107	$94
Buildings	1,722	1,628
Machinery and equipment	4,690	4,500
Capitalized software	435	500
Construction in progress	591	528
Accumulated depreciation	(4,333)	(4,160)
Property, net	$3,212	$3,090
Other intangibles	$2,084	$2,401
Accumulated amortization	(154)	(162)
Other intangibles, net	$1,930	$2,239
Pension	$201	$320
Deferred income taxes	183	190
Nonpension post retirement benefits	311	228
Other	449	542
Other assets	$1,144	$1,280
Accrued income taxes	$57	$49
Customer deposits	85	150
Other current liabilities	655	642
Other current liabilities	$797	$841
Income taxes payable	$40	$37
Nonpension postretirement benefits	22	19
Other	399	434
Other liabilities	$461	$490

Allowance for expected credit losses (millions)	2023	2022	2021
Balance at beginning of year	$13	$15	$19
Additions (reductions) charged to expense	5	4	(1)
Expected credit losses charged to reserve	(2)	(6)	(3)
Balance at end of year	$16	$13	$15

NOTE 20
SUBSEQUENT EVENTS
On February 8, 2024, the Company announced the following reorganization plans.

The North America frozen supply chain network will be reorganized to drive increased productivity. The implementation of the reorganization plan is subject to satisfaction of any collective bargaining obligations. The reorganization will result in the expected closure of one production facility, with volume requirements being shifted to remaining production facilities across the Americas frozen network. The overall project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025.

This project is expected to result in cumulative pretax charges of approximately $75 million. Cash costs are expected to be approximately $20 million. The Company currently anticipates employee-related costs totaling approximately $10 million, which will include severance and other termination benefits; and other cash costs totaling approximately $10 million, which will primarily consist of charges related to capital expenses. Non-cash costs are expected to be approximately $55 million and primarily consist of asset impairment, accelerated depreciation, and asset write-offs.

The European cereal supply chain network is also proposed to be reorganized to drive efficiencies. The implementation of the reorganization plan is subject to satisfaction of any collective bargaining obligations and completion of consultation with impacted employees. The proposed reorganization will result in the expected closure of one production facility. The overall project is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026.

This proposed reorganization is expected to result in cumulative pretax charges of approximately $120 million. Cash costs are expected to be approximately $80 million across three years. The Company currently anticipates employee-related costs totaling approximately $50 million, which will include severance and other related benefits (subject to consultation); and other cash costs totaling approximately $30 million, which will primarily consist of charges related to capital expenses. Non-cash costs are expected to be approximately $40 million and primarily consist of asset impairment, accelerated depreciation, and asset write-offs.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 30, 2023. The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
President and Chief Executive Officer

/s/ Amit Banati
Amit Banati
Vice Chairman and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellanova

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Kellanova and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Indefinite-Lived Intangible Asset Quantitative Impairment Assessment – One Brand in the North America Operating Segment

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $1.8 billion as of December 30, 2023, of which the carrying value for one brand in the North America operating segment that primarily relates to snack category products was $150 million. Management assesses indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of the intangible assets. Annually during the fourth quarter, management may perform qualitative or quantitative testing for impairment. Management’s impairment testing performed through the fourth quarter of 2023 consisted of qualitative or quantitative testing for all significant indefinite-lived intangible assets. As a result of the annual impairment testing, management recognized a non-cash impairment of $34 million in selling, general and administrative expense related to a brand in the North America operating segment that primarily relates to snack category products. In performing the quantitative test of this brand, fair value was determined by management using a relief from royalty valuation method that includes estimates, and significant assumptions, of future cash flows to be generated from that asset based on estimates of future sales, royalty rate and discount rate consistent with rates used by market participants.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset quantitative impairment assessment of one brand in the North America operating segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible asset related to one brand in the North America operating segment; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future sales, royalty rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset quantitative impairment assessment, including controls over the valuation of the Company’s indefinite-lived intangible asset related to one brand in the North America operating segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of one brand in the North America operating segment; (ii) evaluating the appropriateness of the relief from royalty valuation method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty valuation method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the future sales, royalty rate, and discount rate. Evaluating management’s assumption related to future sales involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty valuation method and (ii) the reasonableness of the royalty rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 20, 2024
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

As of December 30, 2023, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2023 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended December 30, 2023, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 26, 2024 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.
Executive Officers of the Registrant — Refer to “Executive Officers” under Item 1 of this Report.

Compliance with Section 16(a) of the Exchange Act – Refer to the information in the Proxy Statement under the caption “Security Ownership—Delinquent Section 16(a) Reports,” which information is incorporated herein by reference.
Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller —We have adopted a Global Code of Ethics which applies to our chief executive officer, chief financial officer, corporate controller and all our other employees, and which can be found at www.investor.kellanova.com. Any amendments or waivers to the Global Code of Ethics applicable to our chief executive officer, chief financial officer or corporate controller may also be found at www.investor.kellanova.com.

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2023 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Potential Post-Employment Payments,” and "CEO Pay Ratio" of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION
(millions, except per share data)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of December 30, 2023 (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights as of December 30, 2023 ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) as of December 30, 2023 (c)(1)
Equity compensation plans approved by security holders	13.6	55	13.9	(2)
Equity compensation plans not approved by security holders (3)	0	NA	0.2
Total	13.6	55	14.1
(1)The total number of shares remaining available for issuance under the 2022 Long-Term Incentive Plan.
(2)The total number of shares available remaining for issuance as of December 30, 2023 for each Equity Compensation Plan approved by shareowners are as follows:
–The 2022 Long-Term Incentive Plan - 12.4 million;
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

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 42,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2023, with approximately an additional 42,000 shares being provided as matched shares.

The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 340,000 shares are authorized for use under this plan, of which approximately 70,000 had been issued as of December 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to the information under the captions “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Refer to the information under the captions “Proposal 3 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3 — Ratification of PricewaterhouseCoopers LLP as our Independent Registered Public Accounting Firm — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 20, 2024, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended December 30, 2023, December 31, 2022 and January 1, 2022.
Consolidated Statement of Comprehensive Income for the years ended December 30, 2023, December 31, 2022 and January 1, 2022.
Consolidated Balance Sheet at December 30, 2023 and December 31, 2022.
Consolidated Statement of Equity for the years ended December 30, 2023, December 31, 2022 and January 1, 2022.
Consolidated Statement of Cash Flows for the years ended December 30, 2023, December 31, 2022 and January 1, 2022.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 2, 2023, Commission file number 1-4171.	IBRF
3.01	Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 2, 2023, Commission file number 1-4171.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 22, 2022, Commission file number 1-4171.	E
4.01	Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.02	Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.	IBRF
4.04	Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.05	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.	IBRF
4.06	Officers’ Certificate of Kellogg Company (with form of 1.000% Senior Notes due 2024), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 19, 2016, Commission file number 1-4171.	IBRF
4.07	Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.	IBRF
4.10	Description of Equity Securities	E
4.11	Description of Debt Securities	E
4.12	Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.	IBRF
4.13	Officers' Certificate of Kellogg Company (with form of 5.250% Senior Notes due 2033), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 1, 2023, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.01	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.03	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.04	Kellanova 2002 Employee Stock Purchase Plan, effective as of January 1, 2021*	E
10.05	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.08	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.09	Five-Year Credit Agreement dated as of December 21, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BOFA Securities, INC., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication agents and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 23, 2021, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.11	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.14	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.15	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.16	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.18	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.19	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.20	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.22	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.23	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.24	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.25	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.27	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.28	2021-2023 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.29	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.30	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.31	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2018, Commission File number 1-4171.*	IBRF
10.32	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.33	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF
10.34	2019-2021 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.35	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.36	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.37	2020-2022 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.38	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.39	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.40	2022-2024 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*	IBRF
10.41	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*	IBRF
10.42	Kellanova 2022 Long-Term Incentive Plan.*	E
10.43	Kellanova Aircraft Policy.*	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.44	Agreement, dated October 21, 2020, between Gollek Servicios, S.C. and Victor Hugo Marroquin.*	E
10.45	Kellanova Clawback Policy.*	E
10.46	2023-2025 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*	IBRF
10.47	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*	IBRF
10.48	Amendment to the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, Commission file number 1-4171.*	IBRF
10.49	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.*	IBRF
10.50	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.51	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.52	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.53	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.54	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.55	364-Day Credit Agreement dated as of December 19, 2023 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication Agents, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, BofA Securities, Inc., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 20, 2023, Commission file number 1-4171.	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing John K. Min to execute our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Amit Banati.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
We agree to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of Kellanova and our subsidiaries and any of our unconsolidated subsidiaries for which Financial Statements are required to be filed.
We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to Kellanova of the reasonable expenses incurred in furnishing such copy or copies.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2024.

KELLANOVA

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024

/s/ Amit Banati Amit Banati	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 20, 2024

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 20, 2024

* Stephanie A. Burns	Director	February 20, 2024

* Carter A. Cast	Director	February 20, 2024

* Roderick D. Gillum	Director	February 20, 2024

* Zachary Gund	Director	February 20, 2024

* Donald R. Knauss	Director	February 20, 2024

* Mary A. Laschinger	Director	February 20, 2024

* Erica L. Mann	Director	February 20, 2024

* La June Montgomery Tabron	Director	February 20, 2024

* J. Michael Schlotman	Director	February 20, 2024

* Carolyn M. Tastad	Director	February 20, 2024

* By:	/s/ John K. Min John K. Min	Attorney-in-fact	February 20, 2024