Form 10-Q
period 2024-03-30
KELLANOVA
filed 2024-05-02
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
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
Yes  ☐    No  ☒
Common Stock outstanding as of April 27, 2024 — 341,883,645 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	March 30, 2024	December 30, 2023
Current assets
Cash and cash equivalents	$242	$274
Accounts receivable, net	1,666	1,568
Inventories	1,210	1,243
Other current assets	332	245
Total current assets	3,450	3,330
Property, net	3,101	3,212
Operating lease right-of-use assets	665	661
Goodwill	5,067	5,160
Other intangibles, net	1,828	1,930
Investments in unconsolidated entities	100	184
Other assets	1,104	1,144
Total assets	$15,315	$15,621
Current liabilities
Current maturities of long-term debt	$1,303	$663
Notes payable	236	121
Accounts payable	2,209	2,314
Current operating lease liabilities	131	121
Accrued advertising and promotion	740	766
Accrued salaries and wages	205	278
Other current liabilities	701	797
Total current liabilities	5,525	5,060
Long-term debt	4,395	5,089
Operating lease liabilities	528	532
Deferred income taxes	513	497
Pension liability	596	613
Other liabilities	480	461
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,063	1,101
Retained earnings	8,878	8,804
Treasury stock, at cost	(4,723)	(4,794)
Accumulated other comprehensive income (loss)	(2,171)	(2,041)
Total Kellanova equity	3,152	3,175
Noncontrolling interests	126	194
Total equity	3,278	3,369
Total liabilities and equity	$15,315	$15,621
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended
	March 30, 2024	April 1, 2023
Net sales	$3,200	$3,342
Cost of goods sold	2,169	2,358
Selling, general and administrative expense	638	638
Operating profit	393	346
Interest expense	83	70
Other income (expense), net	43	17
Income from continuing operations before income taxes	353	293
Income taxes	82	61
Earnings (loss) from unconsolidated entities	—	2
Net income from continuing operations	271	234
Net income (loss) attributable to noncontrolling interests	4	4
Income (loss) from discontinued operations, net of taxes	—	68
Net income attributable to Kellanova	$267	$298
Per share amounts:
Earnings per common share - basic
Earnings (loss) from continuing operations	$0.78	$0.67
Earnings (loss) from discontinued operations	$—	$0.20
Net earnings (loss) per common share - basic	$0.78	$0.87
Earnings per common share - diluted
Earnings (loss) from continuing operations	$0.78	$0.67
Earnings (loss) from discontinued operations	$—	$0.19
Net earnings (loss) per common share - diluted	$0.78	$0.86
Average shares outstanding:
Basic	341	342
Diluted	344	345
Actual shares outstanding at period end	342	343
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended
	March 30, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$271
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(272)	$—	(272)
Net investment hedges:
Net investment hedges gain (loss)	71	(18)	53
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	22	(6)	16
Reclassification to net income	2	—	2
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	1	—	1
Other comprehensive income (loss)	$(176)	$(24)	$(200)
Comprehensive income			$71
Net Income attributable to noncontrolling interests			4
Other comprehensive income (loss) attributable to noncontrolling interests			(70)
Comprehensive income attributable to Kellanova			$137

	Quarter ended
	April 1, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$302
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$42	$3	45
Net investment hedges:
Net investment hedges gain (loss)	(57)	15	(42)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	(18)	5	(13)
Reclassification to net income	3	(1)	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	1	—	1
Other comprehensive income (loss)	$(30)	$22	$(8)
Comprehensive income			$294
Net Income attributable to noncontrolling interests			4
Other comprehensive income (loss) attributable to noncontrolling interests			(3)
Comprehensive income attributable to Kellanova			$293
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended March 30, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Net income				267				267	4	271
Dividends declared ($0.56 per share)				(191)				(191)		(191)
Distributions to noncontrolling interest								—	(2)	(2)
Other comprehensive income (loss)							(130)	(130)	(70)	(200)
Stock compensation			21					21		21
Stock options exercised, issuance of other stock awards and other			(59)	(2)	(1)	71		10		10
Balance, March 30, 2024	421	$105	$1,063	$8,878	80	$(4,723)	$(2,171)	$3,152	$126	$3,278

	Quarter ended April 1, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Net income				298				298	4	302
Dividends declared ($0.59 per share)				(202)				(202)		(202)
Distributions to noncontrolling interest								—	(8)	(8)
Other comprehensive income (loss)							(5)	(5)	(3)	(8)
Stock compensation			22					22		22
Stock options exercised, issuance of other stock awards and other			(57)	—	(1)	55		(2)		(2)
Balance, April 1, 2023	421	$105	$1,033	$9,293	78	$(4,666)	$(1,713)	$4,052	$427	$4,479

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Quarter ended
	March 30, 2024	April 1, 2023
Operating activities
Net income	$271	$302
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	86	116
Impairment of property plant and equipment	60	—
Postretirement benefit plan expense (benefit)	(18)	(15)
Deferred income taxes	29	(6)
Stock compensation	21	22
Other	36	(10)
Distribution from postretirement benefit plan	175	—
Postretirement benefit plan contributions	(22)	(5)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(173)	(110)
Inventories	(4)	(27)
Accounts payable	(14)	9
All other current assets and liabilities	(83)	—
Net cash provided by (used in) operating activities	364	276
Investing activities
Additions to properties	(155)	(203)
Issuance of notes receivable	—	(5)
Purchase of marketable securities	(175)	—
Purchases of available for sale securities	—	(5)
Sales of available for sale securities	—	5
Settlement of net investment hedges	(7)	17
Collateral paid on derivatives	—	(15)
Other	4	1
Net cash provided by (used in) investing activities	(333)	(205)
Financing activities
Net issuances (reductions) of notes payable	115	3
Issuances of long-term debt	—	401
Reductions of long-term debt	(2)	(216)
Net issuances of common stock	23	19
Cash dividends	(191)	(202)
Other	(3)	(38)
Net cash provided by (used in) financing activities	(58)	(33)
Effect of exchange rate changes on cash and cash equivalents	(5)	10
Increase (decrease) in cash and cash equivalents	(32)	48
Cash and cash equivalents at beginning of period	274	299
Cash and cash equivalents at end of period	$242	$347

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$88	$105
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the quarter ended March 30, 2024 (unaudited)
NOTE 1 ACCOUNTING POLICIES
Basis of presentation
The unaudited interim financial information of Kellanova (the Company), formerly Kellogg Company, included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2023 Annual Report on Form 10-K.
During the fourth quarter of 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the consolidated statements of operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. The consolidated statements of comprehensive income, equity and cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Kellanova unless otherwise noted. See Note 2 for additional information.
The balance sheet information at December 30, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended March 30, 2024 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Certain prior period amounts have been reclassified to conform with current period presentation.
Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of March 30, 2024, $842 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $825 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Accounting standards to be adopted in future periods
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. It will take effect for public entities fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.
Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which focuses on enhancing reportable segment disclosures under Segment Reporting (Topic 280). This new standard is designed to enhance the transparency of significant segment expenses on an interim and annual basis. It will take effect for public entities fiscal years beginning after December 15, 2023, and interim periods within the fiscal year beginning after December 15, 2024, with the option for earlier adoption at any time before the specified date. The Company is currently assessing the impact of any incremental disclosures required by this ASU. The Company expects to adopt this amendment in the fourth quarter of 2024.

NOTE 2 DISCONTINUED OPERATIONS
During the fourth quarter of 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co.
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
The following table presents key components of “Income from discontinued operations, net of income taxes” for the quarter ended April 1, 2023:

(millions)
Net sales	$711
Cost of goods sold	485
Selling, general and administrative expense	133
Operating profit	$93
Interest expense	10
Other income (expense), net	9
Income from discontinued operations before income taxes	$92
Income taxes	24
Net income from discontinued operations, net of tax	$68

The following table presents significant cash flow items from discontinued operations for the quarter ended April 1, 2023:

(millions)
Depreciation and amortization	$19
Additions to properties	$42
Postretirement benefit plan expense (benefit)	$(7)
In connection with the separation, WK Kellogg Co entered into several agreements with Kellanova that govern the relationship of the parties following the spin-off including a Separation and Distribution Agreement, a Manufacturing and Supply Agreement (“Supply Agreement”), a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement (“TSA”), and various lease agreements.
Pursuant to the TSA, both Kellanova and WK Kellogg Co agreed to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for a duration of up to 2 years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The costs and reimbursements related to services provided by Kellanova under the TSA are recorded in continuing operations within the consolidated statement of operations. Kellanova recorded approximately $47 million of cost reimbursements related to the TSA, of which $33 million is recognized in COGS and $14 million in SGA in the Consolidated Statement of Income for the quarter ended March 30, 2024. These reimbursements are a direct offset within the consolidated statement of income to the costs incurred related to providing services under the TSA.
Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to 3 years following the spin-off. Net sales to WKKC of $15 million and cost of sales of $13 million were recognized during the quarter ended March 30, 2024.

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
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 30, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $725 million and $697 million remained outstanding under these arrangements as of March 30, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $11 million and $8 million for the quarters ended March 30, 2024 and April 1, 2023, respectively. The recorded loss is included in Other income and expense (OIE).
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $20 million and $8 million remained outstanding under these programs as of March 30, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
NOTE 4 RESTRUCTURING
The Company views its restructuring programs as part of its operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are generally expected to recover cash implementation costs within a 1 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs) is when the project begins to deliver cash savings and/or reduced depreciation.
In the first quarter, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025. The overall project is expected to result in cumulative pretax charges of approximately $50 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $30 million. Charges incurred related to this restructuring program were $31 million during the quarter ended March 30, 2024. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.
In the first quarter, the Company proposed a reconfiguration of the European cereal supply chain network, following the completion of any collective bargaining obligations and consultation with impacted employees. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $70 million during the quarter ended March 30, 2024. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

The tables below provide the details for charges incurred during the quarter ended March 30, 2024.

Quarter ended
(millions)	March 30, 2024
Employee related costs	$37
Asset related costs	4
Asset impairment	60
Total	$101

Quarter ended
(millions)	March 30, 2024
North America	$31
Europe	70
Total	$101
All other restructuring projects were immaterial during the periods presented.
At March 30, 2024 total project reserves for the European and North American reorganizations were $31 million and $6 million, respectively. The reserves were related to severance payments and other costs of which a substantial portion will not be paid during the current year. The following table provides details for exit cost reserves related to the European and North American reorganizations described above.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Total
Liability as of December 30, 2023	$—	$—	$—	$—
2024 restructuring charges	37	60	4	101
Cash payments	—	—	—	—
Non-cash charges and other	—	(60)	(4)	(64)
Liability as of March 30, 2024	$37	$—	$—	$37
NOTE 5 DIVESTITURES
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

NOTE 6 EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were approximately 6 million and 4 million anti-dilutive potential common shares excluded from the calculation for the quarters ended March 30, 2024 and April 1, 2023, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended March 30, 2024 and April 1, 2023.

Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the quarters ended March 30, 2024 and April 1, 2023, the Company did not repurchase any shares of common stock.
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
Accumulated other comprehensive income (loss), net of tax, as of March 30, 2024 and December 30, 2023 consisted of the following:

(millions)	March 30, 2024	December 30, 2023
Foreign currency translation adjustments	$(2,528)	$(2,326)
Net investment hedges gain (loss)	239	186
Cash flow hedges — net deferred gain (loss)	161	143
Postretirement and postemployment benefits:
Net experience gain (loss)	1	1
Prior service credit (cost)	(44)	(45)
Total accumulated other comprehensive income (loss)	$(2,171)	$(2,041)
NOTE 7 EMPLOYEE BENEFITS
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2023 Annual Report on Form 10-K. Components of Company benefit plan (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within Other income (expense) in the Consolidated Statement of Income.
Pension

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Service cost	$4	$4
Interest cost	35	36
Expected return on plan assets	(41)	(45)
Amortization of unrecognized prior service cost	2	1
Total pension income	$—	$(4)

Other nonpension postretirement

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Service cost	$1	$—
Interest cost	4	4
Expected return on plan assets	(9)	(9)
Amortization of unrecognized prior service cost	(1)	(1)
Recognized net (gain) loss	(13)	—
Total postretirement benefit income	$(18)	$(6)
The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and will be included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of March 30, 2024. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

For the quarter ended March 30, 2024, the Company recognized a gain of $13 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of the transfer of assets noted above. The remeasurements recognized were due primarily to the increase in discount rates versus the prior year-end and higher than expected return on plan assets.
Postemployment benefit plan expense for the quarters ended March 30, 2024 and April 1, 2023 was not material.
Exclusive of the negative contribution discussed above, Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 30, 2024	$19	$3	$22
April 1, 2023	$—	$3	$3
Full year:
Fiscal year 2024 (projected)	$46	$18	$64
Fiscal year 2023 (actual)	$25	$10	$35
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
NOTE 8 INCOME TAXES
The consolidated effective tax rate for the quarters ended March 30, 2024 and April 1, 2023 was 23% and 21%, respectively.
As of March 30, 2024, the Company classified $8 million of unrecognized tax benefits as a current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

The Company’s total gross unrecognized tax benefits as of March 30, 2024 was $32 million. Of this balance, $27 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.
The accrual balance for tax-related interest was approximately $4 million at March 30, 2024.

NOTE 9 DERIVATIVE INSTRUMENTS AND FAIR VALUE
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
Total notional amounts of the Company’s derivative instruments as of March 30, 2024 and December 30, 2023 were as follows:

(millions)	March 30, 2024	December 30, 2023
Foreign currency exchange contracts	$3,320	$3,141
Cross-currency contracts	1,776	1,707
Interest rate contracts	2,268	2,289
Commodity contracts	337	201
Total	$7,701	$7,338
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 30, 2024 and December 30, 2023, measured on a recurring basis.
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
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any Level 3 financial assets or liabilities as of March 30, 2024 or December 30, 2023.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 30, 2024 and December 30, 2023:
Derivatives designated as hedging instruments

	March 30, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$11	$11	$—	$12	$12
Other assets	—	17	17	—	4	4
Interest rate contracts:
Other current assets	—	—	—	—	—	—
Other assets	—	—	—	—	—	—
Total assets	$—	$28	$28	$—	$16	$16
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$—	$—	$—	$(17)	$(17)
Other liabilities	—	(3)	(3)	—	(15)	(15)
Interest rate contracts(a):
Other current liabilities	—	(15)	(15)	—	(44)	(44)
Other liabilities	—	(50)	(50)	—	(45)	(45)
Total liabilities	$—	$(68)	$(68)	$—	$(121)	$(121)
(a) The fair value of the related hedged portion of the Company's long-term debt, a Level 2 liability, was $1.1 billion as of March 30, 2024 and December 30, 2023, respectively.

Derivatives not designated as hedging instruments

	March 30, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$46	$46	$—	$51	$51
Other assets	—	4	4	—	4	4
Interest rate contracts:
Other current assets	—	9	9	—	9	9
Other assets	—	5	5	—	4	4
Commodity contracts:
Other current assets	7	—	7	2	—	2
Total assets	$7	$64	$71	$2	$68	$70
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(45)	$(45)	$—	$(54)	$(54)
Other liabilities	—	(5)	(5)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(11)	(11)	—	(11)	(11)
Other liabilities	—	(7)	(7)	—	(6)	(6)
Commodity contracts:
Other current liabilities	(3)	—	(3)	(2)	—	(2)
Total liabilities	$(3)	$(68)	$(71)	$(2)	$(77)	$(79)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $1.6 billion and $1.7 billion as of March 30, 2024 and December 30, 2023, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of March 30, 2024 and December 30, 2023.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		March 30, 2024	December 30, 2023	March 30, 2024	December 30, 2023
Interest rate contracts	Current maturities of long-term debt	$1,297	$655	$2	$(8)
Interest rate contracts	Long-term debt	$994	$1,666	$(53)	$(43)
(a) The fair value adjustment related to current maturities of long-term debt includes $5 million and $2 million from discontinued hedging relationships as of March 30, 2024 and December 30, 2023, respectively. The fair value adjustment related to long-term debt includes $(2) million and $3 million from discontinued hedging relationships as of March 30, 2024 and December 30, 2023, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of March 30, 2024 and December 30, 2023 would be adjusted as detailed in the following table:

As of March 30, 2024:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$99	$(81)	$6	$24
Total liability derivatives	$(139)	$81	$58	$—

As of December 30, 2023:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$86	$(84)	$—	$2
Total liability derivatives	$(200)	$84	$68	$(48)

During the quarter ended April 1, 2023, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $47 million. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued.
During the quarters ended March 30, 2024 and April 1, 2023, the Company settled certain cross currency swaps resulting in a net realized loss of approximately $7 million and a net realized gain of approximately $17 million, respectively. These cross currency swaps were accounted for as net investment hedges and the related net gain (loss) was recorded in accumulated other comprehensive income.
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 30, 2024 and April 1, 2023 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Foreign currency denominated long-term debt	$37	$(32)	$—	$—
Cross-currency contracts	34	(25)	8	14	Interest expense
Total	$71	$(57)	$8	$14
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		March 30, 2024	April 1, 2023
Foreign currency exchange contracts	COGS	$(1)	$(8)
Foreign currency exchange contracts	Other income (expense), net	4	(4)
Foreign currency exchange contracts	SG&A	9	(2)
Interest rate contracts	Interest expense	—	—
Commodity contracts	COGS	(17)	(35)
Total		$(5)	$(49)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended March 30, 2024 and April 1, 2023:

	March 30, 2024	April 1, 2023
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$83	$70
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	1	(12)
Derivatives designated as hedging instruments	1	13

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(3)

During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at March 30, 2024 to be reclassified to income, assuming market rates remain constant through contract maturities.
Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position when the value exceeds certain thresholds with each counterparty. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. The collateral posting requirements as of March 30, 2024, triggered by threshold contingent features was not material.
Other fair value measurements
Fair value measurements on a nonrecurring basis
During the quarter ended March 30, 2024, the Company announced the reconfiguration of the North America frozen supply chain network and the proposed reconfiguration of the European cereal supply chain network. As part of these programs, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities. See Note 4 for more information regarding these restructuring programs.
During the quarter ended March 30, 2024, long-lived assets of $62 million related to a frozen foods manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of less than $41 million resulting in an impairment charge of $21 million recorded in COGS.
During the quarter ended March 30, 2024, long lived assets of $99 million related to a cereal manufacturing facility in the Company's Europe reportable segment, were written down to an estimated fair value of $60 million resulting in an impairment charge of $39 million recorded in COGS.
The Company's calculation of the fair value of these long-lived assets is based on Level 3 inputs, including market comparables, market trends and the condition of the assets.
Available for sale securities
During the quarter ended April 1, 2023, the Company sold Level 2 corporate bonds for approximately $5 million. The resulting gain was immaterial and recorded in Other income and (expense). Also during the quarter ended April 1, 2023, the Company purchased approximately $5 million in Level 2 corporate bonds.
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
Marketable securities
During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan. During the quarter ended March 30, 2024, the Company invested the $175 million in a short term investment fund that primarily holds short term debt instruments. This investment was measured at Level 1 quoted market prices. The fair value of the investment was approximately $175 million as of March 30, 2024. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period.
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are Level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of March 30, 2024 and December 30, 2023. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are Level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $4.3 billion and $4.4 billion, respectively, as of March 30, 2024. The fair value and carrying value of the Company's long-term debt was $5.0 billion and $5.1 billion, respectively, as of December 30, 2023.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company, net of collateral already received from those counterparties. As of March 30, 2024, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of March 30, 2024, the Company posted $53 million related to reciprocal collateralization agreements. As of March 30, 2024, the Company posted $11 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
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
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Net sales
North America	$1,688	$1,686
Europe	599	604
Latin America	314	283
AMEA	600	770
Total Reportable Segments	3,201	3,343
Corporate	(1)	(1)
Consolidated	$3,200	$3,342
Operating profit
North America	$335	$269
Europe	28	92
Latin America	27	22
AMEA	75	74
Total Reportable Segments	465	457
Corporate	(72)	(111)
Consolidated	$393	$346
Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Snacks	$2,015	$2,022
Cereal	687	679
Frozen	290	292
Noodles and other	208	349
Consolidated	$3,200	$3,342

NOTE 11 SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Balance Sheet
(millions)	March 30, 2024 (unaudited)	December 30, 2023
Trade receivables	$1,401	$1,246
Allowance for credit losses	(16)	(16)
Refundable income taxes	42	74
Other receivables	239	264
Accounts receivable, net	$1,666	$1,568
Raw materials and supplies	$305	$303
Finished goods and materials in process	905	940
Inventories	$1,210	$1,243
Intangible assets not subject to amortization	$1,692	$1,750
Intangible assets subject to amortization, net	136	180
Other intangibles, net	$1,828	$1,930

KELLANOVA
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
Nigerian Naira
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of the decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of March 30, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 6% of our consolidated net sales for the quarter ended March 30, 2024 but could become a smaller percentage of our overall sales if exchange rates decline further from current levels over the remainder of 2024.
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
•Adjusted: gross profit, gross margin, operating profit, operating margin, and diluted EPS from continuing operations: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, a gain on interest rate swaps, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.
•Currency-neutral adjusted: gross profit, gross margin, operating profit, operating margin, and diluted EPS from continuing operations: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.
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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market gain of $12 million for the quarter ended March 30, 2024. Included within the aforementioned was a pre-tax mark-to-market gain for pension plan remeasurements related to the transfer of assets to a sub-trust of $13 million for the quarter ended March 30, 2024. Additionally, we recorded a pre-tax mark-to-market loss of $55 million for the quarter ended April 1, 2023.

Separation costs
The Company successfully completed the separation transaction on October 2, 2023. We incurred pre-tax charges related to the separation of $12 million for the quarter ended March 30, 2024. We recorded $1 million for the quarter period ended April 1, 2023.

Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment, of $101 million for the quarter ended March 30, 2024.

Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we recorded pre-tax charges, primarily related to reorganizations, of $1 million for the quarter ended April 1, 2023.

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

Financial results
For the quarter ended March 30, 2024, our reported net sales were down 4% versus the prior year as unfavorable currency more than offset positive price/mix. Organic net sales increased 5% from the prior year excluding foreign currency and divestitures.
First quarter reported operating profit increased 13% versus the year-ago quarter primarily due to favorable mark-to-market impacts, continued gross profit margin recovery, and reimbursement for transition services provided to WK Kellogg Co, partially offset by network optimization costs. Currency-neutral adjusted operating profit increased 30%, after excluding the impact of mark-to-market, network optimization costs, separation costs, and foreign currency translation.
Reported diluted EPS of $0.78 for the quarter increased 16% compared to the prior year quarter of $0.67 due primarily to higher operating profit. Currency-neutral adjusted diluted EPS of $1.04 for the quarter increased 33% from the prior year quarter after excluding mark-to-market, network optimization costs, separation costs, and foreign currency translation.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	March 30, 2024	April 1, 2023
Reported net income	$267	$298
Mark-to-market (pre-tax)	12	(55)
Separation costs (pre-tax)	(12)	(1)
Network optimization (pre-tax)	(101)	—
Business and portfolio realignment (pre-tax)	—	(1)
Income tax impact applicable to adjustments, net*	21	18
Adjusted net income	$347	$337
Foreign currency impact	(11)	—
Currency-neutral adjusted net income	$358	$337
Reported diluted EPS from continuing operations	$0.78	$0.67
Mark-to-market (pre-tax)	0.03	(0.16)
Separation costs (pre-tax)	(0.04)	—
Network optimization (pre-tax)	(0.28)	—
Business and portfolio realignment (pre-tax)	—	—
Income tax impact applicable to adjustments, net*	0.06	0.05
Adjusted diluted EPS from continuing operations	$1.01	$0.78
Foreign currency impact	(0.03)	—
Currency-neutral adjusted diluted EPS from continuing operations	$1.04	$0.78
Currency-neutral adjusted diluted EPS growth	33.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2024 versus 2023:

Quarter ended March 30, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$1,688	$599	$314	$600	$(1)	$3,200
Foreign currency impact	—	7	16	(319)	—	(296)
Organic net sales	$1,688	$592	$297	$919	$(1)	$3,495

Quarter ended April 1, 2023
(millions)
Reported net sales	$1,686	$604	$283	$770	$(1)	$3,342
Divestiture	—	27	—	—	—	27
Organic net sales	$1,686	$577	$283	$770	$(1)	$3,315

% change - 2024 vs. 2023:
Reported growth	0.1%	(0.7)%	10.9%	(22.1)%	n/m	(4.3)%
Foreign currency impact	—%	1.3%	5.7%	(41.5)%	n/m	(8.9)%
Currency-neutral growth	0.1%	(2.0)%	5.2%	19.4%	n/m	4.6%
Divestiture	—%	(4.6)%	—%	—%	n/m	(0.8)%
Organic growth	0.1%	2.6%	5.2%	19.4%	n/m	5.4%
Volume (tonnage)	(4.7)%	(6.9)%	(1.1)%	—%	n/m	(3.1)%
Pricing/mix	4.8%	9.5%	6.3%	19.4%	n/m	8.5%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended March 30, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$335	$28	$27	$75	$(72)	$393
Mark-to-market	—	—	2	—	(3)	(1)
Separation costs	(10)	—	—	—	(2)	(12)
Network optimization	(31)	(70)	—	—	—	(101)
Business and portfolio realignment	—	—	—	—	—	—
Adjusted operating profit	$376	$98	$25	$75	$(66)	$508
Foreign currency impact	—	2	2	(20)	1	(16)
Currency-neutral adjusted operating profit	$376	$96	$23	$95	$(67)	$523

Quarter ended April 1, 2023
(millions)
Reported operating profit	$269	$92	$22	$74	$(111)	$346
Mark-to-market	—	—	(2)	—	(53)	(55)
Separation costs	(1)	—	—	—	—	(1)
Business and portfolio realignment	—	—	—	—	(1)	(1)
Adjusted operating profit	$270	$92	$25	$74	$(57)	$404

% change - 2024 vs. 2023:
Reported growth	24.6%	(69.8)%	21.2%	1.5%	34.9%	13.4%
Mark-to-market	—%	—%	18.3%	—%	54.3%	15.2%
Separation costs	(3.3)%	—%	0.8%	—%	(3.9)%	(2.8)%
Network optimization	(11.3)%	(76.3)%	—%	—%	—%	(24.9)%
Business and portfolio realignment	0.2%	—%	—%	—%	0.9%	0.2%
Adjusted growth	39.0%	6.5%	2.1%	1.5%	(16.4)%	25.7%
Foreign currency impact	—%	2.1%	8.5%	(27.5)%	0.9%	(3.9)%
Currency-neutral adjusted growth	39.0%	4.4%	(6.4)%	29.0%	(17.3)%	29.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the first quarter increased slightly from the prior year due to favorable price/mix growth, related to prior year actions to cover high input cost inflation, was offset by volume pressured by elasticities across categories.
North America operating profit increased 25% reflecting recovering gross profit margin and reimbursement for transition services provided to WK Kellogg Co, partially offset by the impact of network optimization costs, higher separation costs and increased brand investment. Currency-neutral adjusted operating profit increased 39%, after excluding the impact of network optimization costs and separation costs.

Net sales % change - first quarter 2024 vs. 2023:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.3%	—%	0.3%	—%	0.3%
Frozen	(0.7)%	—%	(0.7)%	—%	(0.7)%
North America snacks net sales grew slightly despite lapping strong growth in the prior year quarter. Category elasticities moderated during the quarter and we returned to normalized merchandising activity.
North America frozen net sales were down 1% versus the prior year quarter primarily due to category elasticities.
Europe
Reported net sales decreased 1% in the first quarter, reflecting volume pressured by elasticity across categories and last year's divestiture of operations in Russia, partially offset by price/mix growth related to prior year actions to cover high input-cost inflation. Organic net sales increased 3% after excluding the impact of the divestiture and foreign currency.
Reported operating profit decreased 70% due primarily to network optimization costs, which more than offsets the benefits of improved productivity and favorable foreign currency translation. Currency-neutral adjusted operating profit increased 4% after excluding the impact of network optimization costs and foreign currency.

Net sales % change - first quarter 2024 vs. 2023:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(0.1)%	1.2%	(1.3)%	(5.2)%	3.9%
Cereal	(1.3)%	1.5%	(2.8)%	(4.0)%	1.2%
Snacks net sales were flat as unfavorable foreign currency and the divestiture were offset by sustained organic growth across the region, led by Pringles, which gained share in key markets.
Cereal net sales declined as unfavorable foreign currency and the divestiture more than offset by organic growth, led by the UK.
Latin America
Reported net sales increased 11% driven by favorable foreign currency and price/mix growth, partially offset by a modest, elasticity-driven decline in volume. Organic net sales increased 5%, after excluding the impact of foreign currency.

Reported operating profit increased 21% as the impact of net sales growth, recovering gross profit margin, favorable foreign currency, and a modestly favorable mark-to-market partially offset by continued high costs. Currency-neutral adjusted operating profit decreased 6% after excluding the impact of mark-to-market, and foreign currency.

Net sales % change - first quarter 2024 vs. 2023:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	2.9%	4.5%	(1.6)%	—%	(1.6)%
Cereal	16.2%	6.5%	9.7%	—%	9.7%
Snacks net sales increased due to favorable foreign currency and organic growth led by Pringles in Mexico and Brazil.
Cereal net sales increased due to favorable foreign currency and organic growth led by Mexico.
AMEA
Reported net sales decreased 22% as unfavorable foreign currency, principally related to the Nigerian Naira, more than offset price/mix growth. Organic net sales increased 19% on positive price/mix after excluding the impact of foreign currency.
Reported operating profit increased 2% as gross margin recovery was offset by unfavorable foreign currency translation. Currency-neutral adjusted operating profit increased 29%, after excluding the impact of foreign currency.

Net sales % change - first quarter 2024 vs. 2023:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(4.1)%	(6.4)%	2.3%	—%	2.3%
Cereal	(9.1)%	(8.3)%	(0.8)%	—%	(0.8)%
Noodles and other	(40.5)%	(82.4)%	41.9%	—%	41.9%
Snacks net sales declined as unfavorable foreign currency more than offset organic growth led by Pringles.
Cereal net sales decreased due primarily to unfavorable foreign currency and category elasticities.
Noodles and other net sales decreased due to unfavorable foreign currency more than offset organic growth led by price realization intended to cover currency devaluation in Nigeria.
Corporate
Reported operating profit increased significantly versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $10 million from the prior year after excluding mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended March 30, 2024 and April 1, 2023 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	March 30, 2024		April 1, 2023		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,030	32.2%	$984	29.4%	2.8
Mark-to-market	(10)	(0.3)%	(53)	(1.6)%	1.3
Separation costs	(2)	(0.1)%	—	—%	(0.1)
Network optimization	(101)	(3.1)%	—	—%	(3.1)
Adjusted	1,143	35.7%	1,037	31.0%	4.7
Foreign currency impact	(45)	1.7%	—	—%	1.7
Currency-neutral adjusted	$1,188	34.0%	$1,037	31.0%	3.0
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the quarter increased 280 basis points versus the prior year due primarily to favorable mark-to-market, reimbursement for transition services provided to WK Kellogg Co, last year's revenue growth management actions, improved supply environment, a resumed higher level of productivity, and country mix resulting from currency devaluations, partially offset by network optimization costs. Currency-neutral adjusted gross margin increased 300 basis points compared to the first quarter of 2023 after eliminating the impact of mark-to-market, network optimization costs, separation costs, and foreign currency.
Restructuring Programs
We view our restructuring programs as part of our operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are generally expected to recover cash implementation costs within a 1 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs) is when the project begins to deliver cash savings and/or reduced depreciation.
In the first quarter, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025. The overall project is expected to result in cumulative pretax charges of approximately $50 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $30 million. Charges incurred related to this restructuring program were $31 million during the quarter ended March 30, 2024. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

In the first quarter, the Company proposed a reconfiguration of the European cereal supply chain network, following the completion of any collective bargaining obligations and consultation with impacted employees. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $70 million during the quarter ended March 30, 2024. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

All other restructuring projects were immaterial during the periods presented.

Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian Real, Nigerian Naira, Polish zloty, and Egyptian pound. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.
Interest expense
For the quarters ended March 30, 2024 and April 1, 2023, interest expense was $83 million and $70 million, respectively. The increase from the prior year is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year.
Income Taxes
Our reported effective tax rate for the quarters ended March 30, 2024 and April 1, 2023 was 23% and 21%, respectively.
Our adjusted effective tax rate for the quarters ended March 30, 2024 and April 1, 2023 was 23%.
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

	Quarter ended
Consolidated results (dollars in millions)	March 30, 2024	April 1, 2023
Reported income taxes	$82	$61
Mark-to-market	3	(14)
Separation costs	(2)	(4)
Network Optimization	(21)	—
Business and portfolio realignment	—	(1)
Adjusted income taxes	$103	$80
Reported effective income tax rate	23.2%	21.0%
Mark-to-market	0.1%	(0.7)%
Separation costs	0.1%	(0.9)%
Network optimization	0.4%	—%
Business and portfolio realignment	—%	(0.1)%
Adjusted effective income tax rate	22.6%	22.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
We anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We expect to generate $1.7 billion of operating cash flow during 2024. We currently have $2.5 billion of ongoing unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2024, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods.

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.
We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while optimizing the timing of payment of our trade payables.  The impacts of the extended customer terms program and the monetization programs on core working capital are largely offsetting.
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
We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $2.0 billion and $1.7 billion as of March 30, 2024 and December 30, 2023, respectively.
The following table reflects net debt amounts:

(millions, unaudited)	March 30, 2024	December 30, 2023
Notes payable	$236	$121
Current maturities of long-term debt	1,303	663
Long-term debt	4,395	5,089
Total debt liabilities	$5,934	$5,873
Less:
Cash and cash equivalents	(242)	(274)
Net debt	$5,692	$5,599
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	March 30, 2024	April 1, 2023
Net cash provided by (used in):
Operating activities	364	$276
Investing activities	(333)	(205)
Financing activities	(58)	(33)
Effect of exchange rates on cash and cash equivalents	(5)	10
Net increase (decrease) in cash and cash equivalents	$(32)	$48
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the quarter ended March 30, 2024, totaled $364 million compared to $276 million in the prior year period. The increase is due primarily to the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024. During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a portion of the plan surplus.
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

	Quarter ended
(millions)	March 30, 2024	April 1, 2023
Net cash provided by operating activities	$364	$276
Additions to properties	(155)	(203)
Free cash flow	$209	$73
Our non-GAAP measure for free cash flow increased to $209 million in the year-to-date period ended March 30, 2024, from $73 million in the prior year due primarily to the distribution from the Company's postretirement benefit plan of $175 million and lower capital expenditures.
Investing activities
Our net cash used in investing activities totaled $333 million for the year-to-date period ended March 30, 2024 compared to $205 million in the comparable prior year period due primarily to the purchase of marketable securities of $175 million in conjunction with the distribution from the postretirement healthcare plan partially offset by lower capital expenditures.
Financing activities
Our net cash used in financing activities for the quarter ended March 30, 2024 totaled $58 million compared to cash used of $33 million during the comparable prior year quarter. During the first quarter of 2024, the Company received net proceeds of $115 million from notes payable.
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
The Company did not repurchase shares during the quarters ended March 30, 2024 and April 1, 2023.
We paid cash dividends of $191 million during the quarter ended March 30, 2024, compared to $202 million during the comparable prior year quarter. In April 2024, the Board of Directors declared a dividend of $.56 per common share, payable on June 14, 2024 to shareholders of record at the close of business on June 3, 2024.
In addition, the Kellanova Board of Directors announced plans to increase the quarterly dividend to $0.57 per share beginning with the third quarter of 2024.
We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of March 30, 2024, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.
Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of March 30, 2024.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-

term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in December 2024, as well as our Five-Year Credit Agreement, which expires in December 2026. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $725 million and $697 million remained outstanding under this arrangement as of March 30, 2024 and December 30, 2023, respectively.
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
We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate, however, we do not expect supplier payment term modifications to have a material impact on our cash flows during 2024.
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
Critical accounting estimates
Goodwill and other intangible assets

We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Similarly, we assess indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. No interim triggering events requiring further impairment assessments of goodwill or indefinite-life intangibles have been noted during 2024. Annually during the fourth quarter, in conjunction with our annual budgeting process, we perform qualitative or quantitative testing, depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations. Refer to our Critical Accounting Estimates in our 2023 Form 10-K for further details on the methodologies used for evaluating goodwill and intangible assets.
Forward-looking statements
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
Refer to disclosures contained within Item 7A of our 2023 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 30, 2024.

Volatile market conditions arising from geopolitical events may result in significant changes in foreign exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect the translation of foreign currency denominated earnings to U.S. dollars. Additionally the Company operates in certain emerging markets that may be subject to hyperinflationary economic conditions. Primary currency exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Polish zloty and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro.
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian naira leading to a significant decline in the exchange rate of the naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of March 30, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 6% of our consolidated net sales quarter ended March 30, 2024, but could become a smaller percentage of our overall sales if exchange rates decline further from current levels over the remainder of 2024.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
We have interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $69 million as of March 30, 2024. We had interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $93 million as of December 30, 2023.
During the quarter ended March 30, 2024, we settled cross currency swaps with notional amounts totaling approximately €700 million, resulting in a net realized loss of approximately $7 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the quarter ended March 30, 2024, we also entered into cross currency swaps with notional amounts totaling approximately €800 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.8 billion outstanding as of March 30, 2024 representing a net settlement receivable of $25 million. The total notional amount of cross currency swaps outstanding as of December 30, 2023 was $1.7 billion representing a net settlement obligation of $16 million.
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
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies as well as other global events, have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended March 30, 2024, we continue to experience elevated commodity and supply chain costs, including procurement and manufacturing costs, although certain supply chain challenges eased. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. We continue to expect input cost inflation to be flat during 2024.

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
As of March 30, 2024, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes during the quarter ended March 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kellanova (formerly known as Kellogg Company)
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended March 30, 2024.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/31/2023 - 1/27/2024	—	$—	—	$1,330
Month #2:
1/28/2024 - 2/24/2024	—	$—	—	$1,330
Month #3:
2/25/2024 - 3/30/2024	—	$—	—	$1,330
Total	—		—
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 1, 2024, Commission file number 1-4171.
10.1	2024-2026 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: May 2, 2024

Kellanova
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 1, 2024, Commission file number 1-4171.	IBRF
10.1	2024-2026 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.	IBRF
10.2	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

* A management contract or compensatory plan required to be filed with this Report.