Form 10-Q
period 2024-06-29
KELLANOVA
filed 2024-08-01
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 1-4171
Kellanova

State of Incorporation—	Delaware	IRS Employer Identification No.	38-0710690
412 N. Wells Street, Chicago , IL 60654
Registrant’s telephone number: 269-961-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.25 par value per share	K	New York Stock Exchange
1.250% Senior Notes due 2025	K 25	New York Stock Exchange
0.500% Senior Notes due 2029	K 29	New York Stock Exchange
3.750% Senior Notes due 2034	K 34	New York Stock Exchange
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
Yes  ☐    No  ☒
Common Stock outstanding as of June 29, 2024 — 342,287,795 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	June 29, 2024	December 30, 2023
Current assets
Cash and cash equivalents	$272	$274
Accounts receivable, net	1,654	1,568
Inventories	1,185	1,243
Other current assets	359	245
Total current assets	3,470	3,330
Property, net	3,118	3,212
Operating lease right-of-use assets	640	661
Goodwill	5,043	5,160
Other intangibles, net	1,804	1,930
Investments in unconsolidated entities	107	184
Other assets	1,117	1,144
Total assets	$15,299	$15,621
Current liabilities
Current maturities of long-term debt	$650	$663
Notes payable	206	121
Accounts payable	2,267	2,314
Current operating lease liabilities	128	121
Accrued advertising and promotion	697	766
Accrued salaries and wages	202	278
Other current liabilities	624	797
Total current liabilities	4,774	5,060
Long-term debt	5,007	5,089
Operating lease liabilities	510	532
Deferred income taxes	526	497
Pension liability	580	613
Other liabilities	475	461
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,082	1,101
Retained earnings	9,027	8,804
Treasury stock, at cost	(4,699)	(4,794)
Accumulated other comprehensive income (loss)	(2,208)	(2,041)
Total Kellanova equity	3,307	3,175
Noncontrolling interests	120	194
Total equity	3,427	3,369
Total liabilities and equity	$15,299	$15,621
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$3,192	$3,351	$6,392	$6,693
Cost of goods sold	2,031	2,257	4,200	4,615
Selling, general and administrative expense	668	677	1,306	1,315
Operating profit	493	417	886	763
Interest expense	83	73	166	143
Other income (expense), net	33	28	76	45
Income from continuing operations before income taxes	443	372	796	665
Income taxes	97	77	179	138
Earnings (loss) from unconsolidated entities	1	3	1	5
Net income from continuing operations	347	298	618	532
Net income (loss) attributable to noncontrolling interests	3	5	7	9
Income (loss) from discontinued operations, net of taxes	—	64	—	132
Net income attributable to Kellanova	$344	$357	$611	$655
Per share amounts:
Earnings per common share - basic
Earnings (loss) from continuing operations	$1.01	$0.85	$1.79	$1.53
Earnings (loss) from discontinued operations	$—	$0.19	$—	$0.38
Net earnings (loss) per common share - basic	$1.01	$1.04	$1.79	$1.91
Earnings per common share - diluted
Earnings (loss) from continuing operations	$1.00	$0.85	$1.78	$1.52
Earnings (loss) from discontinued operations	$—	$0.18	$—	$0.38
Net earnings (loss) per common share - diluted	$1.00	$1.03	$1.78	$1.90
Average shares outstanding:
Basic	342	343	342	342
Diluted	345	345	344	345
Actual shares outstanding at period end			342	342
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended			Year-to-date period ended
	June 29, 2024			June 29, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$347			$618
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(78)	$—	(78)	$(350)	$—	(350)
Net investment hedges:
Net investment hedges gain (loss)	28	(7)	21	99	(25)	74
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	17	(4)	13	39	(10)	29
Reclassification to net income	1	(1)	—	3	(1)	2
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	—	—	—	1	—	1
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(33)	$(12)	$(45)	$(209)	$(36)	$(245)
Comprehensive income			$302			$373
Net Income attributable to noncontrolling interests			3			7
Other comprehensive income (loss) attributable to noncontrolling interests			(8)			(78)
Comprehensive income attributable to Kellanova			$307			$444

	Quarter ended			Year-to-date period ended
	July 1, 2023			July 1, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$362			$664
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(383)	$(1)	(384)	$(341)	$2	(339)
Net investment hedges:
Net investment hedges gain (loss)	(37)	7	(30)	(94)	22	(72)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	15	(4)	11	(3)	1	(2)
Reclassification to net income	2	—	2	5	(1)	4
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	—	—	—	(1)	—	(1)
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	1	—	1
Other comprehensive income (loss)	$(403)	$2	$(401)	$(433)	$24	$(409)
Comprehensive income			$(39)			$255
Net Income attributable to noncontrolling interests			5			9
Other comprehensive income (loss) attributable to noncontrolling interests			(171)			(174)
Comprehensive income attributable to Kellanova			$127			$420
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended June 29, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, March 30, 2024	421	$105	$1,063	$8,878	80	$(4,723)	$(2,171)	$3,152	$126	$3,278
Net income				344				344	3	347
Dividends declared ($0.56 per share)				(192)				(192)		(192)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income (loss)							(37)	(37)	(8)	(45)
Stock compensation			20					20		20
Stock options exercised, issuance of other stock awards and other			(1)	(3)	(1)	24		20		20
Balance, June 29, 2024	421	$105	$1,082	$9,027	79	$(4,699)	$(2,208)	$3,307	$120	$3,427

	Year-to-date period ended June 29, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Net income				611				611	7	618
Dividends declared ($1.12 per share)				(383)				(383)		(383)
Distributions to noncontrolling interest								—	(3)	(3)
Other comprehensive income (loss)							(167)	(167)	(78)	(245)
Stock compensation			41					41		41
Stock options exercised, issuance of other stock awards and other			(60)	(5)	(2)	95		30		30
Balance, June 29, 2024	421	$105	$1,082	$9,027	79	$(4,699)	$(2,208)	$3,307	$120	$3,427

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY (Cont.)
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended July 1, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, April 1, 2023	421	$105	$1,033	$9,293	78	$(4,666)	$(1,713)	$4,052	$427	$4,479
Common stock repurchases					1	(60)		(60)		(60)
Net income				357				357	5	362
Dividends declared ($0.59 per share)				(202)				(202)		(202)
Distributions to noncontrolling interest								—	(5)	(5)
Other comprehensive income							(230)	(230)	(171)	(401)
Stock compensation			21					21		21
Stock options exercised and other			2	(1)	—	26		27		27
Balance, July 1, 2023	421	$105	$1,056	$9,447	79	$(4,700)	$(1,943)	$3,965	$256	$4,221

	Year-to-date period ended July 1, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Common stock repurchases					1	(60)		(60)		(60)
Net income				655				655	9	664
Dividends declared ($1.18 per share)				(404)				(404)		(404)
Distributions to noncontrolling interest								—	(13)	(13)
Other comprehensive income							(235)	(235)	(174)	(409)
Stock compensation			43					43		43
Stock options exercised and other			(55)	(1)	(1)	81		25		25
Balance, July 1, 2023	421	$105	$1,056	$9,447	79	$(4,700)	$(1,943)	$3,965	$256	$4,221
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Year-to-date period ended
	June 29, 2024	July 1, 2023
Operating activities
Net income	$618	$664
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	181	226
Impairment of property	60	—
Postretirement benefit plan expense (benefit)	(26)	(32)
Deferred income taxes	30	(9)
Stock compensation	41	43
Other	18	(10)
Distribution from postretirement benefit plan	175	—
Postretirement benefit plan contributions	(32)	(11)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(177)	(193)
Inventories	5	17
Accounts payable	63	(39)
All other current assets and liabilities	(216)	(12)
Net cash provided by (used in) operating activities	740	644
Investing activities
Additions to properties	(297)	(339)
Issuance of notes receivable	—	(4)
Purchases of marketable securities	(177)	—
Sales of marketable securities	13	—
Purchases of available for sale securities	—	(9)
Sales of available for sale securities	—	10
Settlement of net investment hedges	(7)	17
Collateral paid on derivatives	—	(18)
Other	14	(1)
Net cash provided by (used in) investing activities	(454)	(344)
Financing activities
Net issuances (reductions) of notes payable	85	(7)
Issuances of long-term debt	619	401
Reductions of long-term debt	(652)	(221)
Net issuances of common stock	45	45
Common stock repurchases	—	(60)
Cash dividends	(383)	(404)
Other	(4)	(53)
Net cash provided by (used in) financing activities	(290)	(299)
Effect of exchange rate changes on cash and cash equivalents	2	8
Increase (decrease) in cash and cash equivalents	(2)	9
Cash and cash equivalents at beginning of period	274	299
Cash and cash equivalents at end of period	$272	$308

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$99	$98
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the quarter ended June 29, 2024 (unaudited)
NOTE 1 ACCOUNTING POLICIES
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
The balance sheet information at December 30, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended June 29, 2024 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Certain prior period amounts have been reclassified to conform with current period presentation.
Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of June 29, 2024, $835 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $825 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
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
In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the Consolidated Statement of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. The consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations.
The following table presents key components of “Income from discontinued operations, net of income taxes” for the quarter and year-to-date period ended July 1, 2023:

(millions)	Quarter-ended	Year-to-date period ended
Net sales	$690	$1,401
Cost of goods sold	451	936
Selling, general and administrative expense	147	280
Operating profit	$92	$185
Interest expense	9	19
Other income (expense), net	8	17
Income from discontinued operations before income taxes	$91	$183
Income taxes	27	51
Net income from discontinued operations, net of tax	$64	$132

The following table presents significant cash flow items from discontinued operations for the year-to-date period ended July 1, 2023:

(millions)
Depreciation and amortization	$35
Additions to properties	$76
Postretirement benefit plan expense (benefit)	$(14)
In connection with the separation, WK Kellogg Co ("WKKC") entered into several agreements with Kellanova that govern the relationship of the parties following the spin-off including a Separation and Distribution Agreement, a Manufacturing and Supply Agreement (“Supply Agreement”), a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement (“TSA”), and various lease agreements.
Pursuant to the TSA, both Kellanova and WK Kellogg Co agreed to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for a duration of up to 2 years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The costs and reimbursements related to services provided by Kellanova under the TSA are recorded in continuing operations within the Consolidated Statement of Income. Kellanova recorded approximately $44 million and $91 million of cost reimbursements related to the TSA for the quarter and year-to-date period ended June 29, 2024, respectively, of which $29 million and $62 million is recognized in COGS, respectively, and $15 million and $29 million in SGA, respectively, in the Consolidated Statement of Income. These reimbursements are a direct offset within the Consolidated Statement of Income to the costs incurred related to providing services under the TSA.
Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to 3 years following the spin-off. During the quarter and year-to-date period ended June 29, 2024, the Company recognized net sales to WKKC of $11 million and $26 million, respectively, and cost of sales of $10 million and $23 million, respectively.

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
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 29, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $765 million and $697 million remained outstanding under these arrangements as of June 29, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $11 million for both quarters ended June 29, 2024 and July 1, 2023. The recorded net loss on sale of receivables was $22 million and $19 million for the year-to-date period ended June 29, 2024 and July 1, 2023, respectively. The recorded loss is included in Other income and expense (OIE).
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $19 million and $8 million remained outstanding under these programs as of June 29, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
NOTE 4 RESTRUCTURING
The Company views its restructuring programs as part of its operating principles to provide greater visibility in achieving its long-term profit growth and margin targets. Initiatives undertaken are generally expected to recover cash implementation costs within a 1 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs) is when the project begins to deliver cash savings and/or reduced depreciation.
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025. The overall project is expected to result in cumulative pretax charges of approximately $50 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $30 million. Charges incurred related to this restructuring program were $9 million and $40 million during the quarter and year-to-date period ended June 29, 2024, respectively. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were immaterial during the quarter ended June 29, 2024 and were $69 million during the year-to-date period ended June 29, 2024. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

The tables below provide the details for charges incurred during the quarter and year-to-date period ended June 29, 2024.

	Quarter ended	Year-to-date period ended	Program costs to date
(millions)	June 29, 2024	June 29, 2024	June 29, 2024
Employee related costs	$—	$37	$37
Asset related costs	4	8	8
Asset impairment	—	60	60
Other costs	4	4	4
Total	$8	$109	$109

	Quarter ended	Year-to-date period ended	Program costs to date
(millions)	June 29, 2024	June 29, 2024	June 29, 2024
North America	$9	$40	$40
Europe	(1)	69	69
Total	$8	$109	$109
All other restructuring projects were immaterial during the periods presented.
At June 29, 2024, total project reserves for the European and North American reorganizations were $30 million and $4 million, respectively. The reserves were related to severance payments and other costs of which a substantial portion will not be paid during the current year. The following table provides details for exit cost reserves related to the European and North American reorganizations described above.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2023	$—	$—	$—	$—	$—
2024 restructuring charges	37	60	8	4	109
Cash payments	(2)	—	—	(4)	(6)
Non-cash charges and other	(1)	(60)	(8)	—	(69)
Liability as of June 29, 2024	$34	$—	$—	$—	$34
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

NOTE 6 INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The carrying value of the investment in TAF at June 29, 2024 and December 30, 2023 was $91 million and $173 million, respectively. The investment in TAF is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. The company records the activity of TAF on a one-month lag due to the timing required to obtain the financial statements from TAF management.
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
NOTE 7 EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were approximately 4 million and 6 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended June 29, 2024. There were approximately 4 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended July 1, 2023. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended June 29, 2024 and July 1, 2023.
Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the quarter and year-to-date periods ended June 29, 2024, the Company did not repurchase any shares of common stock. During the quarter and year-to-date periods ended July 1, 2023, the Company repurchased approximately 1 million shares of common stock for a total of $60 million.
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
Accumulated other comprehensive income (loss), net of tax, as of June 29, 2024 and December 30, 2023 consisted of the following:

(millions)	June 29, 2024	December 30, 2023
Foreign currency translation adjustments	$(2,598)	$(2,326)
Net investment hedges gain (loss)	260	186
Cash flow hedges — net deferred gain (loss)	174	143
Postretirement and postemployment benefits:
Net experience gain (loss)	—	1
Prior service credit (cost)	(44)	(45)
Total accumulated other comprehensive income (loss)	$(2,208)	$(2,041)

NOTE 8 NOTES PAYABLE AND LONG-TERM DEBT
The following table presents the components of Notes payable at June 29, 2024 and December 30, 2023:

	June 29, 2024		December 30, 2023
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$79	5.49%	$—	—%
Bank borrowings	127		121
Total	$206		$121
During the second quarter of 2024, Kellanova issued $300 million of thirty-year 5.75% Notes due 2054, resulting in net proceeds after discount and underwriting commissions of $296 million. In connection with the debt issuance, the Company recorded gains totaling $161 million, including approximately a $11 million gain realized in the second quarter, on forward starting swaps with a notional value of $300 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 4.0%.
Additionally, during the second quarter of 2024, Kellanova issued €300 million of ten-year 3.75% Notes due 2034, resulting in net proceeds after discount and underwriting commissions of €297 million. In connection with the debt issuance, the Company recorded gains totaling €51 million, including approximately a €5 million loss realized in the second quarter, on forward starting swaps with a notional value of €250 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 2.2%.
The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of a portion of the €600 million 1.0% Notes when they matured on May 17, 2024. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$4	$4	$8	$8
Interest cost	35	36	70	72
Expected return on plan assets	(41)	(44)	(82)	(89)
Amortization of unrecognized prior service cost	2	1	4	2
Total pension (income) expense	$—	$(3)	$—	$(7)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Service cost	$—	$1	$1	$1
Interest cost	3	4	7	8
Expected return on plan assets	(9)	(9)	(18)	(18)
Amortization of unrecognized prior service cost	(2)	(1)	(3)	(2)
Recognized net (gain) loss	—	—	(13)	—
Total postretirement benefit (income) expense	$(8)	$(5)	$(26)	$(11)
The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and is included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of June 29, 2024. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

For the year-to-date period ended June 29, 2024, the Company recognized a gain of $13 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of the transfer of assets noted above. The remeasurements recognized were due primarily to the increase in discount rates versus the prior year-end and higher than expected return on plan assets.
Postemployment benefit plan expense for the quarters and year-to-date periods ended June 29, 2024 and July 1, 2023 were not material.
Exclusive of the negative contribution discussed above, Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 29, 2024	$9	$1	$10
July 1, 2023	$—	$4	$4
Year-to-date period ended:
June 29, 2024	$28	$4	$32
July 1, 2023	$—	$7	$7
Full year:
Fiscal year 2024 (projected)	$46	$18	$64
Fiscal year 2023 (actual)	$25	$10	$35
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

NOTE 10 INCOME TAXES
The consolidated effective tax rate for the quarter and year-to-date periods ended June 29, 2024 was 22%. The consolidated effective tax rate for the quarter and year-to-date periods ended July 1, 2023 was 21%.
As of June 29, 2024, the Company classified $8 million of unrecognized tax benefits as a current tax liability. Management's estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be settled within one year, offset by approximately $3 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of June 29, 2024 was $34 million. Of this balance, $29 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.
The accrual balance for tax-related interest was approximately $5 million at June 29, 2024.

NOTE 11 DERIVATIVE INSTRUMENTS AND FAIR VALUE
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
Total notional amounts of the Company’s derivative instruments as of June 29, 2024 and December 30, 2023 were as follows:

(millions)	June 29, 2024	December 30, 2023
Foreign currency exchange contracts	$3,361	$3,141
Cross-currency contracts	1,945	1,707
Interest rate contracts	1,050	2,289
Commodity contracts	308	201
Total	$6,664	$7,338
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 29, 2024 and December 30, 2023, measured on a recurring basis.
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
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any Level 3 financial assets or liabilities as of June 29, 2024 or December 30, 2023.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 29, 2024 and December 30, 2023:
Derivatives designated as hedging instruments

	June 29, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$16	$16	$—	$12	$12
Other assets	—	31	31	—	4	4
Interest rate contracts:
Other current assets	—	—	—	—	—	—
Other assets	—	—	—	—	—	—
Total assets	$—	$47	$47	$—	$16	$16
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(5)	$(5)	$—	$(17)	$(17)
Other liabilities	—	(3)	(3)	—	(15)	(15)
Interest rate contracts(a):
Other current liabilities	—	—	—	—	(44)	(44)
Other liabilities	—	(48)	(48)	—	(45)	(45)
Total liabilities	$—	$(56)	$(56)	$—	$(121)	$(121)
(a) The fair value of the related hedged portion of the Company's long-term debt, a Level 2 liability, was $0.4 billion as of June 29, 2024 and $1.1 billion as of December 30, 2023, respectively.

Derivatives not designated as hedging instruments

	June 29, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$44	$44	$—	$51	$51
Other assets	—	6	6	—	4	4
Interest rate contracts:
Other current assets	—	9	9	—	9	9
Other assets	—	3	3	—	4	4
Commodity contracts:
Other current assets	6	—	6	2	—	2
Total assets	$6	$62	$68	$2	$68	$70
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(34)	$(34)	$—	$(54)	$(54)
Other liabilities	—	(3)	(3)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(11)	(11)	—	(11)	(11)
Other liabilities	—	(4)	(4)	—	(6)	(6)
Commodity contracts:
Other current liabilities	(4)	—	(4)	(2)	—	(2)
Total liabilities	$(4)	$(52)	$(56)	$(2)	$(77)	$(79)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $1.0 billion and $1.7 billion as of June 29, 2024 and December 30, 2023, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of June 29, 2024 and December 30, 2023.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		June 29, 2024	December 30, 2023	June 29, 2024	December 30, 2023
Interest rate contracts	Current maturities of long-term debt	$645	$655	$3	$(8)
Interest rate contracts	Long-term debt	$997	$1,666	$(50)	$(43)
(a) The fair value adjustment related to current maturities of long-term debt includes $3 million and $2 million from discontinued hedging relationships as of June 29, 2024 and December 30, 2023, respectively. The fair value adjustment related to long-term debt includes $(2) million and $3 million from discontinued hedging relationships as of June 29, 2024 and December 30, 2023, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of June 29, 2024 and December 30, 2023 would be adjusted as detailed in the following table:

As of June 29, 2024:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$115	$(87)	$36	$64
Total liability derivatives	$(112)	$87	$25	$—

As of December 30, 2023:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$86	$(84)	$—	$2
Total liability derivatives	$(200)	$84	$68	$(48)

During the quarter and year-to-date periods ended June 29, 2024, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $11 million. During the year-to-date period ended July 1, 2023, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $71 million, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related U.S. dollar fixed rate debt.
During the quarter and year-to-date periods ended June 29, 2024 , the Company settled certain interest rate contracts resulting in a net realized loss of approximately €5 million. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related Euro fixed rate debt.
During the year-to-date periods June 29, 2024 and July 1, 2023, the Company settled certain cross currency swaps resulting in a net realized loss of approximately $7 million and a net realized gain of approximately $17 million, respectively. These cross currency swaps were accounted for as net investment hedges and the related net gain (loss) was recorded in accumulated other comprehensive income.
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 29, 2024 and July 1, 2023 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency denominated long-term debt	$14	$(2)	—	$—
Cross-currency contracts	14	(35)	6	14	Interest expense
Total	$28	$(37)	$6	$14

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 29, 2024	July 1, 2023
Foreign currency exchange contracts	COGS	$14	$(7)
Foreign currency exchange contracts	Other income (expense), net	2	(6)
Foreign currency exchange contracts	SG&A	2	(3)
Commodity contracts	COGS	(32)	(28)
Total		$(14)	$(44)
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended June 29, 2024 and July 1, 2023 was as follows:

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Foreign currency denominated long-term debt	$51	$(34)	$—	$—
Cross-currency contracts	48	(60)	14	28	Interest expense
Total	$99	$(94)	$14	$28

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 29, 2024	July 1, 2023
Foreign currency exchange contracts	COGS	$13	$(15)
Foreign currency exchange contracts	Other income (expense), net	6	(10)
Foreign currency exchange contracts	SGA	11	(5)
Commodity contracts	COGS	(49)	(63)
Total		$(19)	$(93)
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$83	$73
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(4)	8
Derivatives designated as hedging instruments	6	(7)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(1)	(2)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended June 29, 2024 and July 1, 2023:

	June 29, 2024	July 1, 2023
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$166	$143
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(3)	(4)
Derivatives designated as hedging instruments	7	6

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(3)	(5)
During the next 12 months, the Company expects $1 million of net deferred gains reported in AOCI at June 29, 2024 to be reclassified to income, assuming market rates remain constant through contract maturities.
Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position when the value exceeds certain thresholds with each counterparty. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. The collateral posting requirements as of June 29, 2024, triggered by threshold contingent features was not material.
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
During the year-to-date period ended June 29, 2024, long-lived assets of $62 million related to a frozen foods manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of less than $41 million resulting in an impairment charge of $21 million recorded in COGS.
During the the year-to-date period ended June 29, 2024, long-lived assets of $99 million related to a cereal manufacturing facility in the Company's Europe reportable segment, were written down to an estimated fair value of $60 million resulting in an impairment charge of $39 million recorded in COGS.
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
Marketable securities
During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan. During the quarter ended March 30, 2024, the Company invested the $175 million in a short term investment fund that primarily holds short term debt instruments. These marketable securities are measured at Level 1 quoted market prices. As of June 29, 2024, the Company sold approximately $13 million of these marketable securities and the related proceeds were used to pay for certain benefits of active union employees. The fair value of the marketable securities was approximately $164 million as of June 29, 2024. Classification of marketable securities as current or noncurrent is dependent upon our intended holding period.
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are Level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of June 29, 2024 and December 30, 2023. Additionally, these investments were recorded within Other noncurrent assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are Level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $4.8 billion and $5.0 billion, respectively, as of June 29, 2024. The fair value and carrying value of the Company's long-term debt was $5.0 billion and $5.1 billion, respectively, as of December 30, 2023.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company, net of collateral already received from those counterparties. As of June 29, 2024, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of June 29, 2024, the Company posted $49 million related to reciprocal collateralization agreements. As of June 29, 2024, the Company posted $11 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.

NOTE 12 REPORTABLE SEGMENTS
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
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales
North America	$1,658	$1,645	$3,346	$3,331
Europe	639	668	1,238	1,272
Latin America	333	326	647	609
AMEA	564	712	1,164	1,482
Total Reportable Segments	3,194	3,351	6,395	6,694
Corporate	(2)	—	(3)	(1)
Consolidated	$3,192	$3,351	$6,392	$6,693
Operating profit
North America	$339	$280	$674	$549
Europe	111	104	139	196
Latin America	46	36	73	58
AMEA	60	67	135	141
Total Reportable Segments	556	487	1,021	944
Corporate	(63)	(70)	(135)	(181)
Consolidated	$493	$417	$886	$763
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Snacks	$2,069	$2,052	$4,084	$4,074
Cereal	689	707	1,376	1,386
Frozen	262	265	552	557
Noodles and other	172	327	380	676
Consolidated	$3,192	$3,351	$6,392	$6,693

NOTE 13 SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Balance Sheet
(millions)	June 29, 2024 (unaudited)	December 30, 2023
Trade receivables	$1,381	$1,246
Allowance for credit losses	(16)	(16)
Refundable income taxes	66	74
Other receivables	223	264
Accounts receivable, net	$1,654	$1,568
Raw materials and supplies	$310	$303
Finished goods and materials in process	875	940
Inventories	$1,185	$1,243
Intangible assets not subject to amortization	$1,677	$1,750
Intangible assets subject to amortization, net	127	180
Other intangibles, net	$1,804	$1,930

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
Separation transaction
On October 2, 2023, the Company completed the spin-off of its North American cereal business resulting in two independent public companies, Kellanova and WK Kellogg Co.
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
Nigerian Naira
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of the decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of June 29, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 5% of our consolidated net sales for the quarter ended June 29, 2024 but could become a smaller percentage of our overall sales if exchange rates decline further from current levels over the remainder of 2024.
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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market gain of $10 million and $22 million for the quarter and year-to-date period ended June 29, 2024, respectively. Included within the aforementioned was a pre-tax mark-to-market gain for a postretirement plan remeasurement of $13 million for the year-to-date period ended June 29, 2024. Additionally, we recorded a pre-tax mark-to-market loss of $19 million and $74 million for the quarter and year-to-date period ended July 1, 2023, respectively.
Separation costs
The Company successfully completed the separation transaction on October 2, 2023. We incurred pre-tax charges related to the separation of $6 million and $19 million for the quarter and year-to-date period ended June 29, 2024, respectively. We recorded $7 million and $8 million for the quarter and year-to-date period ended July 1, 2023, respectively.
Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment, of $9 million and $109 million for the quarter and year-to-date period ended June 29, 2024, respectively.
Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we recorded pre-tax charges, primarily related to reorganizations, of $4 million for the quarter and year-to-date period ended June 29, 2024. Additionally, we recorded pre-tax charges of $1 million for the year-to-date period ended July 1, 2023.

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

Financial results
For the quarter ended June 29, 2024, our reported net sales were down 5% versus the prior year as unfavorable foreign currency and last year's Russia divestiture more than offset increased price/mix. Organic net sales increased 4% from the prior year excluding foreign currency and divestitures.
Second quarter reported operating profit increased 18% year on year, on a favorable swing in net mark-to-market, continued improvement in gross profit margin, and reimbursement for transition services provided to WK Kellogg Co, partially offset by network optimization costs. Currency-neutral adjusted operating profit increased 16%, after excluding the impact of mark-to-market, network optimization costs, separation costs, and foreign currency translation.
Reported diluted EPS of $1.00 for the quarter increased 17.6% compared to the prior year quarter of $0.85 due primarily to higher operating profit and increased other income, partially offset by higher interest expense. Currency-neutral adjusted diluted EPS of $1.03 for the quarter increased 14.4% from the prior year quarter after excluding mark-to-market, network optimization costs, separation costs, and foreign currency translation.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Reported net income	$344	$357	$611	$655
Mark-to-market (pre-tax)	10	(19)	22	(74)
Separation costs (pre-tax)	(6)	(7)	(19)	(8)
Network optimization (pre-tax)	(9)	—	(109)	—
Business and portfolio realignment (pre-tax)	(4)	—	(4)	(1)
Income tax impact applicable to adjustments, net*	4	8	25	26
Adjusted net income	$349	$375	$696	$712
Foreign currency impact	(5)	—	(16)	—
Currency-neutral adjusted net income	$354	$375	$712	$712
Reported diluted EPS from continuing operations	$1.00	$0.85	$1.78	$1.52
Mark-to-market (pre-tax)	0.03	(0.05)	0.06	(0.21)
Separation costs (pre-tax)	(0.02)	(0.02)	(0.05)	(0.02)
Network optimization (pre-tax)	(0.03)	—	(0.32)	—
Business and portfolio realignment (pre-tax)	—	—	—	—
Income tax impact applicable to adjustments, net*	0.01	0.02	0.07	0.07
Adjusted diluted EPS from continuing operations	$1.01	$0.90	$2.02	$1.68
Foreign currency impact	(0.02)	—	(0.05)	—
Currency-neutral adjusted diluted EPS from continuing operations	$1.03	$0.90	$2.07	$1.68
Currency-neutral adjusted diluted EPS growth	14.4%		23.2%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2024 versus 2023:

Quarter ended June 29, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$1,658	$639	$333	$564	$(2)	$3,192
Foreign currency impact	(2)	(5)	(5)	(260)	—	(272)
Organic net sales	$1,660	$644	$338	$824	$(2)	$3,464

Quarter ended July 1, 2023
(millions)
Reported net sales	$1,645	$668	$326	$712	$—	$3,351
Divestiture	—	21	—	—	—	21
Organic net sales	$1,645	$647	$326	$712	$—	$3,330

% change - 2024 vs. 2023:
Reported growth	0.8%	(4.5)%	2.3%	(20.8)%	n/m	(4.7)%
Foreign currency impact	(0.1)%	(0.8)%	(1.5)%	(36.6)%	n/m	(8.1)%
Currency-neutral growth	0.9%	(3.7)%	3.8%	15.8%	n/m	3.4%
Divestiture	—%	(3.1)%	—%	—%	n/m	(0.6)%
Organic growth	0.9%	(0.6)%	3.8%	15.8%	n/m	4.0%
Volume (tonnage)	2.0%	(6.4)%	3.3%	(11.7)%	n/m	(4.0)%
Pricing/mix	(1.1)%	5.8%	0.5%	27.5%	n/m	8.0%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended June 29, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$339	$111	$46	$60	$(63)	$493
Mark-to-market	—	—	4	—	6	10
Separation costs	(5)	—	—	—	(1)	(6)
Network optimization	(10)	1	—	—	—	(9)
Business and portfolio realignment	(4)	—	—	—	—	(4)
Adjusted operating profit	$358	$110	$42	$60	$(68)	$502
Foreign currency impact	—	(1)	—	(13)	—	(14)
Currency-neutral adjusted operating profit	$358	$111	$42	$73	$(68)	$516

Quarter ended July 1, 2023
(millions)
Reported operating profit	$280	$104	$36	$67	$(70)	$417
Mark-to-market	—	—	(3)	—	(16)	(19)
Separation costs	(7)	—	—	—	—	(7)
Adjusted operating profit	$286	$104	$40	$67	$(54)	$443

% change - 2024 vs. 2023:
Reported growth	21.2%	6.4%	25.3%	(11.1)%	10.4%	18.0%
Mark-to-market	—%	—%	18.3%	—%	38.2%	7.4%
Separation costs	1.0%	—%	1.2%	—%	(2.5)%	0.3%
Network optimization	(3.4)%	0.9%	—%	—%	—%	(1.9)%
Business and portfolio realignment	(1.4)%	(0.3)%	(0.1)%	—%	(0.4)%	(1.1)%
Adjusted growth	25.0%	5.8%	5.9%	(11.1)%	(24.9)%	13.3%
Foreign currency impact	—%	(0.7)%	1.2%	(20.1)%	0.3%	(3.1)%
Currency-neutral adjusted growth	25.0%	6.5%	4.7%	9.0%	(25.2)%	16.4%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Net sales for the second quarter increased 1% from the prior year, both on a reported and organic basis, due to volume growth of 2%.
North America operating profit increased 21.2% reflecting improving gross profit margin and reimbursement for transition services provided to WK Kellogg Co, partially offset by increased brand building investment and higher up-front charges related to the separation and a network optimization project. Currency-neutral adjusted operating profit increased 25%, after excluding the impact of network optimization costs, separation costs, and business and portfolio realignment.

Net sales % change - second quarter 2024 vs. 2023:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	1.1%	(0.1)%	1.2%	—%	1.2%
Frozen	(0.7)%	(0.1)%	(0.6)%	—%	(0.6)%
North America snacks net sales grew 1.1% for the quarter with growth in both volume and price/mix.
North America frozen net sales were down slightly lapping a strong comparable quarter.
Europe
Reported net sales decreased 4.5% in the second quarter, reflecting volume pressured by elasticity across categories and last year's divestiture of operations in Russia, partially offset by the positive impact of revenue growth management actions over the past year to cover cost inflation. Organic net sales decreased 1% after excluding the impact of the divestiture and foreign currency.
Reported operating profit increased 6% year on year, reflecting improving gross margin partially offset by a substantial increase in brand building investment. Currency-neutral adjusted operating profit increased 7% after excluding the impact of network optimization costs and foreign currency.

Net sales % change - second quarter 2024 vs. 2023:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(3.0)%	(1.0)%	(2.0)%	(3.0)%	1.0%
Cereal	(6.6)%	(0.6)%	(6.0)%	(3.3)%	(2.7)%
Snacks net sales were lower due to unfavorable foreign currency and the divestiture. Organic net sales grew despite lapping last year's double-digit growth.
Cereal net sales declined due to unfavorable foreign currency, the divestiture, and category elasticities.
Latin America
Reported net sales increased 2% year on year, driven by growth in both volume and price/mix. Organic net sales increased 4%, after excluding the impact of foreign currency.

Reported operating profit increased 25% due to a positive swing in mark-to-market, higher net sales, improving gross profit margin, and favorable foreign currency translation. Currency-neutral adjusted operating profit increased 5% after excluding the impact of mark-to-market, and foreign currency.

Net sales % change - second quarter 2024 vs. 2023:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.5%	(3.6)%	4.1%	—%	4.1%
Cereal	3.6%	(0.2)%	3.8%	—%	3.8%
Snacks net sales increased despite favorable foreign currency with growth in both volume and price/mix.
Cereal net sales increased on sustained volume growth and share gains in Mexico and Brazil, despite elasticities.
AMEA
Reported net sales decreased 21% year on year, due to significantly adverse foreign currency, principally related to the Nigerian Naira, which more than offset the impact of higher price/mix. Organic net sales increased 16% on positive price/mix after excluding the impact of foreign currency.
Reported operating profit decreased 11% year on year, due to significantly adverse foreign currency translation and increased brand building investment, which more than offset the impact of improving gross profit margin. Currency-neutral adjusted operating profit increased 9%, after excluding the impact of foreign currency.

Net sales % change - second quarter 2024 vs. 2023:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	5.0%	(7.5)%	12.5%	—%	12.5%
Cereal	(3.3)%	(6.8)%	3.5%	—%	3.5%
Noodles and other	(45.5)%	(71.0)%	25.5%	—%	25.5%
Snacks net sales increased as unfavorable foreign currency was more than offset by broad-based growth across the region led by Pringles.
Cereal net sales decreased due primarily to unfavorable foreign currency and category elasticities.
Noodles and other net sales decreased due to unfavorable foreign currency which more than offset by organic growth led by price realization intended to cover currency devaluation in Nigeria.
Corporate
Reported operating profit increased $7 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $14 million from the prior year after excluding mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended June 29, 2024 versus July 1, 2023:

Year-to-date period ended June 29, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$3,346	$1,238	$647	$1,164	$(3)	$6,392
Foreign currency impact	(2)	2	12	(579)	—	(567)
Organic net sales	$3,348	$1,236	$635	$1,743	$(3)	$6,959

Year-to-date period ended July 1, 2023
(millions)
Reported net sales	$3,331	$1,272	$609	$1,482	$(1)	$6,693
Divestiture	—	48	—	—	—	48
Organic net sales	$3,331	$1,224	$609	$1,482	$(1)	$6,645

% change - 2024 vs. 2023:
Reported growth	0.5%	(2.7)%	6.3%	(21.5)%	n/m	(4.5)%
Foreign currency impact	—%	0.2%	1.9%	(39.1)%	n/m	(8.5)%
Currency-neutral growth	0.5%	(2.9)%	4.4%	17.6%	n/m	4.0%
Divestitures	—%	(3.8)%	—%	—%	n/m	(0.7)%
Organic growth	0.5%	0.9%	4.4%	17.6%	n/m	4.7%
Volume (tonnage)	(1.5)%	(6.7)%	1.2%	(5.8)%	n/m	(3.6)%
Pricing/mix	2.0%	7.6%	3.2%	23.4%	n/m	8.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended June 29, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$674	$139	$73	$135	$(135)	$886
Mark-to-market	—	—	5	—	4	9
Separation costs	(15)	—	—	—	(4)	(19)
Network optimization	(40)	(69)	—	—	—	(109)
Business and portfolio realignment	(4)	—	—	—	—	(4)
Adjusted operating profit	$733	$208	$68	$135	$(135)	$1,009
Foreign currency impact	(1)	1	3	(33)	—	(30)
Currency-neutral adjusted operating profit	$734	$207	$65	$168	$(135)	$1,039

Year-to-date period ended July 1, 2023
(millions)
Reported operating profit	$549	$196	$58	$141	$(181)	$763
Mark-to-market	—	—	(5)	—	(69)	(74)
Separation costs	(8)	—	—	—	—	(8)
Business and portfolio realignment	—	—	—	—	(1)	(1)
Adjusted operating profit	$557	$196	$63	$141	$(111)	$846

% change - 2024 vs. 2023:
Reported growth	22.9%	(29.2)%	23.7%	(4.5)%	25.4%	15.9%
Mark-to-market	—%	—%	18.3%	—%	48.9%	11.2%
Separation costs	(1.1)%	—%	1.0%	—%	(3.3)%	(1.2)%
Network optimization	(7.2)%	(35.2)%	—%	—%	—%	(12.9)%
Business and portfolio realignment	(0.6)%	(0.1)%	(0.1)%	—%	0.3%	(0.4)%
Adjusted growth	31.8%	6.1%	4.5%	(4.5)%	(20.5)%	19.2%
Foreign currency impact	—%	0.6%	4.0%	(24.0)%	0.7%	(3.5)%
Currency-neutral adjusted growth	31.8%	5.5%	0.5%	19.5%	(21.2)%	22.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period increased 1% versus the prior year as volume pressures were more than offset by the positive impact of prior year revenue growth management actions necessary to cover cost inflation. Organic net sales increased 1% after excluding the impact of foreign currency.
North America operating profit increased 23%, reflecting improving gross profit margin and reimbursement for transition services provided to WK Kellogg Co, partially offset by increased brand building investment and higher one-time charges related to the separation and a network optimization project. Currency-neutral adjusted operating profit increased 32%, after excluding the impact of network optimization costs, separation costs, and business and portfolio realignment.

Net sales % change - second quarter year-to-date 2024 vs. 2023:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.7%	—%	0.7%	—%	0.7%
Frozen	(0.7)%	—%	(0.7)%	—%	(0.7)%
North America snacks net sales grew less than 1% for the period with growth in price/mix.
North America frozen net sales were down slightly lapping a strong comparable period.
Europe
Reported net sales decreased 3%, reflecting volume pressured by elasticity across categories and last year's divestiture of operations in Russia, partially offset by the positive impact of revenue growth actions over the past year to cover cost inflation. Organic net sales increased 1% after excluding the impact of foreign currency and the divestiture.
Reported operating profit decreased 29% year on year, reflecting up-front charges related to a network optimization project, last year's divestiture of operations in Russia, and a substantial increase in brand building investment. Currency-neutral adjusted operating profit increased 6% after excluding the impact of network optimization and foreign currency translation.

Net sales % change - second quarter year-to-date 2024 vs. 2023:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(1.7)%	—%	(1.7)%	(4.0)%	2.3%
Cereal	(4.0)%	0.4%	(4.4)%	(3.6)%	(0.8)%
Snacks net sales were lower due to the divestiture. Organic net sales grew despite lapping last year's growth.
Cereal net sales declined due to the divestiture and category elasticities.
Latin America
Reported net sales increased 6%, reflecting growth in both volume and price/mix, as well as favorable foreign currency translation. Organic net sales increased 4%, after excluding the impact of foreign currency.
Reported operating profit increased 24%, reflecting a positive swing in mark-to-market, higher net sales, and improving gross profit margin. Currency-neutral adjusted operating profit increased 1% after excluding the impact of mark-to-market and foreign currency.

Net sales % change - second quarter year-to-date 2024 vs. 2023:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	1.6%	0.2%	1.4%	—%	1.4%
Cereal	9.4%	2.9%	6.5%	—%	6.5%
Snacks net sales increased with growth in price/mix.
Cereal net sales increased on sustained volume growth and share gains in Mexico and Brazil.
AMEA
Reported net sales decreased 22% year on year, due to significantly adverse foreign currency translation, principally related to the Nigerian Naira, which more than offset the impact of higher price/mix. Organic net sales increased 18%.
Reported operating profit decreased 5% year on year, due to significantly adverse foreign currency translation and higher brand building investment, which more than offset an improving gross profit margin. Currency-neutral adjusted operating profit increased 20%, after excluding the impact of foreign currency.

Net sales % change - second quarter year-to-date 2024 vs. 2023:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.2%	(6.9)%	7.1%	—%	7.1%
Cereal	(6.3)%	(7.6)%	1.3%	—%	1.3%
Noodles and other	(42.9)%	(76.9)%	34.0%	—%	34.0%
Snacks net sales increased as unfavorable foreign currency was more than offset by organic growth across the region led by Pringles.
Cereal net sales decreased due primarily to unfavorable foreign currency and category elasticities.
Noodles and other net sales decreased due to unfavorable foreign currency, which more than offset organic growth led by price realization intended to cover currency devaluation in Nigeria.
Corporate
Reported operating profit increased $46 million versus the comparable prior year period due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $24 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended June 29, 2024 and July 1, 2023 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	June 29, 2024		July 1, 2023		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,161	36.4%	$1,094	32.7%	3.7
Mark-to-market	7	0.2%	(16)	(0.4)%	0.6
Separation costs	(1)	—%	—	—%	—
Network optimization	(9)	(0.3)%	—	—%	(0.3)
Adjusted	1,164	36.5%	1,110	33.1%	3.4
Foreign currency impact	(48)	1.5%	—	—%	1.5
Currency-neutral adjusted	$1,212	35.0%	$1,110	33.1%	1.9
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the quarter increased 370 basis points versus the prior year due primarily to favorable mark-to-market, reimbursement for transition services provided to WK Kellogg Co, last year's revenue growth management actions, improved supply environment, a resumed higher level of productivity, and the impact of select currency devaluations. Currency-neutral adjusted gross margin increased 190 basis points compared to the second quarter of 2023 after eliminating the impact of mark-to-market, network optimization costs, separation costs, and foreign currency.
Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended June 29, 2024 and July 1, 2023 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	June 29, 2024		July 1, 2023		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$2,192	34.3%	$2,078	31.0%	3.3
Mark-to-market	(3)	—%	(69)	(1.1)%	1.1
Separation costs	(3)	(0.1)%	—	—%	(0.1)
Network optimization	(109)	(1.7)%	—	—%	(1.7)
Adjusted	2,307	36.1%	2,147	32.1%	4.0
Foreign currency impact	(93)	1.6%	—	—%	1.6
Currency-neutral adjusted	$2,400	34.5%	$2,147	32.1%	2.4
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the year-to-date period increased 330 basis points versus the prior year due primarily to favorable mark-to-market, reimbursement for transition services provided to WK Kellogg Co, last year's revenue growth management actions, improved supply environment, a resumed higher level of productivity, and impact from select currency devaluations, partially offset by network optimization costs. Currency-neutral adjusted gross margin increased 240 basis points compared to prior year after eliminating the impact of mark-to-market, network optimization, separation costs and foreign currency.

Restructuring Programs
We view our restructuring programs as part of our operating principles to provide greater visibility in achieving our long-term profit growth and margin targets. Initiatives undertaken are generally expected to recover cash implementation costs within a 1 to 5-year period subsequent to completion. Completion (or as each major stage is completed in the case of multi-year programs) is when the project begins to deliver cash savings and/or reduced depreciation.
In the first quarter, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025. The overall project is expected to result in cumulative pretax charges of approximately $50 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $30 million. Charges incurred related to this restructuring program were $9 million and $40 million during the quarter and year-to-date period ended June 29, 2024, respectively. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

In the first quarter, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were immaterial during the quarter ended June 29, 2024 and were $69 million during the year-to-date period ended June 29, 2024. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

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
Interest expense
For the quarters ended June 29, 2024 and July 1, 2023, interest expense was $83 million and $73 million, respectively. The increase from the prior year is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year.

Income Taxes
Our reported effective tax rate for the quarters ended June 29, 2024 and July 1, 2023 was 22% and 21%, respectively.
Our adjusted effective tax rate for the quarters ended June 29, 2024 and July 1, 2023 was 22%.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Reported income taxes	$97	$77	$179	$138
Mark-to-market	3	(5)	6	(19)
Separation costs	(1)	(7)	(4)	(10)
Network Optimization	(5)	—	(26)	—
Business and portfolio realignment	(1)	4	(1)	3
Adjusted income taxes	$101	$85	$204	$164
Reported effective income tax rate	21.9%	20.7%	22.5%	20.8%
Mark-to-market	0.1%	(0.2)%	0.1%	(0.4)%
Separation costs	—%	(1.4)%	0.1%	(1.2)%
Network optimization	(0.6)%	—%	(0.2)%	—
Business and portfolio realignment	—%	1.0%	—%	0.5%
Adjusted effective income tax rate	22.4%	21.3%	22.5%	21.9%
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

These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.3 billion and $1.7 billion as of June 29, 2024 and December 30, 2023, respectively.
The following table reflects net debt amounts:

(millions, unaudited)	June 29, 2024	December 30, 2023
Notes payable	$206	$121
Current maturities of long-term debt	650	663
Long-term debt	5,007	5,089
Total debt liabilities	$5,863	$5,873
Less:
Cash and cash equivalents	(272)	(274)
Net debt	$5,591	$5,599
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 29, 2024	July 1, 2023
Net cash provided by (used in):
Operating activities	740	$644
Investing activities	(454)	(344)
Financing activities	(290)	(299)
Effect of exchange rates on cash and cash equivalents	2	8
Net increase (decrease) in cash and cash equivalents	$(2)	$9
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the year-to-date period ended June 29, 2024, totaled $740 million compared to $644 million in the prior year period. The increase is due primarily to the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024. During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a portion of the plan surplus.
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

	Quarter ended
(millions)	June 29, 2024	July 1, 2023
Net cash provided by operating activities	$740	$644
Additions to properties	(297)	(339)
Free cash flow	$443	$305

Our non-GAAP measure for free cash flow increased to $443 million in the year-to-date period ended June 29, 2024, from $305 million in the prior year due primarily to the distribution from the Company's postretirement benefit plan of $175 million partially offset by lower capital expenditures.
Investing activities
Our net cash used in investing activities totaled $454 million for the year-to-date period ended June 29, 2024 compared to $344 million in the comparable prior year period due primarily to the purchase of marketable securities of $175 million in conjunction with the distribution from the postretirement healthcare plan partially offset by lower capital expenditures.
Financing activities
Our net cash used in financing activities for the year-to-date ended June 29, 2024 totaled $290 million compared to cash used of $299 million during the comparable prior year quarter. During the first half of 2024, the Company received net proceeds of $85 million from notes payable.
During the second quarter of 2024, Kellanova issued $300 million of thirty-year 5.75% Notes due 2054, resulting in net proceeds after discount and underwriting commissions of $296 million. Additionally, during the second quarter of 2024, Kellanova issued €300 million of ten-year 3.75% Notes due 2034, resulting in net proceeds after discount and underwriting commissions of €297 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of a portion of the €600 million 1.00% Notes when they matured on May 17, 2024.
During the first quarter of 2023, the Company issued $400 million of ten-year 5.25% Notes due 2033, resulting in net proceeds after discount and underwriting commissions of $396 million. The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, repayment of the $210 million 2.75% Notes when they matured on March 1, 2023.
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. As of June 29, 2024, $1.3 billion remains available under the authorization.
The Company did not repurchase shares during the year-to-date period ended June 29, 2024. The Company repurchased approximately 1 million shares for $60 million during the year-to-date period ended July 1, 2023.
We paid cash dividends of $383 million during the year-to-date period ended June 29, 2024, compared to $404 million during the comparable prior year period. In July 2024, the Board of Directors declared a dividend of $.57 per common share, payable on September 13, 2024 to shareholders of record at the close of business on September 3, 2024.
We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of June 29, 2024, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.
Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of June 29, 2024.
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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $765 million and $697 million remained outstanding under this arrangement as of June 29, 2024 and December 30, 2023, respectively.
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
Refer to disclosures contained within Item 7A of our 2023 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 29, 2024.
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

During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian naira leading to a significant decline in the exchange rate of the naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of June 29, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 5% of our consolidated net sales quarter ended June 29, 2024, but could become a smaller percentage of our overall sales if exchange rates decline further from current levels over the remainder of 2024.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
During the quarter ended June 29, 2024, we settled certain U.S. Dollar forward starting interest rate swaps with notional amounts totaling approximately $300 million, resulting in a realized gain of approximately $11 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate U.S. Dollar debt.
During the quarter ended June 29, 2024, we settled certain euro forward starting interest rate swaps with notional amounts totaling approximately €250 million, resulting in a realized loss of approximately €5 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate Euro debt.
During the quarter ended June 29, 2024, interest rate swaps with notional amounts totaling €600 million that were previously designated as fair value hedges for certain Euro debt matured.
We have interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $51 million as of June 29, 2024. We had interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $93 million as of December 30, 2023.
During year-to-date ended June 29, 2024, we settled cross currency swaps with notional amounts totaling approximately €700 million, resulting in a net realized loss of approximately $7 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the year-to-date ended June 29, 2024, we also entered into cross currency swaps with notional amounts totaling approximately €1.1 billion, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.9 billion outstanding as of June 29, 2024 representing a net settlement receivable of $39 million. The total notional amount of cross currency swaps outstanding as of December 30, 2023 was $1.7 billion representing a net settlement obligation of $16 million.
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
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies as well as other global events, have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year-to-date period ended June 29, 2024, we have experienced moderating supply chain cost inflation, including procurement and manufacturing costs, and last year’s supply chain challenges have eased. For input costs specifically, we expect only slight inflation for the full year, which we intend to offset with productivity initiatives and, in certain markets with greater inflation, such as Nigeria, revenue growth management actions. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. We continue to expect input cost inflation to be flat during 2024.

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
As of June 29, 2024, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes during the quarter ended June 29, 2024, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended June 29, 2024.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
3/31/2024 - 4/27/2024	—	$—	—	$1,330
Month #2:
4/28/2024 - 5/25/2024	—	$—	—	$1,330
Month #3:
5/26/2024 - 6/29/2024	—	$—	—	$1,330
Total	—		—
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

10.1	Amendment to Supply Agreement dated as of September 29, 2023, between Kellanova and WK Kellogg Co
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: August 1, 2024

Kellanova
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
10.1	Amendment to Supply Agreement dated as of September 29, 2023, between Kellanova and WK Kellogg Co	E
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

* A management contract or compensatory plan required to be filed with this Report.