Form 10-Q
period 2024-09-28
KELLANOVA
filed 2024-10-31
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
Yes  ☐    No  ☒
Common Stock outstanding as of September 28, 2024 — 344,697,894 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	September 28, 2024	December 30, 2023
Current assets
Cash and cash equivalents	$569	$274
Accounts receivable, net	1,699	1,568
Inventories	1,219	1,243
Other current assets	368	245
Total current assets	3,855	3,330
Property, net	3,218	3,212
Operating lease right-of-use assets	631	661
Goodwill	5,045	5,160
Other intangibles, net	1,799	1,930
Investments in unconsolidated entities	101	184
Other assets	1,114	1,144
Total assets	$15,763	$15,621
Current liabilities
Current maturities of long-term debt	$678	$663
Notes payable	124	121
Accounts payable	2,368	2,314
Current operating lease liabilities	126	121
Accrued advertising and promotion	670	766
Accrued salaries and wages	267	278
Other current liabilities	742	797
Total current liabilities	4,975	5,060
Long-term debt	5,051	5,089
Operating lease liabilities	502	532
Deferred income taxes	437	497
Pension liability	554	613
Other liabilities	486	461
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,105	1,101
Retained earnings	9,195	8,804
Treasury stock, at cost	(4,557)	(4,794)
Accumulated other comprehensive income (loss)	(2,198)	(2,041)
Total Kellanova equity	3,650	3,175
Noncontrolling interests	108	194
Total equity	3,758	3,369
Total liabilities and equity	$15,763	$15,621
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$3,233	$3,255	$9,625	$9,948
Cost of goods sold	2,057	2,145	6,257	6,760
Selling, general and administrative expense	720	696	2,026	2,011
Operating profit	456	414	1,342	1,177
Interest expense	75	75	241	218
Other income (expense), net	21	(62)	97	(17)
Income from continuing operations before income taxes	402	277	1,198	942
Income taxes	34	78	213	216
Earnings (loss) from unconsolidated entities	2	(1)	3	4
Net income from continuing operations	370	198	988	730
Net income (loss) attributable to noncontrolling interests	3	1	10	10
Income (loss) from discontinued operations, net of taxes	—	72	—	204
Net income attributable to Kellanova	$367	$269	$978	$924
Per share amounts:
Earnings per common share - basic
Earnings (loss) from continuing operations	$1.07	$0.58	$2.86	$2.11
Earnings (loss) from discontinued operations	$—	$0.21	$—	$0.59
Net earnings (loss) per common share - basic	$1.07	$0.79	$2.86	$2.70
Earnings per common share - diluted
Earnings (loss) from continuing operations	$1.05	$0.57	$2.83	$2.09
Earnings (loss) from discontinued operations	$—	$0.21	$—	$0.59
Net earnings (loss) per common share - diluted	$1.05	$0.78	$2.83	$2.68
Average shares outstanding:
Basic	343	342	342	342
Diluted	347	345	345	345
Actual shares outstanding at period end			345	343
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended			Year-to-date period ended
	September 28, 2024			September 28, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$370			$988
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$94	$—	94	$(256)	$—	(256)
Net investment hedges:
Net investment hedges gain (loss)	(133)	34	(99)	(34)	9	(25)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	—	—	—	39	(10)	29
Reclassification to net income	—	—	—	3	(1)	2
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	1	—	1	2	—	2
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(2)	—	(2)
Other comprehensive income (loss)	$(39)	$34	$(5)	$(248)	$(2)	$(250)
Comprehensive income			$365			$738
Net Income attributable to noncontrolling interests			3			10
Other comprehensive income (loss) attributable to noncontrolling interests			(15)			(93)
Comprehensive income attributable to Kellanova			$377			$821

	Quarter ended			Year-to-date period ended
	September 30, 2023			September 30, 2023
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$270			$934
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(134)	$1	(133)	$(475)	$3	(472)
Net investment hedges:
Net investment hedges gain (loss)	111	(26)	85	17	(4)	13
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	40	(10)	30	37	(9)	28
Reclassification to net income	2	(1)	1	7	(2)	5
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(2)	—	(2)
Available-for-sale securities:
Unrealized gain (loss)	(1)	—	(1)	—	—	—
Reclassification to net income	1	—	1	1	—	1
Other comprehensive income (loss)	$18	$(36)	$(18)	$(415)	$(12)	$(427)
Comprehensive income			$252			$507
Net Income attributable to noncontrolling interests			1			10
Other comprehensive income (loss) attributable to noncontrolling interests			(7)			(181)
Comprehensive income attributable to Kellanova			$258			$678
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended September 28, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, June 29, 2024	421	$105	$1,082	$9,027	79	$(4,699)	$(2,208)	$3,307	$120	$3,427
Net income				367				367	3	370
Dividends declared ($0.57 per share)				(197)				(197)		(197)
Other comprehensive income (loss)							10	10	(15)	(5)
Stock compensation			25					25		25
Stock options exercised, issuance of other stock awards and other			(2)	(2)	(2)	142		138		138
Balance, September 28, 2024	421	$105	$1,105	$9,195	77	$(4,557)	$(2,198)	$3,650	$108	$3,758

	Year-to-date period ended September 28, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Net income				978				978	10	988
Dividends declared ($1.69 per share)				(580)				(580)		(580)
Distributions to noncontrolling interest								—	(3)	(3)
Other comprehensive income (loss)							(157)	(157)	(93)	(250)
Stock compensation			66					66		66
Stock options exercised, issuance of other stock awards and other			(62)	(7)	(4)	237		168		168
Balance, September 28, 2024	421	$105	$1,105	$9,195	77	$(4,557)	$(2,198)	$3,650	$108	$3,758

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY (Cont.)
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended September 30, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, July 1, 2023	421	$105	$1,056	$9,447	79	$(4,700)	$(1,943)	$3,965	$256	$4,221
Net income				269				269	1	270
Dividends declared ($0.60 per share)				(206)				(206)		(206)
Distributions to noncontrolling interest								—	(11)	(11)
Other comprehensive income							(11)	(11)	(7)	(18)
Stock compensation			19					19		19
Stock options exercised and other			(5)	(1)	—	8		2		2
Balance, September 30, 2023	421	$105	$1,070	$9,509	79	$(4,692)	$(1,954)	$4,038	$239	$4,277

	Year-to-date period ended September 30, 2023
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Common stock repurchases					1	(60)		(60)		(60)
Net income				924				924	10	934
Dividends declared ($1.78 per share)				(610)				(610)		(610)
Distributions to noncontrolling interest								—	(24)	(24)
Other comprehensive income							(246)	(246)	(181)	(427)
Stock compensation			62					62		62
Stock options exercised and other			(60)	(2)	(1)	89		27		27
Balance, September 30, 2023	421	$105	$1,070	$9,509	79	$(4,692)	$(1,954)	$4,038	$239	$4,277
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Year-to-date period ended
	September 28, 2024	September 30, 2023
Operating activities
Net income	$988	$934
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	273	338
Impairment of property	60	—
Postretirement benefit plan expense (benefit)	(32)	(105)
Deferred income taxes	(13)	—
Stock compensation	66	62
Loss on Russia divestiture	—	113
Other	19	9
Distribution from postretirement benefit plan	175	—
Postretirement benefit plan contributions	(55)	(13)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(191)	(229)
Inventories	(16)	69
Accounts payable	144	(32)
All other current assets and liabilities	(125)	254
Net cash provided by (used in) operating activities	1,293	1,400
Investing activities
Additions to properties	(440)	(506)
Issuance of notes receivable	—	(4)
Purchases of marketable securities	(301)	—
Sales of marketable securities	145	—
Purchases of available for sale securities	—	(15)
Sales of available for sale securities	—	15
Settlement of net investment hedges	(7)	29
Other	14	9
Net cash provided by (used in) investing activities	(589)	(472)
Financing activities
Net issuances (reductions) of notes payable	12	(115)
Issuances of long-term debt	619	896
Reductions of long-term debt	(654)	(227)
Net issuances of common stock	190	51
Common stock repurchases	—	(60)
Cash dividends	(580)	(610)
Other	(4)	(55)
Net cash provided by (used in) financing activities	(417)	(120)
Effect of exchange rate changes on cash and cash equivalents	8	(8)
Increase (decrease) in cash and cash equivalents	295	800
Cash and cash equivalents at beginning of period	274	299
Cash and cash equivalents at end of period	$569	$1,099

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$94	$107
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the quarter ended September 28, 2024 (unaudited)
NOTE 1 ACCOUNTING POLICIES
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
During the fourth quarter of 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the consolidated statements of income and, as such, have been excluded from both continuing operations and segment results for all periods presented. The consolidated statements of comprehensive income, equity and cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Kellanova unless otherwise noted. See Note 2 for additional information.
The balance sheet information at December 30, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended September 28, 2024 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Certain prior period amounts have been reclassified to conform with current period presentation.
Proposed Merger

On August 13, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acquiror 10VB8, LLC, a Delaware limited liability company (“Acquiror”), Merger Sub 10VB8, LLC, a Delaware limited liability company and a wholly owned subsidiary of Acquiror (“Merger Sub”), and, solely for the limited purposes specified in the Merger Agreement, Mars, Incorporated, a Delaware corporation (“Mars”).

The Merger Agreement provides that, subject to the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), (1) Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Acquiror, and (2) each share of public common stock, par value $0.25 per share, of the Company issued and outstanding immediately prior to Effective Time (other than shares owned by (i) the Company or its subsidiaries or Mars or its subsidiaries (including Acquiror and its subsidiaries) or (ii) shareowners who have properly exercised and perfected appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $83.50 per share in cash, without interest. Completion of the Merger is subject to customary closing conditions, including approval of the Company's shareowners and the receipt of required regulatory approvals.

The Merger Agreement contains certain termination rights, including the right of either the Company or Acquiror to terminate the Merger Agreement if the Merger is not consummated by August 13, 2025 (subject to two extensions for up to an additional six months each if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and Acquiror, and provides that, upon termination of the Merger Agreement under certain specified circumstances related to the failure to obtain regulatory approvals, Acquiror would be required to pay a termination fee of $1.25 billion to the Company, and under other specified circumstances, including if the Company terminates the Merger Agreement to enter into a superior proposal or Acquiror terminates the Merger Agreement due to a change of recommendation by the Board, the Company would be required to pay to Acquiror a termination fee of $800 million.

During the quarter ended September 28, 2024, the Company incurred $22 million of costs related to the proposed Merger.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of September 28, 2024, $876 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 30, 2023, $825 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Accounting standards to be adopted in future periods
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. It will take effect for public entities fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of any incremental disclosures required by this ASU and plan to adopt for year-end 2025.
Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which focuses on enhancing reportable segment disclosures under Segment Reporting (Topic 280). This new standard is designed to enhance the transparency of significant segment expenses on an interim and annual basis. It will take effect for public entities fiscal years beginning after December 15, 2023, and interim periods within the fiscal year beginning after December 15, 2024, with the option for earlier adoption at any time before the specified date. The Company is currently assessing the impact of any incremental disclosures required by this ASU. The Company will adopt this amendment in the fourth quarter of 2024.
NOTE 2 DISCONTINUED OPERATIONS
During the fourth quarter of 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co.
In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for all periods presented. The Consolidated Statements of Cash Flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The following table presents key components of “Income from discontinued operations, net of income taxes” for the quarter and year-to-date period ended September 30, 2023:

(millions)	Quarter-ended	Year-to-date period ended
Net sales	$684	$2,085
Cost of goods sold	451	1,387
Selling, general and administrative expense	165	444
Operating profit	$68	$254
Interest expense	8	27
Other income (expense), net	38	55
Income from discontinued operations before income taxes	$98	$282
Income taxes	26	78
Net income from discontinued operations, net of tax	$72	$204

The following table presents significant cash flow items from discontinued operations for the year-to-date period ended September 30, 2023:

(millions)
Depreciation and amortization	$52
Additions to properties	$107
Postretirement benefit plan expense (benefit)	$(53)
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
Pursuant to the TSA, both Kellanova and WK Kellogg Co agreed to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for a duration of up to 2 years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The costs and reimbursements related to services provided by Kellanova under the TSA are recorded in continuing operations within the Consolidated Statement of Income. Kellanova recorded approximately $37 million and $128 million of cost reimbursements related to the TSA for the quarter and year-to-date period ended September 28, 2024, respectively, of which $22 million and $84 million is recognized in cost of goods sold (COGS), respectively, and $15 million and $44 million in selling, general, and administrative expense (SGA), respectively, in the Consolidated Statement of Income. These reimbursements are a direct offset within the Consolidated Statement of Income to the costs incurred related to providing services under the TSA.
Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to 3 years following the spin-off. During the quarter and year-to-date period ended September 28, 2024, the Company recognized net sales to WKKC of $9 million and $35 million, respectively, and cost of sales of $7 million and $30 million, respectively.
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
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 28, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $784 million and $697 million remained outstanding under these arrangements as of September 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $10 million for both quarters ended September 28, 2024 and September 30, 2023. The recorded net loss on sale of receivables was $32 million and $29 million for the year-to-date period ended September 28, 2024 and September 30, 2023, respectively. The recorded loss is included in Other income and expense (OIE).
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $23 million and $8 million remained outstanding under these programs as of September 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025. The overall project is expected to result in cumulative pretax charges of approximately $50 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $30 million. Charges incurred related to this restructuring program were $7 million and $47 million during the quarter and year-to-date period ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.
In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $5 million and $74 million during the quarter and year-to-date period ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

The tables below provide the details for charges incurred during the quarter and year-to-date period ended September 28, 2024.

	Quarter ended	Year-to-date period ended	Program costs to date
(millions)	September 28, 2024	September 28, 2024	September 28, 2024
Employee related costs	$4	$41	$41
Asset related costs	1	9	9
Asset impairment	—	60	60
Other costs	7	11	11
Total	$12	$121	$121

	Quarter ended	Year-to-date period ended	Program costs to date
(millions)	September 28, 2024	September 28, 2024	September 28, 2024
North America	$7	$47	$47
Europe	5	74	74
Total	$12	$121	$121
All other restructuring projects were immaterial within the periods presented.
At September 28, 2024, total project reserves for the European and North American reorganizations were $34 million and $1 million, respectively. The reserves were related to severance payments and other costs of which a substantial portion will not be paid during the current year. The following table provides details for exit cost reserves related to the European and North American reorganizations described above.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2023	$—	$—	$—	$—	$—
2024 restructuring charges	41	60	9	11	121
Cash payments	(7)	—	—	(11)	(18)
Non-cash charges and other	1	(60)	(9)	—	(68)
Liability as of September 28, 2024	$35	$—	$—	$—	$35
NOTE 5 DIVESTITURES
Egypt
In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, the Company reclassified related assets and liabilities to held-for-sale and recognized an immaterial impairment charge in the AMEA reportable segment in OIE. Additionally, the Company recognized a domestic tax benefit of $41 million for the excess of tax basis over book on the Company's investment in the subsidiary. The business in Egypt represents less than 1% of consolidated Kellanova net sales.
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

NOTE 6 INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The carrying value of the investment in TAF at September 28, 2024 and December 30, 2023 was $87 million and $173 million, respectively. The investment in TAF is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. The company records the activity of TAF on a one-month lag due to the timing required to obtain the financial statements from TAF management. The reduction in value of the investment in TAF during 2024 has been primarily driven by the devaluation of the Nigerian Naira through foreign currency translation adjustments.
During the second quarter of 2023, the Company recorded an out-of-period adjustment to correct an error in the foreign currency translation of its investment in TAF. The adjustment decreased investments in unconsolidated entities and increased other comprehensive loss by $113 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the quarter and year-to-date periods ended July 1, 2023 and related prior annual and quarterly periods.
NOTE 7 EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were less than 1 million and approximately 3 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended September 28, 2024, respectively. There were approximately 6 million and 4 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended September 30, 2023. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended September 28, 2024 and September 30, 2023.
Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the quarter and year-to-date periods ended September 28, 2024, the Company did not repurchase any shares of common stock. During the year-to-date period ended September 30, 2023, the Company repurchased approximately 1 million shares of common stock for a total of $60 million.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges, which are recorded in interest expense within the statement of income, upon reclassification from Accumulated Other Comprehensive Income (AOCI), adjustments for net experience gains (losses), prior service credit (costs) related to employee benefit plans and adjustments for unrealized (gains) losses on available-for-sale securities, which are recorded in other income (expense) within the statement of income, upon reclassification from AOCI. The related tax effects of these items are recorded in income tax expense within the Consolidated Statement of Income, upon reclassification from AOCI.
Accumulated other comprehensive income (loss), net of tax, as of September 28, 2024 and December 30, 2023 consisted of the following:

(millions)	September 28, 2024	December 30, 2023
Foreign currency translation adjustments	$(2,489)	$(2,326)
Net investment hedges gain (loss)	161	186
Cash flow hedges — net deferred gain (loss)	174	143
Postretirement and postemployment benefits:
Net experience gain (loss)	(1)	1
Prior service credit (cost)	(43)	(45)
Total accumulated other comprehensive income (loss)	$(2,198)	$(2,041)

NOTE 8 NOTES PAYABLE AND LONG-TERM DEBT
The following table presents the components of Notes payable at September 28, 2024 and December 30, 2023:

	September 28, 2024	December 30, 2023
(millions)	Principal amount	Principal amount
Bank borrowings	124	121
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
Additionally, during the second quarter of 2024, Kellanova issued €300 million of ten-year 3.75% Notes due 2034, resulting in net proceeds after discount and underwriting commissions of €297 million. In connection with the debt issuance, the Company recorded gains totaling €51 million (approximately $55 million), including approximately a €5 million (approximately $5 million) loss realized in the second quarter, on forward starting swaps with a notional value of €250 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 2.2%.
The proceeds from these notes were used for general corporate purposes, including the payment of offering related fees and expenses, and repayment of a portion of the €600 million 1.0% Notes when they matured on May 17, 2024. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$4	$4	$12	$12
Interest cost	35	36	105	108
Expected return on plan assets	(42)	(45)	(124)	(134)
Amortization of unrecognized prior service cost	2	2	6	4
Recognized net loss (gain)	—	1	—	1
Total pension (income) expense	$(1)	$(2)	$(1)	$(9)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Service cost	$1	$—	$2	$1
Interest cost	4	4	11	12
Expected return on plan assets	(9)	(10)	(27)	(28)
Amortization of unrecognized prior service cost	(1)	—	(4)	(2)
Recognized net (gain) loss	—	(25)	(13)	(25)
Total postretirement benefit (income) expense	$(5)	$(31)	$(31)	$(42)
The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and the Company's investment in marketable securities is included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of September 28, 2024. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

For the year-to-date period ended September 28, 2024, the Company recognized a gain of $13 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of the transfer of assets noted above. The remeasurements recognized were due primarily to the increase in discount rates versus the prior year-end and higher than expected return on plan assets.
For the quarter and year-to-date periods ended September 30, 2023, the Company recognized a gain of $25 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of separating the other postretirement benefit plans impacted by the separation transaction. The remeasurements recognized were due primarily to a higher than expected return on plan assets.
Postemployment benefit plan expense for the quarters and year-to-date periods ended September 28, 2024 and September 30, 2023 were not material.
Exclusive of the negative contribution discussed above, Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 28, 2024	$23	$—	$23
September 30, 2023	$—	$1	$1
Year-to-date period ended:
September 28, 2024	$51	$4	$55
September 30, 2023	$—	$8	$8
Full year:
Fiscal year 2024 (projected)	$46	$18	$64
Fiscal year 2023 (actual)	$25	$10	$35
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

NOTE 10 INCOME TAXES
The consolidated effective tax rate for the quarters ended September 28, 2024 and September 30, 2023 was 9% and 28%, respectively. The consolidated effective tax rate for the year-to-date periods ended September 28, 2024 and September 30, 2023 was 18% and 23%, respectively. The decrease in the consolidated effective tax rate from the prior year quarter and year-to-date period is due to the recognition of a $41 million domestic tax benefit during the third quarter of 2024 for the excess of tax basis over book on the Company's investment in a subsidiary. In addition, during the quarter ended September 30, 2023, the effective tax rate increased due to zero tax benefit recognized on the $113 million loss incurred on the divestiture of the Russia business. See additional disclosure within Note 5 Divestitures.
The Company’s total gross unrecognized tax benefits as of September 28, 2024 was $34 million. Of this balance, $29 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

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
Total notional amounts of the Company’s derivative instruments as of September 28, 2024 and December 30, 2023 were as follows:

(millions)	September 28, 2024	December 30, 2023
Foreign currency exchange contracts	$4,707	$3,141
Cross-currency contracts	2,178	1,707
Interest rate contracts	1,050	2,289
Commodity contracts	282	201
Total	$8,217	$7,338
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 28, 2024 and December 30, 2023, measured on a recurring basis.
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
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any Level 3 financial assets or liabilities as of September 28, 2024 or December 30, 2023.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 28, 2024 and December 30, 2023:
Derivatives designated as hedging instruments

	September 28, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$16	$16	$—	$12	$12
Other assets	—	4	4	—	4	4
Interest rate contracts:
Other current assets	—	—	—	—	—	—
Other assets	—	—	—	—	—	—
Total assets	$—	$20	$20	$—	$16	$16
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(25)	$(25)	$—	$(17)	$(17)
Other liabilities	—	(29)	(29)	—	(15)	(15)
Interest rate contracts(a):
Other current liabilities	—	—	—	—	(44)	(44)
Other liabilities	—	(31)	(31)	—	(45)	(45)
Total liabilities	$—	$(85)	$(85)	$—	$(121)	$(121)
(a) The fair value of the related hedged portion of the Company's long-term debt, a Level 2 liability, was $0.4 billion as of September 28, 2024 and $1.1 billion as of December 30, 2023, respectively.

Derivatives not designated as hedging instruments

	September 28, 2024			December 30, 2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$65	$65	$—	$51	$51
Other assets	—	4	4	—	4	4
Interest rate contracts:
Other current assets	—	8	8	—	9	9
Other assets	—	1	1	—	4	4
Commodity contracts:
Other current assets	9	—	9	2	—	2
Total assets	$9	$78	$87	$2	$68	$70
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(48)	$(48)	$—	$(54)	$(54)
Other liabilities	—	(5)	(5)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(10)	(10)	—	(11)	(11)
Other liabilities	—	(2)	(2)	—	(6)	(6)
Commodity contracts:
Other current liabilities	(1)	—	(1)	(2)	—	(2)
Total liabilities	$(1)	$(65)	$(66)	$(2)	$(77)	$(79)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $1.3 billion and $1.7 billion as of September 28, 2024 and December 30, 2023, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of September 28, 2024 and December 30, 2023.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		September 28, 2024	December 30, 2023	September 28, 2024	December 30, 2023
Interest rate contracts	Current maturities of long-term debt	$674	$655	$2	$(8)
Interest rate contracts	Long-term debt	$1,015	$1,666	$(33)	$(43)
(a) The fair value adjustment related to current maturities of long-term debt includes $2 million from discontinued hedging relationships as of September 28, 2024 and December 30, 2023, respectively. The fair value adjustment related to long-term debt includes $(2) million and $3 million from discontinued hedging relationships as of September 28, 2024 and December 30, 2023, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 28, 2024 and December 30, 2023 would be adjusted as detailed in the following table:

As of September 28, 2024:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$107	$(92)	$1	$16
Total liability derivatives	$(151)	$92	$59	$—

As of December 30, 2023:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$86	$(84)	$—	$2
Total liability derivatives	$(200)	$84	$68	$(48)

During the year-to-date period ended September 28, 2024, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $11 million. During the quarter and year-to-date periods ended September 30, 2023, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $14 million and $85 million, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related U.S. dollar fixed rate debt.
During the year-to-date periods ended September 28, 2024, the Company settled certain interest rate contracts resulting in a net realized loss of approximately €5 million. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related Euro fixed rate debt.
During the year-to-date period ended September 28, 2024, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $7 million. During the quarter and year-to-date periods September 30, 2023, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $12 million and $29 million, respectively. These cross currency swaps were accounted for as net investment hedges and the related net gain (loss) was recorded in accumulated other comprehensive income.
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 28, 2024 and September 30, 2023 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency denominated long-term debt	$(60)	$44	$—	$—
Cross-currency contracts	(73)	67	16	14	Interest expense
Total	$(133)	$111	$16	$14

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 28, 2024	September 30, 2023
Foreign currency exchange contracts	COGS	$2	$13
Foreign currency exchange contracts	Other income (expense), net	24	(1)
Foreign currency exchange contracts	SG&A	(2)	1
Commodity contracts	COGS	(4)	(27)
Total		$20	$(14)
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 28, 2024 and September 30, 2023 was as follows:

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Foreign currency denominated long-term debt	$(9)	$10	$—	$—
Cross-currency contracts	(25)	7	30	42	Interest expense
Total	$(34)	$17	$30	$42

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 28, 2024	September 30, 2023
Foreign currency exchange contracts	COGS	$15	$(2)
Foreign currency exchange contracts	Other income (expense), net	30	(11)
Foreign currency exchange contracts	SGA	9	(4)
Commodity contracts	COGS	(53)	(90)
Total		$1	$(107)
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended September 28, 2024 and September 30, 2023:

	September 28, 2024	September 30, 2023
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$75	$75
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(16)	(1)
Derivatives designated as hedging instruments	17	2

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	—	(2)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended September 28, 2024 and September 30, 2023:

	September 28, 2024	September 30, 2023
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$241	$218
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(19)	(5)
Derivatives designated as hedging instruments	24	8

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(3)	(7)
During the next 12 months, the Company expects $5 million of net deferred gains reported in AOCI at September 28, 2024 to be reclassified to income, assuming market rates remain constant through contract maturities.
Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position when the value exceeds certain thresholds with each counterparty. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. The collateral posting requirements as of September 28, 2024, triggered by threshold contingent features was not material.
Other fair value measurements
Fair value measurements on a nonrecurring basis
During the quarter ended March 30, 2024, the Company announced the reconfiguration of the North America frozen supply chain network and the reconfiguration of the European cereal supply chain network. As part of these programs, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities. See Note 4 for more information regarding these restructuring programs.
During the year-to-date period ended September 28, 2024, long-lived assets of $62 million related to a frozen foods manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of approximately $41 million resulting in an impairment charge of $21 million recorded in COGS.
During the year-to-date period ended September 28, 2024, long-lived assets of $99 million related to a cereal manufacturing facility in the Company's Europe reportable segment, were written down to an estimated fair value of $60 million resulting in an impairment charge of $39 million recorded in COGS.
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
Marketable securities
During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan. During the quarter ended March 30, 2024, the Company invested the $175 million in a short-term investment fund that primarily holds short-term debt instruments.The marketable securities portfolio is designated to be used to pay for active union employee benefits.
During the quarter and year-to-date periods ended September 28, 2024, the Company sold approximately $132 million and $145 million of investments in the short-term investment fund, respectively. A portion of the proceeds were used to pay for certain benefits of active union employees. During the quarter and year-to-date period ended September 28, 2024, the company purchased approximately $124 million and $301 million of short-term U.S. Treasury securities, respectively. The fair value of marketable securities portfolio was approximately $154 million as of September 28, 2024. The classification of these marketable securities as current or noncurrent depends on our intended holding period and the securities are measured at Level 1 quoted market prices.
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are Level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million and as of September 28, 2024 and December 30, 2023. Additionally, these investments were recorded within Other assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are Level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.1 billion as of September 28, 2024. The fair value and carrying value of the Company's long-term debt was $5.0 billion and $5.1 billion, respectively, as of December 30, 2023.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company, net of collateral already received from those counterparties. As of September 28, 2024, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 28, 2024, the Company posted $53 million related to reciprocal collateralization agreements. As of September 28, 2024, the Company posted $6 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

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
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales
North America	$1,673	$1,654	$5,019	$4,985
Europe	660	616	1,898	1,888
Latin America	311	329	958	938
AMEA	590	657	1,754	2,139
Total Reportable Segments	3,234	3,256	9,629	9,950
Corporate	(1)	(1)	(4)	(2)
Consolidated	$3,233	$3,255	$9,625	$9,948
Operating profit
North America	$297	$240	$971	$789
Europe	101	97	240	293
Latin America	29	40	102	98
AMEA	65	63	200	204
Total Reportable Segments	492	440	1,513	1,384
Corporate	(36)	(26)	(171)	(207)
Consolidated	$456	$414	$1,342	$1,177
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Snacks	$2,069	$2,040	$6,153	$6,114
Cereal	690	684	2,066	2,070
Frozen	276	281	828	838
Noodles and other	198	250	578	926
Consolidated	$3,233	$3,255	$9,625	$9,948

NOTE 13 SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Balance Sheet
(millions)	September 28, 2024 (unaudited)	December 30, 2023
Trade receivables	$1,418	$1,246
Allowance for credit losses	(17)	(16)
Refundable income taxes	52	74
Other receivables	246	264
Accounts receivable, net	$1,699	$1,568
Raw materials and supplies	$327	$303
Finished goods and materials in process	892	940
Inventories	$1,219	$1,243
Intangible assets not subject to amortization	$1,684	$1,750
Intangible assets subject to amortization, net	115	180
Other intangibles, net	$1,799	$1,930

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
Proposed merger
On August 13, 2024, the Company entered into the Merger Agreement, pursuant to which (and subject to the terms and conditions in the Merger Agreement) the Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation. Each share of public common stock, par value $0.25 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than shares owned by (i) the Company or its subsidiaries or Parent or its subsidiaries (including Acquiror and its subsidiaries) or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $83.50 per share in cash, without interest.
Completion of the Merger is subject to customary closing conditions, including approval of the Company's shareowners and the receipt of required regulatory approvals. A special meeting of shareowners to vote on the Merger is scheduled to be held on November 1, 2024. Currently, the Company expects the Merger to close in the first half of 2025; however, the exact timing of the completion of the Merger, if at all, cannot be predicted with any certainty.
For further discussion about the Merger, see Note 1 Accounting Policies – Proposed Merger, our Current Report on Form 8-K filed with the SEC on August 14, 2024, and our definitive proxy statement on Schedule 14A filed with the SEC on September 26, 2024. See the section titled, “Risk Factors” included under Part II, Item 1A of this Report for more information regarding risks associated with the Merger.
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
Nigerian Naira
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of the decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of September 28, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 5% of our consolidated net sales for the quarter ended September 28, 2024 but could become a smaller percentage of our overall sales if exchange rates decline further from current levels over the remainder of 2024.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD, that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
The country of Nigeria has continued to experience elevated inflation rates. While not considered highly inflationary in the current period, if elevated inflation rates persist, Nigeria may be considered a highly inflationary economy for US GAAP purposes in future periods. For financial statements of subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. Our Nigerian subsidiaries had a net monetary liability balance of approximately $70 million as of September 28, 2024. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented.
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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market gain of $60 million and $82 million for the quarter and year-to-date period ended September 28, 2024, respectively. Included within the aforementioned was a pre-tax mark-to-market gain for a postretirement plan remeasurement of $13 million for the year-to-date period ended September 28, 2024. Additionally, we recorded a pre-tax mark-to-market loss of $64 million and a pre-tax mark-to-market gain of $10 million for the quarter and year-to-date period ended September 30, 2023, respectively. Included within the aforementioned was a pre-tax mark-to-market gain for a postretirement plan remeasurement of $24 million for the year-to-date period ended September 30, 2023.
Separation costs
The Company successfully completed the separation transaction on October 2, 2023. We incurred pre-tax charges related to the separation of $10 million and $29 million for the quarter and year-to-date period ended September 28, 2024, respectively. We recorded $6 million and $14 million for the quarter and year-to-date period ended September 30, 2023, respectively.
Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment, of $12 million and $121 million for the quarter and year-to-date period ended September 28, 2024, respectively.
Proposed merger costs
In August 2024, the Company entered into the Merger Agreement under which Mars has agreed to acquire Kellanova, subject to customary closing conditions, including approval of the Company's shareowners and the receipt of required regulatory approvals. In conjunction with the agreement, we incurred pre-tax charges, primarily related to legal and consulting costs, of $22 million for the quarter and year-to-date period ended September 28, 2024.
Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we recorded pre-tax charges, primarily related to reorganizations, of $2 million and $6 million for the quarter and year-to-date period ended September 28, 2024, respectively. Additionally, we recorded pre-tax charges of $1 million for the year-to-date period ended September 30, 2023.
Domestic tax benefit
In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, we recognized a tax benefit of $41 million for the quarter and year-to-date period ended September 28, 2024, related to the excess of tax basis over book on our investment in the subsidiary.
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

Financial results
For the quarter ended September 28, 2024, our reported net sales were down 1% versus the prior year as unfavorable foreign currency more than offset increased price/mix and volume. Organic net sales increased 6% from the prior year excluding foreign currency and divestitures.
Third quarter reported operating profit increased 10% year on year on favorable mark-to-market impacts, continued improvement in gross profit margin, and reimbursement for transition services provided to WK Kellogg Co, partially offset by costs of the proposed merger. Currency-neutral adjusted operating profit increased 19%, after excluding the impact of mark-to-market, costs of the proposed merger, network optimization costs, separation costs, and foreign currency.
Reported diluted EPS of $1.05 for the quarter increased 84% compared to the prior year quarter of $0.57 due primarily to higher operating profit and a lower effective tax rate, partially offset by higher interest expense. Currency-neutral adjusted diluted EPS of $0.92 for the quarter increased 19.5% from the prior year quarter after excluding mark-to-market, costs of the proposed merger, network optimization costs, separation costs, and foreign currency.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reported net income	$367	$269	$978	$924
Mark-to-market (pre-tax)	60	64	82	(10)
Separation costs (pre-tax)	(10)	(6)	(29)	(14)
Network optimization (pre-tax)	(12)	—	(121)	—
Proposed merger costs (pre-tax)	(22)	—	(22)	—
Business and portfolio realignment (pre-tax)	(2)	—	(6)	(1)
Loss on divestiture (pre-tax)	—	(113)	—	(113)
Income tax impact applicable to adjustments, net*	(5)	(13)	20	14
Domestic tax benefit	41	—	41	—
Adjusted net income	$317	$337	$1,013	$1,048
Foreign currency impact	(3)	—	(19)	—
Currency-neutral adjusted net income	$320	$337	$1,032	$1,048
Reported diluted EPS from continuing operations	$1.05	$0.57	$2.83	$2.09
Mark-to-market (pre-tax)	0.17	0.19	0.24	(0.03)
Separation costs (pre-tax)	(0.03)	(0.02)	(0.08)	(0.04)
Network optimization (pre-tax)	(0.03)	—	(0.35)	—
Proposed merger costs (pre-tax)	(0.06)	—	(0.06)	—
Business and portfolio realignment (pre-tax)	(0.01)	—	(0.03)	—
Loss on divestiture (pre-tax)	—	(0.33)	—	(0.33)
Income tax impact applicable to adjustments, net*	(0.02)	(0.04)	0.06	0.04
Domestic tax benefit	0.12	—	0.12	—
Adjusted diluted EPS from continuing operations	$0.91	$0.77	$2.93	$2.45
Foreign currency impact	(0.01)	—	(0.06)	—
Currency-neutral adjusted diluted EPS from continuing operations	$0.92	$0.77	$2.99	$2.45
Currency-neutral adjusted diluted EPS growth	19.5%		22.0%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2024 versus 2023:

Quarter ended September 28, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$1,673	$660	$311	$590	$(1)	$3,233
Foreign currency impact	—	22	(32)	(209)	—	(219)
Organic net sales	$1,673	$638	$343	$799	$(1)	$3,452

Quarter ended September 30, 2023
(millions)
Reported net sales	$1,654	$616	$329	$657	$(1)	$3,255
Divestiture	—	—	—	—	—	—
Organic net sales	$1,654	$616	$329	$657	$(1)	$3,255

% change - 2024 vs. 2023:
Reported growth	1.1%	7.2%	(5.5)%	(10.2)%	n/m	(0.7)%
Foreign currency impact	(0.1)%	3.6%	(9.6)%	(31.8)%	n/m	(6.8)%
Currency-neutral growth	1.2%	3.6%	4.1%	21.6%	n/m	6.1%
Divestiture	—%	—%	—%	—%	n/m	—%
Organic growth	1.2%	3.6%	4.1%	21.6%	n/m	6.1%
Volume (tonnage)	(0.5)%	(1.4)%	3.6%	0.2%	n/m	0.1%
Pricing/mix	1.7%	5.0%	0.5%	21.4%	n/m	6.0%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 28, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$297	$101	$29	$65	$(36)	$456
Mark-to-market	—	—	(2)	—	62	60
Separation costs	(9)	—	—	—	(1)	(10)
Network optimization	(7)	(5)	—	—	—	(12)
Proposed merger costs	—	—	—	—	(22)	(22)
Business and portfolio realignment	—	—	—	(1)	(1)	(2)
Adjusted operating profit	$312	$106	$31	$66	$(74)	$441
Foreign currency impact	—	4	(3)	(13)	—	(12)
Currency-neutral adjusted operating profit	$312	$102	$34	$79	$(74)	$453

Quarter ended September 30, 2023
(millions)
Reported operating profit	$240	$97	$40	$63	$(26)	$414
Mark-to-market	—	—	3	—	37	40
Separation costs	(5)	—	(1)	—	—	(6)
Adjusted operating profit	$245	$97	$38	$63	$(63)	$380

% change - 2024 vs. 2023:
Reported growth	23.6%	3.8%	(25.9)%	4.9%	(39.1)%	10.3%
Mark-to-market	—%	—%	(9.9)%	—%	15.9%	4.3%
Separation costs	(1.1)%	—%	1.8%	—%	(2.1)%	(1.0)%
Network optimization	(2.7)%	(5.1)%	—%	—%	—%	(3.1)%
Proposed merger costs	—%	—%	—%	—%	(33.9)%	(5.6)%
Business and portfolio realignment	—%	—%	—%	(1.0)%	(1.1)%	(0.4)%
Adjusted growth	27.4%	8.9%	(17.8)%	5.9%	(17.9)%	16.1%
Foreign currency impact	—%	4.0%	(7.6)%	(20.6)%	(0.6)%	(3.3)%
Currency-neutral adjusted growth	27.4%	4.9%	(10.2)%	26.5%	(17.3)%	19.4%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Net sales for the third quarter increased 1% from the prior year, both on a reported and organic basis, as price/mix growth was partially offset by a slight decline in volume.
North America operating profit increased 24% reflecting improving gross profit margin and reimbursement for transition services provided to WK Kellogg Co. Currency-neutral adjusted operating profit increased 27%, after excluding the impact of network optimization costs, and separation costs.

Net sales % change - third quarter 2024 vs. 2023:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	1.8%	—%	1.8%	—%	1.8%
Frozen	(2.3)%	(0.1)%	(2.2)%	—%	(2.2)%
North America snacks net sales grew 1.8% for the quarter, with growth in price/mix led by momentum in Pringles, as well as growth in Canada and U.S. Away From Home.
North America frozen net sales were down 2.3%, reflecting category softness.
Europe
Reported net sales increased 7.2% in the third quarter resulting from the positive impact of revenue growth management actions and favorable foreign currency, partially offset by a decline in volume that moderated from recent quarters. Organic net sales increased 3.6% after excluding the impact of foreign currency.
Reported operating profit increased 3.8% year on year, reflecting higher net sales, improving gross profit margin, and favorable foreign currency, partially offset by costs of network optimization and increased brand building investment. Currency-neutral adjusted operating profit increased 4.9% after excluding the impact of network optimization costs and foreign currency.

Net sales % change - third quarter 2024 vs. 2023:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	10.0%	3.5%	6.5%	—%	6.5%
Cereal	3.6%	3.4%	0.2%	—%	0.2%
Snacks net sales increased on growth in both volume and price/mix, led by Pringles and aided by favorable foreign currency.
Cereal net sales increased due to favorable foreign currency and price/mix.
Latin America
Reported net sales decreased 5.5% year on year as significantly unfavorable foreign currency more than offset growth in both volume and price/mix. Organic net sales increased 4.1%, after excluding the impact of foreign currency.

Reported operating profit decreased 26% reflecting unfavorable foreign currency, unfavorable mark-to-market impacts, adverse mix, and higher costs. Currency-neutral adjusted operating profit decreased 10% after excluding the impact of mark-to-market, and foreign currency.

Net sales % change - third quarter 2024 vs. 2023:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(4.7)%	(9.3)%	4.6%	—%	4.6%
Cereal	(6.2)%	(9.9)%	3.7%	—%	3.7%
Snacks net sales decreased due to unfavorable foreign currency, offsetting growth in both volume and price/mix, with particular strength in Brazil's organic growth.
Cereal net sales decreased due to unfavorable foreign currency, offsetting growth in both volume and price/mix, with particular strength in Mexico's organic growth.
AMEA
Reported net sales decreased 10% year on year, due to significantly adverse foreign currency, principally related to the Nigerian Naira, which more than offset the impact of growth in both price/mix and volume. Organic net sales increased 22% on positive price/mix after excluding the impact of foreign currency.
Reported operating profit increased 5% year on year, due to the impact of improving gross margin partially offset by significantly adverse foreign currency and increased brand building investment. Currency-neutral adjusted operating profit increased 27%, after excluding the impact of foreign currency.

Net sales % change - third quarter 2024 vs. 2023:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(8.2)%	(3.4)%	(4.8)%	—%	(4.8)%
Cereal	(0.9)%	(2.3)%	1.4%	—%	1.4%
Noodles and other	(19.8)%	(78.7)%	58.9%	—%	58.9%
Snacks net sales decreased as unfavorable foreign currency and softness amongst conflict in the Middle East, more than offset broad based growth elsewhere in the region, led by Pringles.
Cereal net sales decreased due to unfavorable foreign currency, which more than offset price/mix led growth across most of the region, most notably Africa.
Noodles and other net sales decreased due to unfavorable foreign currency, which more than offset volume growth and price realization intended to cover currency devaluation in Nigeria.
Corporate
Reported operating profit decreased $10 million versus the comparable prior year quarter due primarily to costs of the proposed merger. Currency-neutral adjusted operating profit decreased $11 million from the prior year after excluding costs of the proposed merger and mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended September 28, 2024 versus September 30, 2023:

Year-to-date period ended September 28, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$5,019	$1,898	$958	$1,754	$(4)	$9,625
Foreign currency impact	(2)	24	(20)	(788)	—	(786)
Organic net sales	$5,021	$1,874	$978	$2,542	$(4)	$10,411

Year-to-date period ended September 30, 2023
(millions)
Reported net sales	$4,985	$1,888	$938	$2,139	$(2)	$9,948
Divestiture	—	48	—	—	—	48
Organic net sales	$4,985	$1,840	$938	$2,139	$(2)	$9,900

% change - 2024 vs. 2023:
Reported growth	0.7%	0.5%	2.2%	(18.0)%	n/m	(3.2)%
Foreign currency impact	—%	1.3%	(2.1)%	(36.8)%	n/m	(7.9)%
Currency-neutral growth	0.7%	(0.8)%	4.3%	18.8%	n/m	4.7%
Divestitures	—%	(2.6)%	—%	—%	n/m	(0.5)%
Organic growth	0.7%	1.8%	4.3%	18.8%	n/m	5.2%
Volume (tonnage)	(1.2)%	(5.0)%	2.0%	(3.8)%	n/m	(2.3)%
Pricing/mix	1.9%	6.8%	2.3%	22.6%	n/m	7.5%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 28, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$971	$240	$102	$200	$(171)	$1,342
Mark-to-market	—	—	3	—	66	69
Separation costs	(24)	—	—	—	(5)	(29)
Network optimization	(47)	(74)	—	—	—	(121)
Proposed merger costs	—	—	—	—	(22)	(22)
Business and portfolio realignment	(4)	—	—	(1)	(1)	(6)
Adjusted operating profit	$1,046	$314	$99	$201	$(209)	$1,451
Foreign currency impact	—	6	—	(47)	—	(41)
Currency-neutral adjusted operating profit	$1,046	$308	$99	$248	$(209)	$1,492

Year-to-date period ended September 30, 2023
(millions)
Reported operating profit	$789	$293	$98	$204	$(207)	$1,177
Mark-to-market	—	—	(2)	—	(32)	(34)
Separation costs	(13)	—	(1)	—	—	(14)
Business and portfolio realignment	—	—	—	—	(1)	(1)
Adjusted operating profit	$802	$293	$102	$204	$(175)	$1,226

% change - 2024 vs. 2023:
Reported growth	23.1%	(18.3)%	3.6%	(1.6)%	17.0%	13.9%
Mark-to-market	—%	—%	6.1%	—%	51.9%	8.8%
Separation costs	(1.1)%	—%	1.4%	—%	(2.8)%	(1.1)%
Network optimization	(5.9)%	(25.3)%	—%	—%	—%	(9.8)%
Proposed merger costs	—%	—%	—%	—%	(12.3)%	(1.8)%
Business and portfolio realignment	(0.4)%	(0.1)%	—%	(0.3)%	(0.2)%	(0.5)%
Adjusted growth	30.5%	7.1%	(3.9)%	(1.3)%	(19.6)%	18.3%
Foreign currency impact	—%	1.8%	(0.4)%	(23.0)%	0.2%	(3.4)%
Currency-neutral adjusted growth	30.5%	5.3%	(3.5)%	21.7%	(19.8)%	21.7%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period increased 0.7% versus the prior year as price/mix growth resulting from prior year revenue growth management actions, more than offset a decrease in volume. Organic net sales increased 0.7% after excluding the impact of foreign currency.
North America operating profit increased 23%, reflecting improving gross profit margin and reimbursement for transition services provided to WK Kellogg Co, partially offset by higher one-time charges related to the separation and a network optimization project. Currency-neutral adjusted operating profit increased 31%, after excluding the impact of network optimization costs, separation costs, and business and portfolio realignment.

Net sales % change - third quarter year-to-date 2024 vs. 2023:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	1.0%	(0.1)%	1.1%	—%	1.1%
Frozen	(1.3)%	(0.1)%	(1.2)%	—%	(1.2)%
North America snacks net sales grew 1% for the period with growth in price/mix.
North America frozen net sales were down slightly due to category softness and lapping a strong comparable period.
Europe
Reported net sales increased 0.5%, reflecting the positive impact of revenue growth management actions over the past year to cover cost inflation, as well as favorable foreign currency, partially offset by a modest and sequentially moderating decline in volume and last year's divestiture of operations in Russia. Organic net sales increased 1.8% after excluding the impact of foreign currency and the divestiture.
Reported operating profit decreased 18% year on year, reflecting up-front charges related to a network optimization project, last year's divestiture of operations in Russia, and higher brand building investment, partially offset by positive impacts of higher net sales, increased productivity, and moderating cost inflation. Currency-neutral adjusted operating profit increased 5.3% after excluding the impact of network optimization and foreign currency.

Net sales % change - third quarter year-to-date 2024 vs. 2023:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	2.1%	1.1%	1.0%	(2.7)%	3.7%
Cereal	(1.5)%	1.4%	(2.9)%	(2.4)%	(0.5)%
Snacks net sales increased on sustained Pringles momentum partially offset by the impact of the divestiture and unfavorable foreign currency.
Cereal net sales declined due to the divestiture and category softness.
Latin America
Reported net sales increased 2.2%, reflecting growth in both volume and price/mix, partially offset by unfavorable foreign currency. Organic net sales increased 4.3%, after excluding the impact of foreign currency.
Reported operating profit increased 3.6%, reflecting favorable mark-to-market impacts and higher net sales, partially offset by adverse mix and higher costs. Currency-neutral adjusted operating profit decreased 3.5% after excluding the impact of mark-to-market and foreign currency.

Net sales % change - third quarter year-to-date 2024 vs. 2023:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(0.7)%	(3.3)%	2.6%	—%	2.6%
Cereal	4.1%	(1.4)%	5.5%	—%	5.5%
Snacks net sales decreased due to unfavorable foreign currency and lower volume, partially offset by growth in price/mix.
Cereal net sales increased on sustained volume growth and share gains in Mexico and Brazil.
AMEA
Reported net sales decreased 18% year on year, due to significantly adverse foreign currency, principally related to the Nigerian Naira, which more than offset the impact of higher price/mix. Organic net sales increased 19%.
Reported operating profit decreased 1.6% year on year, due to significantly adverse foreign currency and higher brand building investment, which more than offset an improving gross profit margin. Currency-neutral adjusted operating profit increased 22%, after excluding the impact of foreign currency.

Net sales % change - third quarter year-to-date 2024 vs. 2023:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(2.7)%	(5.7)%	3.0%	—%	3.0%
Cereal	(4.5)%	(5.8)%	1.3%	—%	1.3%
Noodles and other	(36.7)%	(77.4)%	40.7%	—%	40.7%
Snacks net sales decreased as unfavorable foreign currency more than offset organic growth across most of the region, led by Pringles.
Cereal net sales decreased due primarily to unfavorable foreign currency and lower volume. Organic net sales increased on price/mix growth.
Noodles and other net sales decreased due to unfavorable foreign currency, which more than offset organic growth led by price realization intended to cover currency devaluation in Nigeria.
Corporate
Reported operating profit increased $36 million versus the comparable prior year period due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $34 million from the prior year after excluding the impact of mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended September 28, 2024 and September 30, 2023 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	September 28, 2024		September 30, 2023		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,176	36.4%	$1,110	34.1%	2.3
Mark-to-market	61	1.9%	39	1.2%	0.7
Separation costs	(6)	(0.2)%	—	—%	(0.2)
Network optimization	(12)	(0.3)%	—	—%	(0.3)
Adjusted	1,133	35.0%	1,071	32.9%	2.1
Foreign currency impact	(36)	1.1%	—	—%	1.1
Currency-neutral adjusted	$1,169	33.9%	$1,071	32.9%	1.0
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the quarter increased 230 basis points versus the prior year due primarily to favorable mark-to-market, reimbursement for transition services provided to WK Kellogg Co, last year's revenue growth management actions, improved supply environment, a resumed higher level of productivity, and the impact of select currency devaluations. Currency-neutral adjusted gross margin increased 100 basis points compared to the third quarter of 2023 after eliminating the impact of mark-to-market, network optimization costs, separation costs, and foreign currency.
Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended September 28, 2024 and September 30, 2023 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	September 28, 2024		September 30, 2023		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,367	35.0%	$3,188	32.0%	3.0
Mark-to-market	58	0.6%	(30)	(0.3)%	0.9
Separation costs	(9)	(0.1)%	—	—%	(0.1)
Network optimization	(121)	(1.2)%	—	—%	(1.2)
Adjusted	3,439	35.7%	3,218	32.3%	3.4
Foreign currency impact	(130)	1.4%	—	—%	1.4
Currency-neutral adjusted	$3,569	34.3%	$3,218	32.3%	2.0
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the year-to-date period increased 300 basis points versus the prior year due primarily to favorable mark-to-market, reimbursement for transition services provided to WK Kellogg Co, last year's revenue growth management actions, improved supply environment, a resumed higher level of productivity, and impact from select currency devaluations, partially offset by network optimization costs. Currency-neutral adjusted gross margin increased 200 basis points compared to prior year after eliminating the impact of mark-to-market, network optimization, separation costs and foreign currency.

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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is expected to be substantially completed by late 2024, with cost savings beginning to contribute to gross margin improvements in the second half of 2024 and reaching full-run rate in 2025. The overall project is expected to result in cumulative pretax charges of approximately $50 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $30 million. Charges incurred related to this restructuring program were $7 million and $47 million during the quarter and year-to-date period ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment, and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $5 million and $74 million during the quarter and year-to-date period ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

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
Interest expense
For the quarters ended September 28, 2024 and September 30, 2023, interest expense was $75 million and $75 million, respectively. For the year-to-date periods ended September 28, 2024 and September 30, 2023, interest expense was $241 million and $218 million, respectively. The increase from the prior year-to-date period is due primarily to higher interest rates on commercial paper and floating rate debt versus the prior year.

Income Taxes
Our reported effective tax rate for the quarters ended September 28, 2024 and September 30, 2023 was 9% and 28%, respectively.
Our adjusted effective tax rate for the quarters ended September 28, 2024 and September 30, 2023 was 18% and 23%, respectively.
The decrease in the consolidated effective tax rate from the prior year quarter and year-to-date period is due to the recognition of a $41 million domestic tax benefit during the third quarter of 2024 for the excess of tax basis over book on the Company's investment in a subsidiary. In addition, during the quarter ended September 30, 2023, the effective tax rate increased due to zero tax benefit recognized on the $113 million loss incurred on the divestiture of the Russia business. See additional disclosure within Note 5 Divestitures.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Reported income taxes	$34	$78	$213	$216
Mark-to-market	15	16	21	(2)
Separation costs	(2)	(3)	(6)	(14)
Network Optimization	(3)	—	(29)	—
Proposed merger costs	(5)	—	(5)	—
Business and portfolio realignment	—	—	(1)	3
Loss on divestiture	—	—	—	—
Domestic tax benefit	(41)	—	(41)	—
Adjusted income taxes	$70	$65	$274	$229
Reported effective income tax rate	8.6%	28.2%	17.8%	23.0%
Mark-to-market	3.0%	(0.9)%	0.6%	—%
Separation costs	(0.1)%	(0.7)%	—%	(1.1)%
Network optimization	(0.2)%	—%	(0.3)%	—
Proposed merger costs	(0.3)%	—%	—%	—%
Business and portfolio realignment	0.2%	—%	—%	0.4%
Loss on divestiture	—%	10.2%	—%	2.5%
Domestic tax benefit	(12.1)%	—%	(3.7)%	—%
Adjusted effective income tax rate	18.1%	19.6%	21.2%	21.2%
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
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. Our liquidity and operating cash flows may also be impacted by the timing and closing of the Merger, including as a result of the payment of any termination fee if the Merger Agreement is terminated by the Company under certain circumstances permitted thereby.
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
We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.1 billion and $1.7 billion as of September 28, 2024 and December 30, 2023, respectively.
The following table reflects net debt amounts:

(millions, unaudited)	September 28, 2024	December 30, 2023
Notes payable	$124	$121
Current maturities of long-term debt	678	663
Long-term debt	5,051	5,089
Total debt liabilities	$5,853	$5,873
Less:
Cash and cash equivalents	(569)	(274)
Net debt	$5,284	$5,599
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 28, 2024	September 30, 2023
Net cash provided by (used in):
Operating activities	1,293	$1,400
Investing activities	(589)	(472)
Financing activities	(417)	(120)
Effect of exchange rates on cash and cash equivalents	8	(8)
Net increase (decrease) in cash and cash equivalents	$295	$800
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the year-to-date period ended September 28, 2024, totaled $1,293 million compared to $1,400 million in the prior year period. The decrease is due primarily to the impact of the spin-off of WK Kellogg Co after the third quarter of last year partially offset by the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024. During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a portion of the plan surplus.
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

	Quarter ended
(millions)	September 28, 2024	September 30, 2023
Net cash provided by operating activities	$1,293	$1,400
Additions to properties	(440)	(506)
Free cash flow	$853	$894
Our non-GAAP measure for free cash flow decreased to $853 million in the year-to-date period ended September 28, 2024, from $894 million in the prior year. The decrease is due primarily to the impact of the spin-off of WK Kellogg Co after the third quarter of last year partially offset by the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024 and by lower capital expenditures.
Investing activities
Our net cash used in investing activities totaled $589 million for the year-to-date period ended September 28, 2024 compared to $472 million in the comparable prior year period due primarily to the purchase of marketable securities in conjunction with the distribution from the postretirement healthcare plan partially offset by lower capital expenditures.
Financing activities
Our net cash used in financing activities for the year-to-date ended September 28, 2024 totaled $417 million compared to cash used of $120 million during the comparable prior year quarter. The year-over-year variance was driven by the $500 million term loan borrowing and $164 million draw on the revolving credit facility by WK Kellogg Co in anticipation of the separation transaction on October 2, 2023, partially offset by a $149 million increase in proceeds from stock option exercise activity in the current period.
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
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. As of September 28, 2024, $1.3 billion remains available under the authorization.
The Company did not repurchase shares during the year-to-date period ended September 28, 2024. The Company repurchased approximately 1 million shares for $60 million during the year-to-date period ended September 30, 2023.
We paid cash dividends of $580 million during the year-to-date period ended September 28, 2024, compared to $610 million during the comparable prior year period. The decrease was due to the spin-off of WK Kellogg Co after the third quarter of last year. In October 2024, the Board of Directors declared a dividend of $.57 per common share, payable on December 13, 2024 to shareholders of record at the close of business on December 2, 2024.
We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of September 28, 2024, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.
Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of September 28, 2024.
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
Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $784 million and $697 million remained outstanding under this arrangement as of September 28, 2024 and December 30, 2023, respectively.
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
The annual testing for goodwill and intangible asset impairment is currently underway and will be reported on in the 2024 Form 10-K. Fair value determinations used in the annual testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic, and regulatory conditions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as market comparables, rising discount rates, income tax rates, foreign currency exchange rate volatility, or inflation, change, or if management’s expectations or plans otherwise change, then one or more of our reporting units or indefinite-lived assets might become impaired in the future.
Forward-looking statements
This Report contains “forward-looking statements” with projections and expectations concerning, among other things, the Company’s restructuring programs; the timing, completion and other effects of the Merger; the integration of acquired businesses; our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; ESG performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions.
Our future results could be affected by a variety of other factors, including the risk that the Merger may not be completed at all or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement; the risk that the conditions to closing of the Merger may not be satisfied or waived; the risk that a governmental or regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated; potential litigation relating to, or other unexpected costs resulting from, the Merger; legislative, regulatory, and economic developments; risks that the proposed Merger disrupts the Company's current plans and operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the diversion of management's time on transaction-related issues; continued availability of capital and financing and rating agency actions; the risk that any announcements relating to the Merger could have adverse effects on the market price of the Company's common stock, credit ratings or operating results; the impact of macroeconomic conditions; business disruptions; consumers' and other stakeholders' perceptions of our brands; the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected; the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected; the impact of competitive conditions; the ability to realize the intended benefits of the separation of WK Kellogg Co (the "separation"); the possibility of disruption from the separation, including changes to existing business relationships, disputes, litigation or unanticipated costs; uncertainty of the expected financial performance of the Company following completion of the separation; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the success of our Better Days and sustainability programs; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities; integration of acquired businesses; other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates; statutory tax rates; currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
Refer to disclosures contained within Item 7A of our 2023 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 28, 2024.
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
During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian naira leading to a significant decline in the exchange rate of the naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of September 28, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 5% of our consolidated net sales for the year-to-date period ended September 28, 2024, but could become a smaller percentage of our overall sales if exchange rates decline further from current levels over the remainder of 2024.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
The country of Nigeria has continued to experience elevated inflation rates. While not considered highly inflationary in the current period, if elevated inflation rates persist, Nigeria may be considered a highly inflationary economy for US GAAP purposes in future periods. For financial statements of subsidiaries operating in highly inflationary economies, the U.S. dollar is required to be used as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. Our Nigerian subsidiaries had a net monetary liability balance of approximately $70 million as of September 28, 2024. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented.
During the year-to-date period ended September 28, 2024, we settled certain U.S. Dollar forward starting interest rate swaps with notional amounts totaling approximately $300 million, resulting in a realized gain of approximately $11 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate U.S. Dollar debt.
During the year-to-date period ended September 28, 2024, we settled certain euro forward starting interest rate swaps with notional amounts totaling approximately €250 million, resulting in a realized loss of approximately €5 million. These forward starting interest rate swaps were accounted for as cash flow hedges and the related gain was recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the fixed rate Euro debt.
During the year-to-date period ended September 28, 2024, interest rate swaps with notional amounts totaling €600 million that were previously designated as fair value hedges for certain Euro debt matured.
We have interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $34 million as of September 28, 2024. We had interest rate contracts with notional amounts totaling $2.3 billion representing a net settlement obligation of $93 million as of December 30, 2023.
During year-to-date period ended September 28, 2024, we settled cross currency swaps with notional amounts totaling approximately €700 million, resulting in a net realized loss of approximately $7 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the year-to-date period ended September 28, 2024, we also entered into cross currency swaps with notional amounts totaling approximately €1.1 billion, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $2.2 billion outstanding as of September 28, 2024 representing a net settlement obligation of $34 million. The total notional amount of cross currency swaps outstanding as of December 30, 2023 was $1.7 billion representing a net settlement obligation of $16 million.
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
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies as well as other global events, have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the year-to-date period ended September 28, 2024, we have experienced moderating supply chain cost inflation, including procurement and manufacturing costs, and last year’s supply chain challenges have eased. For input costs specifically, we expect only slight inflation for the full year, which we intend to offset with productivity initiatives and, in certain markets with greater inflation, such as Nigeria, revenue growth management actions. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. We continue to expect input cost inflation to be flat during 2024.

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
As of September 28, 2024, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the quarter ended September 28, 2024, we implemented an enterprise resource planning (ERP) system at one of our business units in our AMEA reportable segment. Consequently, the control environment for this business unit has been modified to incorporate the controls contained within the new ERP system. Except for the foregoing, no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On August 13, 2024, the Company entered into the Merger Agreement with Acquiror, Merger Sub and, solely for the limited purposes set forth therein, Mars, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Acquiror. Completion of the Merger is subject to a number of closing conditions, including obtaining approval of our shareowners at the special meeting of our shareowners to be held on November 1, 2024, and the receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. Certain conditions to the completion of the pending Merger are not within our or Mars’ control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. Refer to Note 1 Accounting Policies – Proposed Merger to our Consolidated Financial Statements located in Item 1 of Part 1 of this Report, for further information.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to pay Acquiror a termination fee if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the Merger may result in negative publicity and negatively affect our relationship with our shareowners, employees, customers and suppliers. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

In addition to any other remedy that may be available to any of the parties, including monetary damages, each of Kellanova, Acquiror and Merger Sub is generally entitled to an injunction or injunctions to prevent breaches of the Merger Agreement and to enforce specifically the terms and provisions of the Merger Agreement. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee.

Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:
•the possibility that our relationship with suppliers, customers and employees could be adversely affected, including if our suppliers, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;

•uncertainties caused by any negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•a diversion of a significant amount of management time and resources toward the completion of the Merger;
•a distraction of our current employees as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Merger;
•difficulties in attracting and retaining key employees due to uncertainties related to the Merger;
•impact of costs related to completion of the Merger, including any costs related to obtaining regulatory approvals; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Completion of the Merger is conditioned on, among other things, the receipt of certain regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these approvals are not received or waived (as applicable), the Merger will not be completed.

Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the U.S., the European Union and certain other jurisdictions are conditions to completing the Merger.

In deciding whether to grant the required regulatory approvals, the relevant governmental authorities will consider, among other things, the effect of the proposed transaction with Mars on competition and national security or other national or other public interests within their relevant jurisdictions. Regulatory and governmental authorities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental authorities, Mars and us. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances could have the effect of delaying or preventing the consummation of the Merger.

Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to promptly take all actions and to do, or cause to be done, all things necessary, proper or advisable pursuant to the Merger Agreement or applicable laws to obtain all required regulatory approvals. There can be no assurance that all required approvals will be obtained, and, if all required approvals are obtained (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending Merger or otherwise have an adverse effect on us.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends (subject to limited exceptions, including payment of regular quarterly cash dividends), make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.

The closing of the Merger may not occur on the expected timeline or at all. The Merger Agreement contains certain termination rights for us and Acquiror, including (i) by either the Company or Acquiror if the Merger is not consummated on or before August 13, 2025 (which date may be automatically extended in certain circumstances pursuant to the terms of the Merger Agreement), (ii) if the other party breaches or fails to perform any of its representations, warranties, covenants or other agreements contained in the Merger Agreement, which breach or failure to perform would result in a failure of a condition precedent to consummation of the Merger and cannot be cured or, if capable of being cured, has not been cured within a specified timeframe or (iii) if any order or law has been entered adopted or become effective that temporarily or permanently prohibits, enjoins or makes illegal the consummation of the Merger. If the Merger Agreement is terminated and the Merger is not consummated, the price of our common stock may decline, we may experience negative reactions from the financial markets, including negative stock price impacts or we may experience negative reactions from our business partners and you may not recover your investment or receive a price for your shares similar to what has been offered pursuant to the Merger.

In certain instances, the Merger Agreement requires us to pay a termination fee to Acquiror, which could affect the decisions of a third party considering making an alternative acquisition proposal.

Under the terms of the Merger Agreement, we may be required to pay Acquiror a termination fee of $800 million under specified conditions. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our shareowners than the Merger.

If the Company is required to pay this termination fee, such fee, together with costs incurred to execute the Merger Agreement and pursue the Merger, could have a material adverse effect on the Company’s financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.

Under the Merger Agreement, we are restricted from soliciting, initiating, knowingly encouraging or knowingly facilitating any inquiries regarding, or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, a Company Takeover Proposal (as defined in the Merger Agreement). These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration provided for in the Merger Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.

In connection with the Merger, two complaints have been filed as individual actions in the Supreme Court of the State of New York, County of New York and are captioned Dan Smith v. Kellanova, et. al., Index No. 655390/2024 (filed October 11, 2024) (the “Smith Complaint”) and Steve Taylor v. Kellanova, et. al., Index No. 655412/2024 (filed October 11, 2024) (the “Taylor Complaint” and, together with the Smith Complaint, the “New York Complaints”). One complaint has been filed as an individual action in the Circuit Court of Cook County, Illinois, County Department, Chancery Division and is captioned Dana L. Crosby v. Stephanie Burns, et. al., Case No. 2024CH09367 (filed October 9, 2024) (the “Crosby Complaint”, and, together with the New York Complaints, the “Merger Actions”).
The Merger Actions generally allege that the Definitive Proxy Statement misrepresents and/or omits certain purportedly material information relating to the Company’s financial projections, the analyses performed by the financial advisors and certain conflict-related information, which the Merger Actions allege are critical to evaluating the Merger. The Crosby Complaint alleges that the Company and its directors breached their duty of disclosure under Delaware law. The Crosby Complaint also asserts a breach of fiduciary duties claim against the members of the Company’s board of directors (collectively, the “Director Defendants”) under Delaware law related to the adequacy of the Merger process and the agreed-upon sale price. The New York Complaints assert claims of negligent misrepresentation and concealment against the Company and all Director Defendants in violation of New York common law and negligence against the Company and all Director Defendants in violation of New York common law, both with respect to the alleged misrepresentations and/or omissions in the Definitive Proxy Statement. The Merger Actions seek, among other things, an injunction enjoining the consummation of the Merger unless and until certain additional information is disclosed, or its rescinding or actual and punitive damages, and fees and expenses, including reasonable attorneys’ and experts’ fees and expenses, and other relief the court may deem just and proper.

The plaintiff who filed the Crosby Complaint moved to dismiss her claims with prejudice on October 22, 2024, following and in connection with additional disclosures the Company made in its Current Report on Form 8-K filed with the SEC on October 21, 2024.

Additionally, the Company has received demand letters from purported shareowners of the Company seeking additional disclosures in the preliminary proxy statement and definitive proxy statement that the Company filed with the SEC on September 11, 2024 and September 26, 2024, respectively (collectively, the “Demand Letters”).

The Company believes the claims asserted in the Merger Actions and Demand Letters are without merit but cannot predict the outcome of any such claims. Additional lawsuits and demand letters arising out of the Merger may also be filed or received in the future. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations. In addition, if dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended September 28, 2024.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
6/30/2024 - 7/27/2024	—	$—	—	$1,330
Month #2:
7/28/2024 - 8/24/2024	—	$—	—	$1,330
Month #3:
8/25/2024 - 9/28/2024	—	$—	—	$1,330
Total	—		—
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

2.1	Agreement and Plan of Merger, dated as of August 13, 2024, by and among Kellanova, Acquiror 10VB8, LLC and Merger Sub 10VB8, LLC and, solely for the limited purpose specified therein, Mars, Incorporated*
10.1	Amended and Restated Kellanova Severance Benefit Plan dated October 1, 2024**
10.2	Amendment to the Kellanova 2002 Employee Stock Purchase Plan dated July 31, 2024**
99.1	Voting Agreement, dated as of August 13, 2024, by and among W.K. Kellogg Foundation Trust and Acquiror 10VB8, LLC†
99.2	Voting Agreement, dated as of August 13, 2024, by and among the Zachary Gund Entities and Acquiror 10VB8, LLC
99.3	Voting Agreement, dated as of August 13, 2024, by and among the Gund Trusts and Acquiror 10VB8, LLC†
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
**A management contract or compensatory plan required to be filed with this Report.
† Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits upon request by the SEC.

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
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: October 31, 2024

Kellanova
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
2.1	Agreement and Plan of Merger, dated as of August 13, 2024, by and among Kellanova, Acquiror 10VB8, LLC and Merger Sub 10VB8, LLC and, solely for the limited purpose specified therein, Mars, Incorporated*	IBRF
10.1	Amended and Restated Kellanova Severance Benefit Plan dated October 1, 2024**	E
10.2	Amendment to the Kellanova 2002 Employee Stock Purchase Plan dated July 31, 2024**	E
99.1	Voting Agreement, dated as of August 13, 2024, by and among W.K. Kellogg Foundation Trust and Acquiror 10VB8, LLC†	IBRF
99.2	Voting Agreement, dated as of August 13, 2024, by and among the Zachary Gund Entities and Acquiror 10VB8, LLC	IBRF
99.3	Voting Agreement, dated as of August 13, 2024, by and among the Gund Trusts and Acquiror 10VB8, LLC†	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
**A management contract or compensatory plan required to be filed with this Report.
† Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits upon request by the SEC.