Form 10-K
period 2024-12-28
KELLANOVA
filed 2025-02-21
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2024

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
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☑    No  ☐
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 29, 2024 was approximately $16.6 billion based on the closing price of $57.68 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 25, 2025, 345,215,923 shares of the common stock of the registrant were issued and outstanding.
Certain information required by the Items comprising Part III of this Report will be incorporated herein by reference from an amendment to this Form 10-K (“Form 10-K/A”) which the registrant intends to file within 120 days after the end of its fiscal year.

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
On October 2, 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. As a result of the distribution, Kellanova shareowners of record on September 21, 2023, received one share of WK Kellogg Co common stock for every four shares of Kellanova common stock.

Reported results were prepared in accordance with U.S. GAAP, include all net sales and expenses recognized during the periods, and reflect WK Kellogg Co as discontinued operations for fiscal years 2023 and 2022. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Kellanova unless otherwise noted. See the discussion in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 2 within Notes to the Consolidated Financial Statements, which are located herein under Part II, Item 8.

Proposed Merger. On August 13, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acquiror 10VB8, LLC, a Delaware limited liability company (“Acquiror”), Merger Sub 10VB8, LLC, a Delaware limited liability company and a wholly owned subsidiary of Acquiror (“Merger Sub”), and, solely for the limited purposes specified in the Merger Agreement, Mars, Incorporated, a Delaware corporation (“Mars”).

Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals. At a special meeting of shareowners held on November 1, 2024, the Company's shareowners approved the Merger Agreement. Currently, the Company expects the Merger to close in the first half of 2025; however, the exact timing of the completion of the Merger, if at all, cannot be predicted with any certainty.

The Merger Agreement provides that, subject to the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), (1) Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Acquiror, and (2) each share of public common stock, par value $0.25 per share, of the Company issued and outstanding immediately prior to Effective Time (other than shares owned by (i) the Company or its subsidiaries or Mars or its subsidiaries (including Acquiror and its subsidiaries) or (ii) shareowners who have properly exercised and perfected appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $83.50 per share in cash, without interest. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals.

Financial Information About Segments. Information on segments is located in Note 18 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 21, 2025, manufactured by us in 20 countries and marketed in more than 180 countries. They are sold to retailers and other customers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as in certain geographies.
Our snacks brands are marketed under brands such as Kellogg’s, Cheez-It, Pringles, Austin, Parati, and RXBAR.  Our frozen foods are marketed under the Eggo and Morningstar Farms brands.
We also market crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Cheez-It, Pringles, and Austin, to supermarkets in the United States through a variety of distribution methods.

Additional information pertaining to the sales across our segments for the years 2022 through 2024 is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Environmental, Social and Governance Leadership. Kellanova’s vision is to be the world’s best snacks-led powerhouse, unleashing the full potential of our differentiated brands and passionate people. Our purpose is creating better days, and a place at the table for everyone, through our trusted food brands. Our vision and purpose are brought to life through our Better Days™ Promise, our promise to advance sustainable and equitable access to food by addressing the intersection of wellbeing, hunger, sustainability, and equity, diversity and inclusion for 4 billion people by the end of 2030 (from a 2015 baseline).

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

Our Commitments. Kellanova Better Days™ Promise, is our promise to create better days for 4 billion people by the end of 2030 (from a 2015 baseline, unless otherwise indicated), includes the following commitments:

•Nourishing 1.5 billion people with our foods and, in doing so, providing clear, science-based, front-of-pack nutrition labeling and by removing industrial trans fats from our recipes by the end of 2030.
•Feeding 400 million people facing food insecurity through food donations, expanded child feeding programs and disaster relief by the end of 2030.
•Advancing the wellbeing of 250,000 people in our food value chain, from farming communities to processors, prioritizing support for vulnerable groups by the end of 2030.
•Kellanova commits to reach net-zero GHG emissions across the value chain by 2050. Our net-zero target has been approved by the Science Based Targets initiative (SBTi).
•Achieving 100% renewable electricity by the end of 2030.
•Reducing water use in global Kellanova-owned manufacturing facilities in high water stress regions by the end of 2030.
•Reducing food waste across our global Kellanova-owned manufacturing facilities by the end of 2030 (from a 2016 baseline).
•Working towards 100% reusable, recyclable or compostable packaging (by volume) by the end of 2030.
•Responsibly sourcing priority ingredients by the end of 2030.
•And, engaging 2 billion people in advocating for sustainable and equitable access to food by the end of 2030.

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

Climate-Related Disclosure. Climate change and food security are considerations for Kellanova to ensure the long-term health and viability of the ingredients we use in our products. As a plant-based food company, the success of Kellanova is dependent on having timely access to high-quality, low-cost ingredients, water and energy for manufacturing globally. Risks are identified annually through annual reporting and evaluated in the short (<3 years), medium (3 - 6 years) and long terms (>6 years). These natural capital dependencies are at risk of shortage, price volatility, regulation, and quality impacts due to climate change which is assessed as part of Kellanova’s overall enterprise risk management approach. Specific risks including climate change, deforestation, water, plastics, and social accountability are specifically identified and assessed on a regular basis, especially in emerging market expansion that fuels company growth.

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

Oversight. Kellanova's Board of Directors, including its Social Responsibility and Public Policy Committee, oversees our Better Days™ Promise social and environmental purpose strategy. Our Senior Vice President Chief Global Corporate Affairs Officer, Senior Vice President Global Supply Chain, Senior Vice President Chief Global Human Resources Officer, Senior Vice President, Global Growth Officer and other executives who report to the Chairman and CEO, are responsible for successfully implementing the strategy and regularly updating the CEO and

Board Committee. Our Chief Sustainability Officer (CSO) reports to the Senior Vice President Chief Global Corporate Affairs Officer. Additionally, numerous leaders are accountable for achieving specific social and environmental commitments, based on their roles.

In addition, Kellanova has a Global Better Days™ Promise Council and Regional Better Days™ Promise Councils. The Councils ensure execution on priority strategies to maximize environmental and social performance, share best practices to ensure we are progressing against our commitments.

Raw Materials. Agricultural commodities, including corn, wheat, rice, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugate, and flexible packaging are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to changes in government policy and regulation (including as a result of new or increased tariffs), changing weather patterns and conditions, climate change, and other supply and/or demand impacting events such as pandemics, geopolitical events, wars or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
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
We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. Although we are unable to predict the impact to our ability to source these materials and services in the future, and supply pressures have decreased, weather and geopolitical issues could result in other disruptions and logistical delays in 2025. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.
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
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net sales during 2024, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2024. During 2024, our top five customers, collectively, including Wal-Mart, accounted for approximately 29% of our consolidated net sales and approximately 46% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 28, 2024 and December 30, 2023 was not material to us.
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

Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2024-$115; 2023-$116; 2022-$111. Information concerning our research and development expense is located in Note 1 within Notes to the Consolidated Financial Statements.
Regulation. Our activities in the United States are subject to regulation by various government agencies, including but not limited to the Food and Drug Administration, the Federal Trade Commission the Departments of Agriculture, Commerce and Labor, the Environmental Protection Agency and the Occupational Health and Safety Administration, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities. Other agencies and bodies outside of the United States, including those of the European Union and various countries, states and municipalities, also regulate our activities.
Environmental Matters. Our facilities are subject to various U.S. and foreign, federal, state, and local laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material proceedings arising under these regulations. In 2024, compliance with existing environmental laws and regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position nor do we believe that compliance with existing environmental laws and regulations will materially affect our consolidated financial condition or our competitive position in 2025.

Human Capital Resources. On December 28, 2024, we had approximately 24,000 employees. The majority of our employees work on a full-time basis. We are also party to numerous collective bargaining agreements. Our human capital objectives include attracting, developing, engaging, rewarding and retaining our employees.

Equity, Diversity and Inclusion: Our goal is to create a place at the table for everyone. We report to our Board of Directors on a periodic basis about the actions we have taken to make progress on our talent strategy, and we are firmly committed to continuing to advance an inclusive work environment. Our equity, diversity and inclusion approach enables us to build a culture where employees are inspired to share their passion, talents and ideas. Our ten Business Employee Resource Groups (BERGs) which include GenK, Gender Equity, Hola (our Latino resource group), Kapable (our resource group for people with disabilities and their supporters), Kellanova African American Resource Group, KVets and supporters, Multicultural, Origens, Proud (our LBGTQ+ resource group), and Women of Kellanova, also play a critical role in attracting talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business.

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

Executive Officers. The names, ages, and positions of our executive officers (as of February 21, 2025) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Nicolas Amaya	51
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

Kris Bahner	55
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

Amit Banati	56
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

Steven A. Cahillane	59
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

Kurt D. Forche	55
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

Todd W. Haigh	54
Senior Vice President and Chief Legal Officer

Mr. Haigh was appointed Interim Chief Legal Officer of Kellanova in June 2024 and became Chief Legal Officer in August 2024. Mr. Haigh previously served as Vice President – Chief Counsel of Kellanova (formerly Kellogg Company). Prior to joining Kellogg Company in 2005, Mr. Haigh was a partner at Kirkland & Ellis LLP, where he worked from 2000 – 2005 and was previously an attorney at the law firm of Jenner & Block from 1997 – 2000. Mr. Haigh holds a Juris Doctor from University of Iowa College of Law and a BBA and MA, Accounting from University of Iowa.

Melissa A. Howell	58
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

Charisse Hughes	54
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

Shumit Kapoor	54
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

Rodrigo Lance	50
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

David Lawlor	57
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

Victor Marroquin	49
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

Availability of Reports; Website Access; Other Information. Our internet address is http://www.kellanova.com. The information contained on, or accessible through, our website is not part of or incorporated into this Annual Report on Form 10-K. All reports required to be filed with the U.S. Securities and Exchange Commission are available and can be accessed free of charge on the SEC’s website at www.sec.gov and are also accessible as soon as reasonably practicable after we file or furnish them to the SEC through the Investor Relations section of our website.
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

Forward-Looking Statements. This Report contains “forward-looking statements” with projections and expectations concerning, among other things, the Company’s restructuring programs; the timing, completion and other effects of the Merger; the integration of acquired businesses; our strategy, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; sustainability performance; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions.

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
Risk Factors Summary
Below is a summary of the principal risks associated with an investment in the Company. This summary should not be relied upon as an exhaustive list of the material risks facing our business.

•We may not complete the proposed Merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
•Uncertainties associated with the Merger could adversely affect our business, results of operations and financial condition.
•Completion of the Merger is conditioned on, among other things, the receipt of certain regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these approvals are not received or waived (as applicable), the Merger will not be completed.
•While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
•Failure to complete the Merger could adversely affect our business and the market price of our shares of common stock.
•In certain instances, the Merger Agreement requires us to pay a termination fee to Acquiror, which could affect the decisions of a third party considering making an alternative acquisition proposal.
•The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
•We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger.
•We and our directors may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.
•Our business is significantly impacted by general macroeconomic conditions, and accordingly, our business, results of operations and financial condition could be materially adversely affected by a negative macroeconomic environment or persistent macroeconomic challenges.
•Pandemics, epidemics or disease outbreaks, may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.
•Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.
•Business disruptions could have an adverse effect on our business, financial condition and results of operations.
•We may not achieve our targeted cost savings and efficiencies from cost reduction initiatives.
•We may not realize the benefits we expect from revenue growth management.
•We may not realize the anticipated benefits from the separation of WK Kellogg Co, which could harm our business.
•The separation could result in substantial tax liability to us and our stockholders.
•If we pursue strategic acquisitions, alliances, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.
•We may not be able to attract, develop and retain the highly skilled people we need to support our business.
•Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor.

•Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels.
•We operate in the highly competitive food industry, including with respect to retail shelf space.
•The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits.
•Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes, identification of changing consumer and customer preferences and behaviors, and meeting these preferences and behaviors.
•Adverse changes in the global climate or extreme weather conditions could adversely affect our business or operations.
•A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition.
•Multiemployer pension plans could adversely affect our business.
•Our postretirement benefit-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.
•We use available borrowings under the credit facilities and other available debt financing for cash to operate our business, which subjects us to market and counter-party risk, some of which is beyond our control.
•We utilize extended payment terms for customers supplemented with receivable sales programs (or “monetization programs”). We also utilize accounts payable tracking systems, which facilitate participating suppliers’ ability to monitor and, if elected at their discretion, sell payment obligations from the Company to designated third-party financial institutions. Together, these programs assist in helping to effectively managing our core working capital. If the extension of customer payment terms is reversed, if we shorten supplier payment terms through negotiation or due to regulation, or if financial institutions terminate their participation in these programs, our ability to maintain current levels of core working capital could be adversely impacted.
•We have a substantial amount of indebtedness.
•An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.
•We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes.
•If our food products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience regulatory enforcement and product liability and/or consumer fraud claims if consumers are injured or damaged as a result.
•Evolving tax, advertising, environmental, licensing, labeling, trade, food quality and safety, intellectual property, data privacy, artificial intelligence, or other regulations or failure to comply with existing regulations and laws could have a material adverse effect on our consolidated financial condition.
•Our operations in certain emerging markets expose us to political, economic and regulatory risks.
•Technology failures, cyber incidents, security incidents, privacy breaches or data breaches could disrupt our operations or reputation and negatively impact our business.
•Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
•We are subject to risks generally associated with companies that operate globally.
•Our performance is affected by general economic, political and social conditions and taxation policies.
•Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results.
•Geopolitical and international regulatory events, uncertainty or other factors may have a negative effect on global economic conditions, financial markets and our business.
•Potential liabilities and costs from litigation could adversely affect our business.

The following are detailed descriptions of our Risk Factors summarized above.

Risks Related to the Merger
We may not complete the proposed Merger within the timeframe we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.
On August 13, 2024, the Company entered into the Merger Agreement with Acquiror, Merger Sub and, solely for the limited purposes set forth therein, Mars, pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Acquiror. Completion of the Merger is subject to a number of closing conditions, including the receipt of required regulatory approvals. The failure to satisfy these closing conditions could jeopardize or delay the consummation of the Merger. The parties to the Merger Agreement may not receive the necessary approvals for the transaction or receive them within the expected timeframe. In addition, the Merger may fail to close for other reasons.

Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the Merger Agreement may be terminated under certain specified circumstances. Certain conditions to the completion of the pending Merger are not within our or Mars’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). As a result, we cannot assure you that the Merger will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame. Refer to Note 1 Accounting Policies – Proposed Merger to our Consolidated Financial Statements located in Item 1 of Part 1 of this Report, for further information.

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

Announcements related to the Merger, as well as any delays in the expected timeframe, could cause disruption in our business and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. These risks and uncertainties include, but are not limited to:

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

Putative shareowner complaints, including shareowner class action complaints, and other complaints filed against the Company, our board of directors, parties involved in the Merger and others in connection with the transactions contemplated by the Merger Agreement may delay or prevent the Merger. In connection with the Merger, we are subject to two outstanding complaints in the Supreme Court of the State of New York, County of New York and are captioned Dan Smith v. Kellanova, et. al., Index No. 655390/2024 (filed October 11, 2024) (the “Smith Complaint”) and Steve Taylor v. Kellanova, et. al., Index No. 655412/2024 (filed October 11, 2024) (the “Taylor Complaint” and, together with the Smith Complaint, the “Merger Actions”).
The Merger Actions generally allege that the definitive proxy statement for the special meeting of shareowners regarding the merger agreement misrepresents and/or omits certain purportedly material information relating to the Company’s financial projections, the analyses performed by the financial advisors and certain conflict-related information and violations of New York common law related to the same. The Merger Actions seek, among other things, an injunction enjoining the consummation of the Merger unless and until certain additional information is disclosed, or its rescinding or actual and punitive damages, and fees and expenses, including reasonable attorneys’ and experts’ fees and expenses, and other relief the court may deem just and proper.
The Company believes the claims asserted in the Merger Actions are without merit but cannot predict the outcome of any such claims. Additional lawsuits arising out of the Merger may also be filed or received in the future. The outcome of any such complaints and any litigation ensuing from such complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations. In addition, if dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger.
Risks Related to Our Business
Our business is significantly impacted by general macroeconomic conditions, and accordingly, our business, results of operations and financial condition could be materially adversely affected by a negative macroeconomic environment or persistent macroeconomic challenges.
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as other global events, have significantly increased macroeconomic uncertainty at a global level. In the recent past, the macroeconomic environment had been characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital and credit markets and increased recession risk. Although many of these conditions improved in the U.S. economy during 2024, uncertainty remains and further changes to fiscal and monetary policy, including increased tariffs and trade restrictions, inflationary pressures resulting from such tariffs and trade restrictions, geopolitical instability and rising international tensions could reverse any improvements. Such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, adverse macroeconomic conditions may affect our customers’ and prospective customers’ operations and financial condition and make it difficult for our customers and prospective customers to accurately forecast and plan future business activities, which may in turn cause our customers to limit their purchase orders or affect their ability to pay amounts owed to us in a timely manner or at all, or adversely affect prospective customers’ ability or willingness to purchase our products. An economic downturn or a recession or increased uncertainty may also lead to increased credit and collectability risks, higher borrowing costs or reduced availability of capital and credit markets, reduced liquidity, adverse impacts on our suppliers, failures of counterparties including financial institutions and insurers, asset impairments, and declines in the value of our financial instruments.
Pandemics, epidemics or disease outbreaks, may disrupt our business, including, among other things, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.
The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern could negatively affect our business, financial condition and results of operations. The occurrence of widespread public health concerns (such as was the case with the COVID-19 pandemic) in some markets could lead to the implementation of restrictions and impact our ability to perform critical functions. A shutdown of one or more of our manufacturing, warehousing or distribution facilities as a result of illness, government restrictions or other workforce disruptions or absenteeism, or reductions in capacity utilization levels, could result in us incurring additional direct costs and experiencing lost revenue. Illness, travel restrictions or workforce disruptions could negatively affect our supply chain, manufacturing, distribution or other business. These disruptions or our failure to effectively respond to them, could increase product or distribution costs, or cause delays or inability to deliver products to our customers. Disruptions to our supply chain in certain markets have occurred from time to time. Disruptions to our work force and supply chain could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition, we may be unable to meet the demand for our products during certain business disruptions. Short-term or sustained increases in consumer demand at our retail customers may exceed our production capacity or otherwise strain our supply chain. We may face additional production disruptions in the future, which may place constraints on our ability to produce products in a timely manner or may increase our costs. Our failure to meet the demand for our products could adversely affect our business and results of operations.
Our businesses rely on independent third parties for the supply of materials for, and the manufacture of, many products. Our businesses could be materially affected if we fail to develop or maintain our relationships with these third parties, if any of these third parties is unable to fulfill its obligations to us, if any of these third parties fails to comply with governmental regulations applicable to the supply of materials for or the manufacturing of our products or if any of these third parties ceases doing business with us or goes out of business. Additionally, from time to time, we experience operational difficulties with these third parties, which may include increases in costs, reductions in the availability of materials or production capacity, delays in the addition of incremental capacity, failures to meet shipment or production deadlines, including as a result of public health crises (such as the COVID-19 pandemic) and related governmental restrictions or mandates and any naturally occurring or climate change induced acute (including extreme weather and natural disasters, such as wildfires) or chronic (including prolonged temperature and weather patterns) climatic events, fire and water stress, cybersecurity incidents, errors in complying with specifications and insufficient quality control. The inability of a third-party supplier or manufacturer to ship orders in a timely manner or in desirable quantities or to meet our safety, quality and social compliance standards or regulatory requirements could have a material adverse impact on our businesses, reputation, financial condition, results of operations and cash flows. In addition, certain of our relationships with third-party manufacturers and suppliers require us to purchase minimum volumes, and we could incur significant penalties if we do not purchase the minimum quantities required under these commitments.
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
The Company received an opinion of counsel and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the spin-off of WK Kellogg Co and certain related transactions as a transaction that is generally tax-free to the Company and the shareowners of the Company for U.S. federal income tax purposes. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the Company’s tax counsel and the IRS relied on certain assumptions, representations and undertakings, including those relating to the past and future conduct of our business, and the opinion would not be valid if such assumptions, representations and undertakings were incorrect. If the IRS ultimately determines that the spin-off is taxable, then the spin-off could be treated as a taxable dividend or capital gain to the Company’s shareowners for U.S. federal income tax purposes, and the Company could incur significant U.S. tax liabilities. In certain circumstances if future significant acquisitions of our stock or the stock of WK Kellogg Co are determined to be part of a plan or series of related transactions that included the spin-off, the distribution would be taxable to us (but not to the Company’s shareowners). In this event, the resulting tax liability could be substantial. In connection with the spin-off, the Company entered into a Tax Matters Agreement with WK Kellogg Co, pursuant to which WK Kellogg Co agreed to not enter into transactions that could cause the spin-off or any related transactions to be taxable to us and to indemnify us for any tax liability resulting from any such transaction. However, there can be no assurance that WK Kellogg Co would have the resources or liquidity required to indemnify the Company for any such tax liability. In addition, these potential tax liabilities may discourage, delay or prevent a change of control of the Company. Under the terms of the Merger Agreement, Kellanova and Acquiror will use their respective reasonable best efforts to obtain an opinion of Acquiror's tax counsel addressed to Acquiror to the effect that, based upon certain facts, assumptions and representations, and subject to certain qualifications and limitations, for U.S. federal income tax purposes, the Merger will not affect the qualification of the spin-off of WK Kellogg Co as a tax-free transaction. However, there can be no assurance that the IRS will not take a contrary position to that of the Acquiror's tax counsel.
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

Additionally, see "Risks Related to the Merger" for a discussion of risks related to the Company's anticipated merger with Mars, including restrictions placed on our operations and activities while the merger transaction is pending.
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
We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals, including, for example, individuals with e-commerce, digital marketing and data analytics capabilities and skilled labor in our manufacturing facilities. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train, develop and retain other talented personnel. Recruiting and retention of talent has become especially challenging in the current employment market and may be further impacted by the pendency of the Merger. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who terminate their employment, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. Further, to the extent that we are unable to locate suitable replacements during the pendency of the Merger, we may need to turn to more expensive and less effective resources, such as consultants or temporary workers, to support our business. Additionally, changes in regional preferences, immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees.
Risks Related to Our Industry
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, packaging, fuel and labor.
Agricultural commodities, including vegetable oils, wheat, corn, sugar, fruits and nuts, potato flakes, rice and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and flexible packaging are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, import and export requirements (including tariffs and trade restrictions), global geopolitical conditions (including war and conflicts, such as the conflicts in Ukraine and the Middle East), general economic conditions (including inflationary pressures), sanctions, drought and other weather conditions (including the potential effects of climate change), a pandemic illness, environmental or other sustainability regulation, or other unforeseen circumstances. Specifically, certain ingredients, packaging and other goods and services have been impacted by an unfavorable macroeconomic environment, including as a result of (among other things) labor shortages and persistent levels of inflation, and although we are unable to predict the impact to our ability to source such materials and services in the future, we expect some supply pressures and market disruptions to continue into 2025. Further, on February 1, 2025, the current U.S. presidential administration announced the imposition of significant new tariffs that will be imposed on imports from Canada, Mexico and China, which, if implemented in the announced form, are expected to negatively impact trade relations, result in retaliatory actions and cause inflationary pressures and higher costs in the near term. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings. Also, sustained price increases may lead to declines in volume as competitors may not adjust their prices, or consumers may decide not to pay the higher prices or may increasingly purchase lower-priced offerings or forego some purchases altogether during an economic downturn or a recession or instances of increased inflationary pressures, which could lead to sales declines and loss of market share. In an inflationary environment, depending on the market conditions of the food industry and mitigating actions, if any, taken by the United States Federal Reserve, we may be unable to raise the prices of our products enough to keep up with the rate of inflation, which would reduce our profit margins, and continued inflationary pressures could impact our business, financial condition, and results of operations. Food processing equipment at our facilities is regularly fueled by natural gas or propane, as well as electricity, oil and solar, which are obtained from local utilities, other local suppliers or onsite. Short-term stand-by propane and/or oil storage exists at several plants for use in case of interruption in natural gas supplies. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, trade tensions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.
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
Further, if the Company does not innovate and successfully respond to shifting consumer demands, our business may suffer. Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance and respond successfully to technological advances by and intellectual property rights of our competitors, and failure to do so could compromise our competitive position and impact our product sales, financial condition, and operating results.
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
Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net sales during 2024, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2024. During 2024, our top five customers, collectively, including Wal-Mart, accounted for approximately 29% of our consolidated net sales and approximately 46% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. Such consolidation can continue to adversely impact our smaller customers’ ability to compete effectively, resulting in an inability on their part to pay for our products or reduced or canceled orders of our products. In addition, larger retailers have the scale to develop supply chains that permit them to operate with reduced inventories or to develop and market their own private label products. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. As a result of the consolidated nature of the retail environment, the loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
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
There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and consumer concerns regarding the health effects of ingredients such as sodium, trans fats, genetically modified organisms, sugar, or other product ingredients or attributes, or a shift in consumer demand away from processed foods, and the availability of substitute products. Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty, reduced demand and price reductions for our brands and products. Additionally, certain weight loss drugs, which may suppress a person’s appetite, may impact demand for our products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets, including through the expansion into complementary product categories.

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
Additionally, we face climate-related transition risks, including new legislation and regulation aimed at addressing climate change and shifts in market preferences for more sustainable products and services. Climate change is a significant topic of discussion among foreign, federal, state and local regulatory and legislative bodies and regulatory activity and environmental policies relating to climate change has generated and may continue to generate regulatory responses, including laws regulating greenhouse gas emissions, water consumption, the security of certain chemicals, and single use plastics. This increased focus may result in new or increased laws and regulations that could cause significant increases in our costs of operation and deliver. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. In addition, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. Our business may face increased scrutiny from the investment community, customers, consumers, employees, activists, media, regulators and other stakeholders, some of which may have conflicting opinions, related to our sustainability initiatives, including the goals, targets and objectives that we announce, and our methodologies and timelines for pursuing them. Any failure to meet or delay in meeting, or perceived failure to meet or delay in meeting, stakeholder expectations on environmental or sustainability matters or any perception of a failure to act responsibly with respect to the environment could lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our financial results or our ability to raise capital, as well as expose us to regulatory and legal risks. As a result, climate change as well as actions taken to mitigate the adverse effects of climate change could negatively affect our business and operations.

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
We participate in “multiemployer” pension plans administered by labor unions representing some of our U.S. based employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make withdrawal liability payments, and we would have to reflect that as an expense in our Consolidated Statement of Income and as a liability on our consolidated balance sheet. Our withdrawal liability obligation to a multiemployer plan would depend, in part, on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. One of the multiemployer plans in which we participate is reported to have significant underfunded liabilities. Such underfunding could impact the size of our potential withdrawal liability.
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
We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 28, 2024, we had total debt of approximately $5.7 billion and total Kellanova equity of $3.8 billion. Our substantial indebtedness could have important consequences, including (i) impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade, (ii) a downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both, (iii) restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business, (iv) requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings, (v) and causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage. Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness or incur new indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.
An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.
The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected. The Company has, in the past, recognized non-cash impairments. Any significant sustained adverse change in consumer purchasing behaviors, government restrictions, financial results, or macroeconomic conditions could result in future impairments.
As of December 28, 2024, the carrying value of intangible assets totaled approximately $6.8 billion, of which $5.0 billion was goodwill and $1.8 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.6 billion and total Kellanova equity of $3.8 billion.
Risks Related to Regulations and Litigation
We face risks related to tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. The future effective tax rate could be affected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation. The Organization for

Economic Cooperation and Development (OECD) has introduced a framework to implement a global minimum corporate income tax. Several countries in which we operate have adopted, and others are in the process of introducing and finalizing legislation to implement the global minimum corporate income tax. Many aspects of the framework were effective for tax years beginning in January 2024, with certain remaining impacts to be effective in 2025. While we do not expect the global minimum corporate income tax to have a material impact to our effective tax rate in 2025, as the OECD releases additional guidance and countries implement legislation, we will continue to analyze any potential impacts. To the extent that additional OECD and legislative changes take place in countries we operate, it is possible the changes may adversely impact our effective tax rate. We are also subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position. We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

If our food products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience regulatory enforcement and product liability and/or consumer fraud claims if consumers are injured or damaged as a result.
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
Our activities and products, including our operation of our manufacturing facilities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, U.S. Customs and Border Protection, the Environmental Protection Agency and the Occupational Health and Safety Administration, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
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
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive labeling and marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anti-corruption standards, advertising and claims, data privacy, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling, data privacy, or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling, including front of pack labeling, regulations regarding ingredient content, and serving size regulations, and new corporate sustainability reporting requirements in the EU and elsewhere), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation.
Modifications to international trade policy, including the possible withdrawal or termination of the United States-Mexico-Canada Agreement, changes in the European Union (such as Brexit), or the imposition of increased or new tariffs, regulatory retaliatory actions imposed by various governments, quotas or trade barriers on key commodities with other countries could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows. Higher duties on existing tariffs or additional tariffs imposed by the United States on a broader range of imports, including those imposed, or pending imposition, by the current U.S. presidential administration on imports from Canada, Mexico and China, or retaliatory trade measures taken by those other countries in response, could result in an increase in supply chain costs that we are not able to offset.
Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the UKBA, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations. In addition, competition in emerging markets is increasing as our competitors grow their global operations and low-cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and regulatory risks, our product sales, financial condition and results of operations could be materially and adversely affected.
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
We are a global company and generated approximately half of our net sales for both 2024 and 2023 outside the United States. We manufacture our products in 20 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:
(i) compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations;
(ii) compliance with anti-corruption laws, including the FCPA and UK Bribery Act (the “UKBA”);
(iii) compliance with antitrust and competition laws, data privacy laws, artificial intelligence, and a variety of other local, national and multi-national regulations and laws in multiple regimes;
(iv) imposition of more or new tariffs, quotas, trade barriers, trade sanctions, embargoes, price controls, and similar restrictions in the countries in which we or our suppliers or manufacturers operate or regulations, taxes or policies that might negatively affect our sales, including on trade between the United States and other countries where Kellanova's products are manufactured or sold;
(v) changes in trade policies and trade relations;
(vi) political sentiment impacting global trade, including the willingness of non-U.S. consumers to purchase from U.S. corporations;
(vii) changes in tax laws, interpretation of tax laws and tax audit outcomes;
(viii) fluctuations or devaluations in currency values, especially in emerging markets;
(ix) changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States;
(x) changes in local regulations and laws, the lack of well-established, reliable and/or impartial legal systems in certain countries in which we operate and the uncertainty of enforcement of remedies in such jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;
(xi) laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection;
(xii) the ongoing longer-term impact of changes in international trade policies (including Brexit) on the local and international markets, the flow of goods and materials across borders, and political environments;
(xiii) discriminatory or conflicting fiscal policies;

(xiv) challenges associated with cross-border product distribution;
(xv) increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments;
(xvi) varying abilities to enforce intellectual property, contractual, and other legal rights;
(xxvii) greater risk of uncollectible accounts and longer collection cycles,
(xviii) loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses;
(xix) design and implementation of effective control environment processes across our diverse operations and employee base; and
(xx) greater risk of uncollectible accounts or trade receivables and longer collection cycles.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest and government shutdowns, civil strife, acts of war, public corruption, expropriation and other economic or political or social uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations. There may be uncertainty as a result of key global events during 2024 that are expected to continue throughout 2025. For example, rising interest rates and inflation, recessionary pressures, geopolitical uncertainty, including wars and conflicts, fiscal and monetary policy uncertainty, international trade disputes, as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
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
We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, and Nigerian Naira. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. For example, during the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria, with elevated inflation rates continuing. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements decreased significantly compared to prior periods. In the fourth quarter of 2024, we determined that Nigeria is considered a highly inflationary economy for US GAAP purposes.
Geopolitical and international regulatory events, uncertainty or other factors may have a negative effect on global economic conditions, financial markets and our business.
Global political uncertainties, disruptions or major regulatory or policy changes, and/or the enforcement thereof may affect our business, financial performance, operations or products, including the ongoing impact of changes in international trade policies (for example, the United Kingdom’s exit from the European Union). Additionally, there is risk arising out of the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that affect our industry and our business. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. Trade restrictions and export regulations, or increases in tariffs and additional taxes, including those imposed or pending imposition by the current U.S. presidential administration on imports from Canada, Mexico and China, and retaliatory measures imposed by various governments, can negatively impact our supply chain complexity and our manufacturing costs, decrease margins, or restrict our ability to sell products, provide services or purchase supplies, any or all of which could have a material and adverse effect on our business, results of operations, or financial condition.
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
There is no guarantee that we will be successful in defending ourselves in civil, criminal or regulatory actions (inclusive of class action lawsuits and foreign litigation), including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and marketing claims, consumer health claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. As a result, we could incur substantial costs and fees and/or damage to our reputation in defending ourselves or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers, employees, and shareowners, which could have a material adverse effect on our reputation, the market price of our common stock, results of operations and financial condition.

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

The Company, as a part of its program has a documented cybersecurity incident response plan and conducts tabletop exercises to enhance incident response preparedness. Business continuity and disaster recovery plans are used to prepare for a potential disruption in technology we rely on. The Company is a member of cybersecurity intelligence and risk sharing organizations. Employees undergo security awareness training.

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

We operated, as of February 21, 2025, offices, manufacturing plants and distribution and warehousing facilities totaling more than 32 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States are located in San Jose, California; Rome, Georgia; Kansas City, Kansas; Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; and Jackson, Tennessee.

Outside the United States, we had, as of February 21, 2025, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Colombia, Ecuador, Egypt, Ghana, Great Britain, India, Japan, Malaysia, Mexico, Nigeria, Poland, South Africa, South Korea, Spain, Thailand, and Turkey.
We own many of our principal properties, including our principal research and development center and manufacturing facilities in the United States, and no owned property is subject to any major lien or other encumbrance. We lease our corporate headquarters, our distribution facilities (including related warehousing facilities) and offices of non-plant locations. In general, we consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

ITEM 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, product labeling, environmental, intellectual property, employment and other actions. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on our financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market for trading Kellanova shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At December 28, 2024 there were approximately 21,967 shareholders of record.
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended December 28, 2024.

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 9/29/24-10/26/24	—	$—	—	$1,330
Month #2: 10/27/24-11/23/24	—	$—	—	$1,330
Month #3: 11/24/24-12/28/24	—	$—	—	$1,330

ITEM 6. OTHER INFORMATION

None.

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

Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals. At a special meeting of shareowners held on November 1, 2024, the Company's shareowners approved the Merger Agreement. Currently, the Company expects the Merger to close in the first half of 2025; however, the exact timing of the completion of the Merger, if at all, cannot be predicted with any certainty.

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

In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the Kellanova Consolidated Statement of Income and, as such, have been excluded from both continuing operations and segment results for fiscal years 2023 and 2022. The recast operating profit for 2023 and 2022 includes certain costs that are reported in continuing operations but relate to items that will be reimbursed by the transition services agreement (“TSA”) with WK Kellogg Co. We expect that the costs for such services will be fully reimbursed under the TSA for the applicable future periods. Following the end of the TSA period, we expect that such costs will no longer be incurred by Kellanova.

The consolidated statements of cash flows for 2023 and 2022 are presented on a consolidated basis for both continuing operations and discontinued operations.

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

The country of Nigeria has continued to experience elevated inflation rates. As of the fourth quarter of 2024 Nigeria is considered a highly inflationary economy for US GAAP purposes. For financial statements of subsidiaries operating in highly inflationary economies, the U.S. dollar has been designated as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in other income and expense. Our Nigerian subsidiaries had a net monetary liability balance of approximately $128 million as of December 28, 2024. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented. The impact of highly inflationary accounting during 2024 was not material but could become material in future periods subject to volatility in exchange rates.

The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of December 28, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 6% of our consolidated net sales for the year ended December 28, 2024 but could become a smaller percentage of our overall sales if exchange rates as of year-end persist or decline further in 2025.

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
•Adjusted: gross profit, gross margin, operating profit, operating margin, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, costs of the proposed merger, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.
•Currency-neutral adjusted: gross profit, gross margin, operating profit, operating margin, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, costs of the proposed merger, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.
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
•Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, costs of the separation transaction, costs of the proposed merger, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments, and certain foreign currency contracts, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate, and other impacts to tax expense. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans were recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that were recognized in the quarter they occur. We recorded a pre-tax mark-to-market gain of $155 million in 2024, a pre-tax mark-to-market loss of $163 million for 2023, and a pre-tax mark-to-market loss of $369 million for 2022. Included within the aforementioned totals was a pre-tax mark-to-market gain for pension plans of $14 million for 2024, a pre-tax mark-to-market loss for pension plans of $146 million for 2023, and a pre-tax mark-to-market loss for pension plans of $229 million for 2022.

Separation costs
The Company successfully completed the separation of its North America cereal business on October 2, 2023. As a result, we incurred pre-tax charges related to the separation, primarily related to legal and consulting costs, of $36 million for 2024, $60 million for 2023, and $8 million for 2022.

Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment, of $143 million for the year ended December 28, 2024.

Proposed merger costs
In August 2024, the Company entered into the Merger Agreement under which Mars has agreed to acquire Kellanova, subject to customary closing conditions, including the receipt of required regulatory approvals. In conjunction with the agreement, we incurred pre-tax charges, primarily related to legal and consulting costs, of $30 million for the year ended December 28, 2024.

Gain on sale of property
In December 2024, the Company sold property resulting in a gain of $23 million.

Business and portfolio realignment
One-time costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and completed and prospective divestitures and acquisitions. As a result, we incurred pre-tax charges, primarily related to reorganizations of $7 million in 2024, $2 million in 2023, and $15 million in 2022.

Domestic tax benefit
In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, we recognized a tax benefit of $41 million for the year ended December 28, 2024 related to the excess of tax basis over book on our investment in the subsidiary.

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

Financial results
For the full year ended December 28, 2024, our reported net sales decreased 2.8% versus the prior year due to adverse foreign currency translation, the extended impact of elasticity on volume, and the mid-2023 divestiture of its business in Russia, partially offset by positive price/mix. Organic net sales increased 5.6% from the prior year after excluding the impact of foreign currency.

Reported operating profit increased 24.4% versus the prior year due to a favorable swing in mark-to-market impacts, improvement in gross profit margin due to productivity and moderating supply chain cost inflation, and the reimbursement for transition services provided to WK Kellogg Co. Currency-neutral adjusted operating profit increased 21.3%, after excluding the impact of mark-to-market, network optimization, separation costs, proposed merger costs, intangible asset impairment, gain on property sale, and foreign currency.

Reported diluted EPS of $3.88 for the year increased 72.4% compared to the prior year EPS of $2.25 due to the higher operating profit, a positive swing in mark-to-market impacts, and a positive swing in one-time tax items. Currency-neutral adjusted diluted EPS of $3.92 for the year increased 21.4% compared to prior year EPS of $3.23, after excluding the impact of significant items impacting comparability.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2024	2023
Reported net income attributable to Kellanova	$1,343	$951
Mark-to-market (pre-tax)	155	(163)
Separation costs (pre-tax)	(36)	(60)
Network optimization (pre-tax)	(143)	—
Proposed merger costs (pre-tax)	(30)	—
Business and portfolio realignment (pre-tax)	(7)	(2)
Intangible asset impairment (pre-tax)	—	(34)
Loss on divestiture	—	(113)
Gain on property sale (pre-tax)	23	—
Income tax impact applicable to adjustments, net*	5	55
Valuation allowance	—	(21)
Domestic tax benefit	41	—
Adjusted net income attributable to Kellanova	$1,336	$1,289
Foreign currency impact	(22)	—
Currency-neutral adjusted net income attributable to Kellanova	1,358	$1,289
Reported diluted EPS	$3.88	$2.25
Mark-to-market (pre-tax)	0.45	(0.47)
Separation costs (pre-tax)	(0.10)	(0.17)
Network optimization (pre-tax)	(0.41)	—
Proposed merger costs (pre-tax)	(0.09)	—
Business and portfolio realignment (pre-tax)	(0.03)	(0.01)
Intangible asset impairment (pre-tax)	—	(0.10)
Loss on divestiture	—	(0.33)
Gain on property sale (pre-tax)	0.07	—
Income tax impact applicable to adjustments, net*	0.01	0.17
Valuation allowance	—	(0.06)
Domestic tax benefit	0.12	—
Adjusted diluted EPS	$3.86	$3.23
Foreign currency impact	(0.06)	—
Currency-neutral adjusted diluted EPS	3.92	$3.23
Currency-neutral adjusted diluted EPS growth	21.4%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2024 compared to 2023
The following tables provide an analysis of net sales and operating profit performance for 2024 versus 2023:

Year ended December 28, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,580	$2,499	$1,261	$2,413	$(4)	$12,749
Foreign currency	(5)	19	(63)	(1,009)	—	(1,058)
Organic net sales	$6,586	$2,479	$1,324	$3,422	$(4)	$13,807

Year ended December 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,574	$2,501	$1,265	$2,785	$(4)	$13,122
Divestitures	—	48	—	—	—	48
Organic net sales	$6,574	$2,453	$1,265	$2,785	$(4)	$13,073

% change - 2024 vs. 2023:
Reported growth	0.1%	(0.1)%	(0.3)%	(13.3)%	n/m	(2.8)%
Foreign currency	(0.1)%	0.8%	(4.9)%	(36.2)%	n/m	(8.0)%
Currency-neutral growth	0.2%	(0.9)%	4.6%	22.9%	n/m	5.2%
Divestitures	—%	(2.0)%	—%	—%	n/m	(0.4)%
Organic growth	0.2%	1.1%	4.6%	22.9%	n/m	5.6%
Volume (tonnage)	(0.8)%	(4.5)%	1.3%	(0.5)%	n/m	(1.1)%
Pricing/mix	1.0%	5.6%	3.3%	23.4%	n/m	6.7%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 28, 2024
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$1,272	$319	$142	$298	$(158)	$1,873
Mark-to-market	—	—	7	—	162	168
Separation costs	(29)	—	—	—	(6)	(36)
Network Optimization	(65)	(79)	—	—	—	(143)
Business and portfolio realignment	(3)	—	—	(1)	(3)	(7)
Gain on property sale	—	—	—	23	—	23
Proposed merger costs	—	—	—	—	(30)	(30)
Adjusted operating profit	$1,370	$398	$136	$276	$(280)	$1,899
Foreign currency impact	(1)	5	(5)	(63)	—	(63)
Currency-neutral adjusted operating profit	$1,370	$393	$141	$339	$(280)	$1,962

Year ended December 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$1,024	$357	$130	$270	$(276)	$1,505
Mark-to-market	—	—	(3)	—	(14)	(17)
Intangible asset impairment	(34)	—	—	—	—	(34)
Separation costs	(42)	—	(3)	—	(14)	(60)
Business and portfolio realignment	—	1	(2)	—	(1)	(2)
Adjusted operating profit	$1,100	$356	$138	$270	$(247)	$1,618

% change - 2024 vs. 2023:
Reported growth	24.3%	(10.7)%	9.5%	10.3%	42.7%	24.4%
Mark-to-market	—%	—%	7.3%	—%	64.9%	12.4%
Intangible asset impairment	4.0%	—%	—%	—%	—%	2.4%
Separation costs	2.0%	—%	2.2%	—%	4.5%	1.9%
Network optimization	(5.9)%	(22.1)%	—%	—%	—%	(8.9)%
Business and portfolio realignment	(0.3)%	(0.2)%	1.5%	(0.3)%	(0.9)%	(0.3)%
Gain on property sale	—%	—%	—%	8.6%	—%	1.4%
Proposed merger costs	—%	—%	—%	—%	(12.3)%	(1.9)%
Adjusted growth	24.5%	11.6%	(1.5)%	2.0%	(13.5)%	17.3%
Foreign currency impact	—%	1.3%	(3.5)%	(23.3)%	0.1%	(4.0)%
Currency-neutral adjusted growth	24.5%	10.3%	2.0%	25.3%	(13.6)%	21.3%

Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales increased 0.1% year on year, as the positive impact of prior-year revenue growth management actions more than offset pressure on volume from prolonged industry-wide demand softness. Organic net sales increased 0.2% after excluding the impact of foreign currency.

Net sales % change - 2024 vs. 2023:
North America	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	0.1%	(0.1)%	0.2%	—%	0.2%
Frozen	0.1%	(0.2)%	0.3%	—%	0.3%

North America snacks net sales increased 0.1% driven by growth in Pringles.

North America frozen foods net sales increased 0.1% on volume growth in Eggo.

North America operating profit increased by 24% reflecting productivity and moderating supply chain cost pressures, as well as the reimbursement for expenses related to transition services provided to WK Kellogg Co, all of which was partially offset by costs of network optimization and separation costs. Currency-neutral adjusted operating profit increased 25%, after excluding the impact of network optimization, separation costs, intangible asset impairment, and business and portfolio realignment.

Europe
Reported net sales decreased 0.1%, reflecting price/mix growth and positive foreign currency translation, offset by the mid-2023 divestiture of our operations in Russia, and prolonged softness in its categories. Organic net sales increased 1.1% after excluding the impact of the divestiture and foreign currency.

Net sales % change - 2024 vs. 2023:
Europe	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	1.5%	0.6%	0.9%	(2.0)%	2.9%
Cereal	(2.1)%	1.0%	(3.1)%	(1.9)%	(1.2)%

Snacks net sales growth was led by sustained momentum in Pringles and price/mix growth across key markets.

Cereal net sales declined slightly on a reported basis primarily due to the divestiture.

Reported operating profit decreased by 11%, reflecting charges related to a manufacturing network optimization project, the divestiture, and increased brand building investment, partially offset by favorable foreign currency translation, productivity, and reduced overhead. Currency-neutral adjusted operating profit increased 10% after excluding the impact of the divestiture and foreign currency.

Latin America
Reported net sales decreased 0.3% as adverse foreign currency translation offset growth in volume and price/mix. Organic net sales increased 4.6%, after excluding the impact of foreign currency.

Net sales % change - 2024 vs. 2023:
Latin America	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	(0.9)%	(6.1)%	5.2%	—%	5.2%
Cereal	0.1%	(4.3)%	4.4%	—%	4.4%

Snacks net sales were down slightly as unfavorable foreign currency offset price/mix growth.

Cereal net sales increased slightly as volume growth was largely offset by unfavorable foreign currency.

Reported operating profit increased by 9.5%, due to a favorable swing in mark-to-market impacts along with productivity and lower supply chain cost pressures, partially offset by adverse foreign currency translation. Currency-neutral adjusted operating profit increased 2.0% after excluding the impact of mark-to-market and foreign currency.

AMEA
Reported net sales decreased 13%, as significantly adverse foreign currency translation driven by the devaluation of the Nigerian Naira more than offset growth in price/mix. Organic net sales increased 23% after excluding foreign currency.

Net sales % change - 2024 vs. 2023:
AMEA	Reported Net Sales Growth	Foreign Currency	Currency-Neutral Net Sales Growth	Divestiture	Organic Net Sales Growth
Snacks	0.8%	(5.9)%	6.7%	—%	6.7%
Cereal	(3.2)%	(5.4)%	2.2%	—%	2.2%
Noodles and Other	(29.3)%	(77.2)%	47.9%	—%	47.9%

Snacks net sales increased due primarily to strong growth in Pringles across the region.

Cereal net sales declined on a reported basis, as unfavorable foreign currency more than offset higher price/mix growth.

Noodles and other net sales decreased due to unfavorable foreign currency that more than offset growth in volume and price/mix.

Reported operating profit increased by 10%, as price/mix growth and a gain on the sale of property more than offset significantly adverse foreign currency translation. Currency-neutral adjusted operating profit increased 25%, after excluding the gain on sale of property, and the impact of foreign currency.

Corporate
Reported operating profit increased significantly versus the prior year due primarily to favorable mark-to-market year over year impacts. Currency-neutral adjusted operating profit decreased $33 million from the prior year after excluding the impact of mark-to-market, proposed merger costs, and separation costs.

Net sales and operating profit
2023 compared to 2022
The following tables provide an analysis of net sales and operating profit performance for 2023 versus 2022:

Year ended December 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,574	$2,501	$1,265	$2,785	$(4)	$13,122
Foreign currency impact	(9)	54	86	(643)	—	(513)
Organic net sales	$6,583	$2,448	$1,179	$3,428	$(3)	$13,635

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$6,330	$2,310	$1,088	$2,933	$(9)	$12,653
Divestitures	—	68	—	—	—	68
Organic net sales	$6,330	$2,243	$1,088	$2,933	$(9)	$12,585

% change - 2023 vs. 2022:
Reported growth	3.8%	8.3%	16.3%	(5.1)%	n/m	3.7%
Foreign currency	(0.2)%	2.3%	7.9%	(22.0)%	n/m	(4.1)%
Currency-neutral growth	4.0%	6.0%	8.4%	16.9%	n/m	7.8%
Divestitures	—%	(3.2)%	—%	—%	n/m	(0.5)%
Organic growth	4.0%	9.2%	8.4%	16.9%	n/m	8.3%
Volume (tonnage)	(6.1)%	(6.2)%	(7.0)%	0.8%	n/m	(4.0)%
Pricing/mix	10.1%	15.4%	15.4%	16.1%	n/m	12.3%
Note: Tables may not foot due to rounding.
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 30, 2023
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$1,024	$357	$130	$270	$(276)	$1,505
Mark-to-market	—	—	(3)	—	(14)	(17)
Separation costs	(42)	—	(3)	—	(14)	(60)
Business and portfolio realignment	—	1	(2)	—	(1)	(2)
Intangible asset impairment	(34)	—	—	—	—	(34)
Adjusted operating profit	$1,100	$356	$138	$270	$(247)	$1,618
Foreign currency impact	—	9	10	(32)	4	(10)
Currency-neutral adjusted operating profit	$1,101	$348	$128	$303	$(251)	$1,628

Year ended December 31, 2022
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$907	$329	$116	$252	$(393)	$1,212
Mark-to-market	—	—	(2)	—	(138)	(140)
Separation costs	(8)	—	—	—	—	(8)
Business and portfolio realignment	(12)	1	—	—	(4)	(15)
Adjusted operating profit	$927	$328	$118	$252	$(252)	$1,374

% change - 2023 vs. 2022:
Reported growth	12.8%	8.5%	12.0%	7.1%	29.9%	24.3%
Mark-to-market	—%	—%	(0.5)%	—%	32.3%	11.7%
Separation costs	(3.6)%	—%	(2.6)%	—%	(5.6)%	(3.7)%
Business and portfolio realignment	1.5%	—%	(1.6)%	—%	1.1%	1.2%
Intangible asset impairment	(3.8)%	—%	—%	—%	—%	(2.6)%
Adjusted growth	18.7%	8.5%	16.7%	7.1%	2.1%	17.7%
Foreign currency impact	—%	2.6%	8.7%	(12.8)%	1.8%	(0.7)%
Currency-neutral adjusted growth	18.7%	5.9%	8.0%	19.9%	0.3%	18.4%
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

Net sales % change - 2023 vs. 2022:
North America	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	4.6%	(0.1)%	4.7%
Frozen	(0.4)%	(0.2)%	(0.2)%
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

Net sales % change - 2023 vs. 2022:
Latin America	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	12.4%	5.6%	6.8%
Cereal	18.9%	9.5%	9.4%

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

Net sales % change - 2023 vs. 2022:
AMEA	Reported Net Sales Growth	Foreign Currency	Organic Net Sales Growth
Snacks	8.3%	(7.3)%	15.6%
Cereal	(1.0)%	(7.0)%	6.0%
Noodles and other	(14.0)%	(38.4)%	24.4%

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

Margin performance
2024 versus 2023 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2024	2023
Reported gross margin (a)	35.6%	32.6%	3.0
Mark-to-market	1.3%	(0.1)%	1.4
Separation costs	(0.1)%	—%	(0.1)
Network optimization	(1.1)%	—%	(1.1)
Business and portfolio realignment	—%	—%	—
Gain on property sale	0.2%	—%	0.2
Adjusted gross margin	35.3%	32.7%	2.6
Foreign currency impact	1.3%	—%	1.3
Currency-neutral adjusted gross margin	34.0%	32.7%	1.3
Note: Tables may not foot due to rounding.
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin equals gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin increased 300 basis points versus the prior year due primarily to favorable mark-to-market, productivity and moderating supply chain cost inflation, reimbursement for transition services provided to WK Kellogg Co, and impact from select currency devaluations, partially offset by network optimization costs. Currency-neutral adjusted gross margin increased 130 basis points compared to 2023.

Our 2024 and 2023 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2024	2023
Reported gross profit (a)	$4,544	$4,283
Mark-to-market	172	(6)
Separation costs	(11)	(3)
Network optimization	(143)	—
Business and portfolio realignment	—	(2)
Gain on property sale	23	—
Adjusted gross profit	4,503	4,294
Foreign currency impact	(185)	—
Currency-neutral adjusted gross profit	$4,689	$4,294
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
(a) Reported gross margin equals gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

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

Interest expense and interest income
Interest expense was $311 million and $303 million for the years ended December 28, 2024 and December 30, 2023, respectively.

The increase from the prior year is due primarily to higher average interest rates on long-term debt outstanding after second quarter debt issuances.

Interest income (recorded in other income (expense), net) was $105 million and $101 million for the years ended December 28, 2024 and December 30, 2023, respectively. The increase from the prior year is due to slightly higher average cash deposits.
Income taxes
Our reported effective tax rate for 2024 and 2023 was 18.4% and 24.8%, respectively.

In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, the Company recognized a $41 million domestic tax benefit during the third quarter of 2024 for the excess of tax basis over book on the Company's investment in the subsidiary. The lower reported effective tax rate versus the prior year is due primarily to this domestic tax benefit.

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2024 and 2023.

Consolidated results (dollars in millions)	2024	2023
Reported income taxes	$304	$258
Mark-to-market	39	(28)
Separation costs	(7)	(22)
Network optimization	(34)	—
Business and portfolio realignment	(2)	4
Intangible asset impairment	—	(8)
Proposed merger costs	(7)	—
Gain on property sale	5	—
Foreign valuation allowance	—	21
Domestic tax benefit	(41)	—
Adjusted income taxes	$350	$291
Reported effective income tax rate	18.4%	24.8%
Mark-to-market	0.7	1.1
Separation costs	—	(0.6)
Network optimization	(0.3)	—
Business and portfolio realignment	—	0.2
Proposed merger costs	—	—
Intangible asset impairment	—	—
Loss on divestiture	—	1.8
Foreign valuation allowance	—	1.6
Domestic tax benefit	(2.8)	—
Adjusted effective income tax rate	20.7%	20.7%
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

LIQUIDITY AND CAPITAL RESOURCES
At this time we anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We currently have $2.25 billion of unused revolving credit agreements, including $1.5 billion effective through 2026 and $750 million effective through December 2025, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods. We continue to utilize available capacity within the Monetization Programs to maintain financial flexibility without negatively impacting working capital.

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

We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate. Supplier payment term modifications did not have a material impact on our cash flows during 2024 and are not expected to have a material impact in 2025.

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
We had negative working capital of $0.9 billion and $1.7 billion as of December 28, 2024 and December 30, 2023, respectively.
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

The following table sets forth a summary of our cash flows:

(dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$1,760	$1,645
Investing activities	(750)	(562)
Financing activities	(607)	(1,110)
Effect of exchange rates on cash and cash equivalents	17	2
Net increase (decrease) in cash and cash equivalents	$420	$(25)
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for 2024 totaled $1,760 million compared to $1,645 million in the prior year. The increase is due primarily to the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024, offset by the absence of cash provided by the WK Kellogg Co following the divestiture in the third quarter of 2023. During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a portion of the plan surplus. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows.

Our total pension and postretirement benefit plan funding amounted to $55 million and $42 million for the years ended December 28, 2024 and December 30, 2023, respectively.
The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will be subject to minimum PPA funding requirements in 2025.
We currently project that we will make total U.S. and foreign benefit plan contributions in 2025 of approximately $187 million. Actual 2025 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2024	2023
Net cash provided by operating activities	$1,760	$1,645
Additions to properties	(628)	(677)
Free cash flow	$1,132	$968
Investing activities
Our net cash used in investing activities for 2024 totaled $750 million compared to $562 million in 2023 due primarily to the purchase of marketable securities in conjunction with the distribution from the postretirement healthcare plan partially offset by lower capital expenditures.

Capital spending in 2024 included investments in our supply chain infrastructure, including manufacturing capacity expansions in multiple markets.
Cash paid for additions to properties as a percentage of net sales was 4.9% and 5.1% in 2024 and 2023, respectively.
Financing activities
Our net cash used in financing activities totaled $607 million compared to $1,110 million during the prior year. The decrease in cash used in financing activities is due primarily to higher net payoff of notes payable and long-term debt in the prior year, higher repurchases of Company stock during the prior year, and higher proceeds from issuance of stock in the current year.

Total debt was $5.7 billion and $5.9 billion at year-end 2024 and 2023, respectively.

The following table reflects net debt amounts:

(millions, unaudited)	December 28, 2024	December 30, 2023
Notes payable	$113	$121
Current maturities of long-term debt	632	663
Long-term debt	4,998	5,089
Total debt liabilities	$5,743	$5,873
Less:
Cash and cash equivalents	694	274
Net debt	$5,049	$5,599

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

In November 2022, we repaid €600 million, five-year 0.80% Euro Notes due 2022, upon maturity.
We paid quarterly dividends to shareholders totaling $2.26 per share in 2024 versus $2.34 per share in 2023. On February 21, 2025, the Board of Directors declared a dividend of $.57 per common share, payable on March 14, 2025 to shareholders of record at the close of business on March 3, 2025.
We entered into an unsecured Five-Year Credit Agreement in December 2021, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in December 2026.

In December 2024, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $750 million at any time outstanding, to replace the $1.0 billion 364-day facility that was set to expire in December 2024.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as of December 28, 2024, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at December 28, 2024.

Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of December 28, 2024.
The Notes do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in December 2025, as well as our Five-Year Credit Agreement, which expires in December 2026. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
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
Monetization and Accounts Payable Tracking Systems
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $653 million and $697 million remained outstanding under this arrangement as of December 28, 2024 and December 30, 2023, respectively.

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

If financial institutions were to terminate their participation in the Monetization Programs and we are not able to modify related customer payment terms, working capital could be negatively impacted. Additionally, working capital could be negatively impacted if we shorten our supplier payment terms as a result of supplier negotiations. For suppliers participating in the Accounts Payable Tracking Systems, financial institutions may terminate their participation, or we could experience a downgrade in our credit rating that could result in higher costs to suppliers. If working capital is negatively impacted as a result of these events and we were unable to secure alternative programs, we may have to utilize our various financing arrangements for short-term liquidity or increase our long-term borrowings.

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

A summary of our operating and finance lease obligations as of December 28, 2024 can be found in Note 9 “Leases and Other Commitments”, to the Consolidated Financial Statements contained in this report.

A summary of principal payments for long-term debt as of December 28, 2024 can be found in Note 10 “Notes Payable and Long-term Debt”, to the Consolidated Financial Statements contained in this report.

Interest payments will be approximately $175 million per year from 2025 through 2029 and approximately $1.1 billion in total from 2030 through the last debt maturity date.

A summary of our pension and postretirement benefit obligations as of December 28, 2024 can be found in Notes 12 “Pension Benefits” and Note 13 “Nonpension Postretirement and Postemployment Benefits”, to the Consolidated Financial Statements contained in this report. See Note 15 “Income Taxes”, to the Consolidated Financial Statements contained in this report for discussion of uncertain tax positions.

Our unconditional purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. As of December 28, 2024, unconditional purchase obligations totaled approximately $1.2 billion. Approximately $1.0 billion of these unconditional purchase obligations will be settled in the ordinary course of business in the next 12 months.

As of December 28, 2024, we did not have any material off balance sheet arrangements.

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
Goodwill and other intangible assets
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, we may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may instead perform a quantitative impairment test. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. The reporting unit’s fair value is estimated using a combination of market multiples and discounted cash flow methodologies. The market multiples approach is based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to our reporting units. The discounted cash flow approach incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of a reporting unit exceeds its fair value, we consider the reporting unit impaired and reduce its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.

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

At December 28, 2024, goodwill and other intangible assets amounted to $6.8 billion, consisting primarily of goodwill and brands. Within this total, approximately $1.7 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.6 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America operating segment.

The Company's annual reporting unit goodwill impairment testing, performed through the fourth quarter of 2024, consisted of qualitative and quantitative testing. No heightened risk or qualitative indicators of impairment of any reporting units was identified.

The Company's annual intangible asset impairment testing was also performed through the fourth quarter of 2024 consisting of qualitative or quantitative testing for all significant intangible assets. No heightened risk or qualitative indicators of impairment for any of the tested intangible assets was identified.

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

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 56% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and a 2024 weighted-average active management premium of 0.84% for the pension plans and 0.95% for the retiree medical plan, (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2024 was 8.00% for the pension and retiree medical plan, which equated to approximately the 58th and 59th percentile expectations of our model, respectively. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 44% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 31, 2024, a 100 basis point increase or decrease in the assumed rate of return would correspondingly decrease or increase 2025 benefits expense by approximately $21 million. For the years ended December 28, 2024 and December 30, 2023, our actual return on plan assets was less than the recognized assumed return by $108 million and more than the recognized by $52 million, respectively.

Pension assets include a level 3 investment comprising 30% of total plan assets as of December 28, 2024. The investment, a buy-in annuity contract, is valued based on the estimated cost to enter an equivalent contract at the balance sheet date.

Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. Our initial trend rate for 2025 of 7.00% reflects the recognition of increased short-term inflation and the health care provisions of the Inflation Reduction Act. Our initial rate trends downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2024 claims experience was approximately $2 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an improvement scale that incorporated an additional year of data. In 2022 through 2024, the SOA did not release an updated improvement scale. In determining the appropriate mortality assumptions as of 2024 fiscal year-end, we used the 2019 SOA tables with collar adjustments based on Kellanova’s current population, consistent with the prior year. In addition, our assumption for future mortality improvement continues to be based on mortality information available from the Social Security Administration and other sources, consistent with the prior year and in line with our expectations for future experience. There were no changes to the year-end pension and postretirement benefit obligations due to mortality assumption changes.

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

Based on consolidated obligations at December 28, 2024, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2025 benefits expense by approximately $2 million and would result in an immediate loss recognition of $59 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2024, we recognized a net actuarial loss of approximately $14 million compared to a net actuarial loss of approximately $142 million in 2023. The total net loss recognized in 2024 was driven by a loss of approximately $108 million from lower than expected asset returns and a loss of approximately $9 million from plan experience, partially offset by a gain of approximately $102 million from assumption changes, including increases in the discount rate.

During 2024, we made contributions in the amount of $51 million to Kellanova’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally, the Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During 2024, we contributed $3 million to our retiree medical programs. During 2024, we transferred assets from our retiree medical program of $175 million to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus from the plan.

Income taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The calculation of our income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgment.

We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be de-recognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 15 within Notes to Consolidated Financial Statements.
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

Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03 to expand the disclosure requirements to include additional disaggregated information about income statement expenses that are commonly presented within existing expense captions. It will take effect for public entities fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 16 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Nigeria and Egypt, can impact our results and financial guidance. Effective the fourth quarter of 2024, we have accounted for Nigeria and Egypt as highly inflationary economies, as the three-year cumulative inflation rate exceeded 100%. Accordingly, our Nigeria and Egypt subsidiaries will use the U.S. dollar as their functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured in U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. Our Nigerian subsidiaries had a net monetary liability balance of approximately $128 million as of December 28, 2024. Net monetary assets denominated in Egyptian pound are not material as of December 28, 2024. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented. The impact of highly inflationary accounting in 2024 was not material to the Company financials.

During the second quarter of 2023, the Nigerian government removed certain currency restrictions over the Nigerian Naira leading to a significant decline in the exchange rate of the Naira to the U.S. dollar on the official market in Nigeria. Exchange rates have declined further since the second quarter of 2023. As a result of this decline in the exchange rate, the U.S. dollar value of the assets, liabilities, expenses and revenues of our Nigerian business in our consolidated financial statements has decreased significantly compared to prior periods. The consolidated assets of our Nigerian business represented approximately 3% of our consolidated assets as of December 28, 2024, compared to 5% as of December 30, 2023. Net sales of our Nigerian business were 6% of our consolidated net sales year-to-date period ended December 28, 2024, but could become a smaller percentage of our overall sales if exchange rates as of year-end persist or decline further in 2025.

In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.

We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months in duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2024 was $5.3 billion, representing a net settlement receivable of $120 million. The total notional amount of foreign currency derivative instruments at year-end 2023 was $4.8 billion, representing a net settlement obligation of $21 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by $353 million, resulting in a net settlement obligation of $233 million at year-end 2024 and the settlement obligation would have increased by $329 million at year-end 2023. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
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
We entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. The total notional amount of interest rate swaps at year-end 2024 was $1.1 billion, representing a net settlement obligation of $43 million. The total notional amount of interest rate swaps at year-end 2023 was $2.3 billion, representing a net settlement obligation of $93 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $8 million and $14 million at year-end 2024 and 2023, respectively.

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

Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies, as well as other global events, have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the fiscal year ended December 28, 2024, we have experienced moderating supply chain cost inflation, including procurement and manufacturing costs, and last year's supply chain challenges have eased. We continue to mitigate the dollar impact of this input cost inflation through the execution of productivity initiatives and revenue growth management actions. We continue to expect input cost inflation to be flat during 2025.
The total notional amount of commodity derivative instruments at year-end 2024 was $285 million, representing a settlement obligation of $3 million. The total notional amount of commodity derivative instruments at year-end 2023 was $201 million, representing a settlement obligation of less than $1 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by $25 million, resulting in a net settlement obligation of approximately $28 million at year-end 2024, and the settlement obligation would have increased by approximately $11 million at year-end 2023, generally offset by a reduction in the cost of the underlying commodity purchases.
In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes.
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 28, 2024 and December 30, 2023, we had posted collateral of $57 million and $59 million, respectively. As of December 28, 2024 and December 30, 2023, margin deposits for exchange-traded commodity derivative instruments, were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. Dollars, except per share data)

(millions, except per share data)	2024	2023	2022
Net sales	$12,749	$13,122	$12,653
Cost of goods sold	8,204	8,839	8,842
Selling, general and administrative expense	2,672	2,778	2,600
Operating profit	$1,873	$1,505	$1,211
Interest expense	311	303	201
Other income (expense), net	92	(162)	(108)
Income from continuing operations before income taxes	1,654	1,040	902
Income taxes	304	258	180
Earnings (loss) from unconsolidated entities	6	6	9
Net income from continuing operations	$1,356	$788	$731
Net income (loss) attributable to noncontrolling interests	13	13	2
Income from discontinued operations, net of taxes	—	176	231
Net income attributable to Kellanova	$1,343	$951	$960
Per share amounts:
Earnings Per Common Share - Basic
Earnings from continuing operations	$3.92	$2.27	$2.14
Earnings from discontinued operations	$—	$0.51	$0.67
Net Earnings Per Common Share - Basic	$3.92	$2.78	$2.81
Earnings Per Common Share - Diluted
Earnings from continuing operations	$3.88	$2.25	$2.12
Earnings from discontinued operations	$—	$0.51	$0.67
Net Earnings Per Common Share - Diluted	$3.88	$2.76	$2.79
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. Dollars)

	2024			2023			2022
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$1,356			$964			$962
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(488)	$—	(488)	$(446)	$2	(444)	$(412)	$3	(409)
Net investment hedges:
Net investment hedges gain (loss)	178	(46)	132	(128)	32	(96)	287	(72)	215
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	39	(10)	29	(19)	5	(14)	221	(57)	164
Reclassification to net income	3	(1)	2	9	(2)	7	(2)	1	(1)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(6)	2	(4)	—	—	—	5	(1)	4
Prior service credit (cost)	1	—	1	(15)	8	(7)	(3)	1	(2)
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(1)	—	(1)	(2)	1	(1)
Prior service (credit) cost	2	(1)	1	(1)	—	(1)	1	—	1
Available-for-sale securities:
Unrealized gain (loss)	—	—	—	1	—	1	(5)	—	(5)
Reclassification to net income	—	—	—	3	—	3	1	—	1
Other comprehensive income (loss)	$(272)	$(56)	$(328)	$(597)	$45	$(552)	$91	$(124)	$(33)
Comprehensive income			$1,028			$412			$929
Net income (loss) attributable to noncontrolling interests			13			13			2
Other comprehensive income (loss) attributable to noncontrolling interests			(93)			(229)			(46)
Comprehensive income attributable to Kellanova			$1,108			$628			$973
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. Dollars, except per share data)

(millions, except share data)	2024	2023
Current assets
Cash and cash equivalents	$694	$274
Accounts receivable, net	1,522	1,568
Inventories	1,165	1,243
Other current assets	373	245
Total current assets	3,754	3,330
Property, net	3,234	3,212
Operating lease right-of-use assets	601	661
Goodwill	5,003	5,160
Other intangibles, net	1,760	1,930
Investment in unconsolidated entities	99	184
Other assets	1,177	1,144
Total assets	$15,628	$15,621
Current liabilities
Current maturities of long-term debt	$632	$663
Notes payable	113	121
Accounts payable	2,236	2,314
Current operating lease liabilities	134	121
Accrued advertising and promotion	611	766
Accrued salaries and wages	259	278
Other current liabilities	675	797
Total current liabilities	4,660	5,060
Long-term debt	4,998	5,089
Operating lease liabilities	465	532
Deferred income taxes	541	497
Pension liability	599	613
Other liabilities	483	461
Commitments and contingencies (Note 17)
Equity
Common stock, $0.25 par value, 1,000,000,000 shares authorized Issued: 421,389,221 shares in 2024 and 421,326,361 shares in 2023	105	105
Capital in excess of par value	1,121	1,101
Retained earnings	9,358	8,804
Treasury stock, at cost 76,280,394 shares in 2024 and 80,738,167 shares in 2023	(4,533)	(4,794)
Accumulated other comprehensive income (loss)	(2,276)	(2,041)
Total Kellanova equity	3,775	3,175
Noncontrolling interests	107	194
Total equity	3,882	3,369
Total liabilities and equity	$15,628	$15,621
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. Dollars, except per share data)

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, January 1, 2022	421	$105	$1,023	$9,028	80	(4,715)	$(1,721)	$3,720	$495	$4,215
Common stock repurchases					5	(300)		(300)		(300)
Net income (loss)				960				960	2	962
Dividends declared ($2.34 per share)				(797)				(797)		(797)
Distributions to noncontrolling interest								—	(17)	(17)
Other comprehensive income (loss)							13	13	(46)	(33)
Stock compensation			96					96		96
Stock options exercised and other	—		(51)	6	(6)	294		249		249
Balance, December 31, 2022	421	$105	$1,068	$9,197	79	$(4,721)	$(1,708)	$3,941	$434	$4,375
Common stock repurchases					3	(170)		(170)		(170)
Net income (loss)				951				951	13	964
Dividends declared ($2.34 per share)				(800)				(800)		(800)
Distributions to noncontrolling interest								—	(24)	(24)
Distribution of WK Kellogg Co.				(537)			(10)	(547)		(547)
Other comprehensive income (loss)							(323)	(323)	(229)	(552)
Stock compensation			95					95		95
Stock options exercised and other	—		(62)	(7)	(1)	97		28		28
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Common stock repurchases					—	—		—		—
Net income (loss)				1,343				1,343	13	1,356
Dividends declared ($2.26 per share)				(776)				(776)		(776)
Distributions to noncontrolling interest								—	(7)	(7)
Other comprehensive income (loss)							(235)	(235)	(93)	(328)
Stock compensation			89					89		89
Stock options exercised and other	—		(69)	(13)	(5)	261		179		179
Balance, December 28, 2024	421	$105	$1,121	$9,358	76	$(4,533)	$(2,276)	$3,775	$107	$3,882
Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. Dollars)

(millions)	2024	2023	2022
Operating activities
Net income	$1,356	$964	$962
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	367	419	478
Impairment of property	60	—	—
Postretirement benefit plan expense (benefit)	(11)	53	240
Deferred income taxes	24	(21)	(46)
Stock compensation	89	95	96
Loss on Russia divestiture	—	113	—
Other	(64)	40	(42)
Postretirement benefit plan distributions	175	—	—
Postretirement benefit plan contributions	(55)	(42)	(23)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(104)	(42)	(257)
Inventories	2	139	(411)
Accounts payable	38	(340)	411
All other current assets and liabilities	(117)	267	243
Net cash provided by (used in) operating activities	$1,760	$1,645	$1,651
Investing activities
Additions to properties	$(628)	$(677)	$(488)
Issuance of notes receivable	—	(4)	(22)
Repayments from notes receivable	—	—	10
Purchases of marketable securities	(350)	—	—
Sales of marketable securities	209	—	—
Settlement of net investment hedges	(7)	68	37
Purchases of available for sale securities	—	(15)	(17)
Sales of available for sale securities	—	64	19
Other	26	2	13
Net cash provided by (used in) investing activities	$(750)	$(562)	$(448)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(27)	(356)	337
Issuances of notes payable, with maturities greater than 90 days	27	35	28
Reductions of notes payable, with maturities greater than 90 days	—	(25)	(35)
Issuances of long-term debt	619	404	39
Reductions of long-term debt	(655)	(780)	(648)
Net issuances of common stock	213	60	277
Common stock repurchases	—	(170)	(300)
Cash dividends	(776)	(800)	(797)
Proceeds received from debt issued and retained by WK Kellogg Co	—	663	—
Cash retained by WK Kellogg Co at separation	—	(78)	—
Other	(8)	(63)	18
Net cash provided by (used in) financing activities	$(607)	$(1,110)	$(1,081)
Effect of exchange rate changes on cash and cash equivalents	17	2	(109)
Increase (decrease) in cash and cash equivalents	$420	$(25)	$13
Cash and cash equivalents at beginning of period	274	299	286
Cash and cash equivalents at end of period	$694	$274	$299

Supplemental cash flow disclosures:
Interest paid	$303	$291	$220
Income taxes paid	$244	$322	$312

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$142	$138	$209

Refer to Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1
ACCOUNTING POLICIES
Basis of presentation
The consolidated financial statements include the accounts of Kellanova (the Company), formerly Kellogg Company, those of the subsidiaries that it controls due to ownership of a majority voting interest (Kellanova or the Company).

On October 2, 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co. As a result of the distribution, Kellanova shareholders of record on September 21, 2023, received one share of WK Kellogg Co common stock for every four shares of Kellanova common stock.

In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the Consolidated Statements of Income and, as such, have been excluded from both continuing operations and segment results for fiscal years 2023 and 2022. The consolidated statements of comprehensive income, equity and cash flows are presented on a consolidated basis for both continuing operations and discontinued operations. All amounts, percentages and disclosures for all periods presented reflect only the continuing operations of Kellanova unless otherwise noted. See Note 2 for additional information.

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

The Merger Agreement provides that, subject to the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), (1) Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Acquiror, and (2) each share of public common stock, par value $0.25 per share, of the Company issued and outstanding immediately prior to Effective Time (other than shares owned by (i) the Company or its subsidiaries or Mars or its subsidiaries (including Acquiror and its subsidiaries) or (ii) shareowners who have properly exercised and perfected appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $83.50 per share in cash, without interest. Completion of the Merger is subject to customary closing conditions, including the receipt of required regulatory approvals.

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

Fiscal year
The Company’s fiscal year ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2024, 2023 and 2022 fiscal years each contained 52 weeks and ended on December 28, 2024, December 30, 2023, and December 31, 2022, respectively. Certain prior period amounts have been updated to conform to the current period presentation.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for expected credit losses and prompt payment discounts. Trade receivables do not bear interest. The allowance for expected credit losses represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances, historical loss information, and an evaluation of customer accounts for potential future losses. Account balances are written off against the allowance when management determines the receivable is uncollectible. For the fiscal years ended 2024 and 2023 the Company did not have off-balance sheet credit exposure related to its customers. Please refer to Note 3 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. The Company reclassified an immaterial amount of assets related to a foreign subsidiary in Egypt as well as a manufacturing facility in the United States to held for sale in 2024. There were no other material assets held for sale at the fiscal year-end 2024 or 2023.

Goodwill and other intangible assets
The Company reviews our operating segment and reporting unit structure annually or as significant changes in the organization occur and assesses goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Annually during the fourth quarter, in conjunction with our annual budgeting process, the Company may perform qualitative testing, or depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, the Company may instead perform a quantitative impairment test. In our quantitative testing, the Company compares a reporting unit’s estimated fair value with its carrying value. The reporting unit’s fair value is estimated using a combination of market multiples and discounted cash flow methodologies. The market multiples approach is based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to the Company’s reporting units. The discounted cash flow approach incorporates assumptions surrounding planned growth rates, market-based discount rates and estimates of residual value. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. If the carrying value of a reporting unit exceeds its fair value, the Company considers the reporting unit impaired and reduces its carrying value of goodwill such that the reporting unit’s new carrying value is the estimated fair value.

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

The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program, which are included in Accounts Payable in the Consolidated Balance Sheets, for year ended December 28, 2024 are as follows:

2024
Outstanding payment obligations at the beginning of the year	$825
Invoices confirmed during the year	2,810
Confirmed invoices paid during the year	(2,775)
Foreign currency translation and other	(5)
Outstanding payment obligations at the end of the year	$855

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

The Company recognizes revenue from the sale of food products which are sold to customers through direct sales forces, broker and distributor arrangements. The Company also recognizes revenue from the license of our trademarks granted to third parties who use these trademarks on their merchandise and revenue from hauling services provided to third parties within certain markets. Revenue from these licenses and hauling services is not material to the Company.

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

The Company classifies trade promotional expenditures to its customers, the cost of consumer coupons, and other cash redemption offers in net sales.
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
The cost of promotional package inserts is recorded in COGS.
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
Foreign currency - highly inflationary economies
The Company monitors the inflation rates of the economies in which the Company operates. In the fourth quarter of 2024 the Company determined that Nigeria and Egypt are highly inflationary economies for US GAAP purposes. For financial statements of subsidiaries operating in highly inflationary economies, the U.S. dollar has been designated as the functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured into U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in other income and expense. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented. The impact of highly inflationary accounting in 2024 was not material to the Company's financial statements.
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

The leases have remaining terms which range from less than 1 year to 16 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the leases that are reasonably certain of being executed.
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

Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03 to expand the disclosure requirements to include additional disaggregated information about income statement expenses that are commonly presented within existing expense captions. It will take effect for public entities fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.

Accounting standards adopted during the period

Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations. In September 2022, the FASB issued an ASU to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a rollforward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The Company has historically presented information regarding the nature and amount of outstanding Accounts Payable obligations confirmed into supplier finance programs within the Accounting Policies note of the financial statements. The Company adopted the ASU in the first quarter of 2023 and included the rollforward information in the fourth quarter of 2024.

Segment Reporting: Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU 2023-07, which focuses on enhancing reportable segment disclosures under Segment Reporting (Topic 280). This new standard is designed to enhance the transparency of significant segment expenses on an interim and annual basis. It took effect for public entities fiscal years beginning after December 15, 2023, with the option for earlier adoption at any time before the specified date, with retrospective requirements. The Company adopted the ASU in the fourth quarter of 2024 and has updated the segment disclosures as required.

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

In accordance with applicable accounting guidance, the results of WK Kellogg Co are presented as discontinued operations in the Consolidated Statement of Income and, as such, have been excluded from both continuing operations and segment results for fiscal years 2023 and 2022. There were no discontinued operations in fiscal year 2024. The consolidated statements of cash flows are presented on a consolidated basis for both continuing operations and discontinued operations.

The following table presents key components of “Income from discontinued operations, net of income taxes” for the fiscal years ended December 30, 2023 and December 31, 2022:

(millions)	2023	2022
Net sales	$2,085	$2,662
Cost of goods sold	1,387	1,858
Selling, general and administrative expense	479	381
Operating profit	$219	$423
Interest expense	26	17
Other income (expense), net	54	(111)
Income from discontinued operations before income taxes	$247	$295
Income taxes	71	64
Net income from discontinued operations, net of tax	$176	$231

The following table presents significant cash flow items from discontinued operations for the fiscal years ended December 30, 2023 and December 31, 2022:

(millions)	2023	2022
Depreciation and amortization	$52	$74
Additions to properties	$107	$87
Postretirement benefit plan expense (benefit)	$(53)	$123

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

Pursuant to the TSA, both Kellanova and WK Kellogg Co agree to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for up to two years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The costs and reimbursements related to services provided by Kellanova under the TSA are recorded in continuing operations with the Consolidated Statement of Income. Kellanova recorded approximately $157 million and $52 million of cost reimbursements related to the TSA for the years ended December 28, 2024 and December 30, 2023, respectively, of which $101 million and $37 million is recognized in cost of goods sold (COGS) and $56 million and $15 million in selling, general, and administrative expense (SGA) in the Consolidated Statement of Income for the years ended, respectively. These reimbursements are a direct offset within the Consolidated Statement of Income to the costs incurred related to providing services under the TSA.

Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WK Kellogg Co for a period of up to 3 years following the spin-off. During the years ended December 28, 2024 and December 30, 2023, the Company recognized net sales to WK Kellogg Co of $45 million and $18 million and cost of sales of $39 million and $16 million, respectively.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 28, 2024 and December 30, 2023 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Accounts receivable sold of $653 million and $697 million remained outstanding under these arrangements as of December 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $40 million, $41 million and $16 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. The recorded loss is included in OIE.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $15 million and $8 million remained outstanding under these programs as of December 28, 2024 and December 30, 2023, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in OIE and is not material.

NOTE 4
DIVESTITURES

Egypt
In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, the Company reclassified related assets and liabilities to held for sale and recognized an immaterial impairment charge in the AMEA reportable segment in OIE. Additionally, the Company recognized a domestic tax benefit of $41 million for the excess of tax basis over book on the Company's investment in the subsidiary. The business in Egypt represents less than 1% of consolidated Kellanova net sales.

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

NOTE 5
INVESTMENTS IN UNCONSOLIDATED ENTITIES
The Company holds a 50% ownership interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% interest in Dufil Prima Foods, Plc, a food manufacturer in West Africa. The carrying value of the investment in TAF at December 28, 2024 and December 30, 2023 was $83 million and $173 million, respectively. The investment in TAF is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment. The Company records the activity of TAF on a one-month lag due to the timing required to obtain the financial statements from TAF management. The reduction in value of the investment in TAF during 2024 has been primarily driven by the devaluation of the Nigerian Naira through foreign currency translation adjustments. TAF, and other entities affiliated with TAF, are suppliers to Multipro, a consolidated subsidiary in West Africa. The related trade payables are generally settled on a monthly basis. These suppliers' net sales, totaling $523 million and $796 million for the years ended December 28, 2024 and December 30, 2023, respectively, consist primarily of inventory purchases by Multipro.
During the second quarter of 2023, the Company recorded an out-of-period adjustment to correct an error in the foreign currency translation of its investment in TAF. The adjustment decreased investments in unconsolidated entities and increased other comprehensive loss by $113 million, respectively. We determined the adjustment to be immaterial to our Consolidated Financial Statements for the related prior annual and quarterly periods.

NOTE 6
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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is substantially complete as of the end of 2024. The overall project is expected to result in cumulative pretax charges of approximately $70 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $50 million. Charges incurred related to this restructuring program were $65 million during the year ended December 28, 2024. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $78 million during the year ended December 28, 2024. These charges primarily related to severance costs and asset impairment and were recorded in COGS.
Restructuring costs for fiscal years 2023 and 2022 were immaterial. The tables below provide the details for charges incurred during the year ended December 28, 2024.

	Year-to-date period ended	Program costs to date
(millions)	December 28, 2024	December 28, 2024
Employee related costs	$45	$45
Asset related costs	23	23
Asset impairment	60	60
Other costs	15	15
Total	$143	$143

	Year-to-date period ended	Program costs to date
(millions)	December 28, 2024	December 28, 2024
North America	$65	$65
Europe	78	78
Total	$143	$143
All other restructuring projects were immaterial within the periods presented.
At December 28, 2024, total project reserves for the European reorganizations were $37 million. The reserves are related to severance payments and other costs of which a substantial portion was not paid during the current year. The following table provides details for exit cost reserves related to the European and North American reorganizations described above.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2023	$—	$—	$—	$—	$—
2024 restructuring charges	45	60	23	15	143
Cash payments	(7)			(15)	(22)
Non-cash charges and other	(1)	(60)	(23)	—	(84)
Liability as of December 28, 2024	$37	$—	$—	$—	$37

NOTE 7
GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consolidated
December 31, 2022	$4,115	$328	$177	$761	$5,381
Currency translation adjustment	1	8	14	(244)	(221)
December 30, 2023	$4,116	$336	$191	$517	$5,160
Currency translation adjustment	(4)	(13)	(31)	(109)	(157)
December 28, 2024	$4,112	$323	$160	$408	$5,003

Other intangible assets

	2024			2023
(millions)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangibles subject to amortization (a)	$256	$(147)	$109	$334	$(154)	$180
Intangibles not subject to amortization	$1,651		$1,651	$1,750		$1,750
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $13 million per year through 2029.

Cumulative goodwill impairment losses are not material. The change in goodwill and other intangible asset values presented in the tables above include the impact of foreign currency translation adjustments which are primarily related to the devaluation of the Nigerian Naira.

Annual impairment testing
At December 28, 2024, goodwill and other intangible assets amounted to $6.8 billion, consisting primarily of goodwill and brands. Within this total, approximately $1.7 billion of non-goodwill intangible assets were classified as indefinite-lived, including $1.6 billion related to trademarks, comprised principally of Pringles and cracker-related trademarks. The majority of all goodwill and other intangible assets are recorded in our North America operating segment.

The Company's annual reporting unit goodwill impairment testing, performed through the fourth quarter of 2024, consisted of qualitative and quantitative testing. No heightened risk or qualitative indicators of goodwill impairment of any reporting units was identified.

The Company's annual intangible asset impairment testing was also performed through the fourth quarter of 2024 consisting of qualitative or quantitative testing for all significant intangible assets. No heightened risk or qualitative indicators of impairment of any intangible assets tested was identified.

In the fourth quarter of 2023 the Company recognized a non-cash impairment of $34 million in selling, general and administrative expense related to a brand in the North America operating segment that primarily relates to snack category products.

NOTE 8
EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellanova by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2024-1.3; 2023-3.9; 2022-2.9.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 11.
In December 2022, the Board of Directors approved a new authorization to repurchase up to $1.5 billion of our common stock through December 2025.
During 2024, the Company did not repurchase any shares of common stock. During 2023, the Company repurchased 3 million shares of common stock for a total of $170 million. During 2022, the Company repurchased 5 million shares of common stock for a total of $300 million. As of December 28, 2024, approximately $1.3 billion remains available under the December 2022 stock repurchase program.
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
Accumulated other comprehensive income (loss) as of December 28, 2024 and December 30, 2023 consisted of the following:

(millions)	December 28, 2024	December 30, 2023
Foreign currency translation adjustments	$(2,721)	$(2,326)
Net investment hedges gain (loss)	318	186
Cash flow hedges — net deferred gain (loss)	174	143
Postretirement and postemployment benefits:
Net experience gain (loss)	(4)	1
Prior service credit (cost)	(43)	(45)
Total accumulated other comprehensive income (loss)	$(2,276)	$(2,041)
NOTE 9
LEASES AND OTHER COMMITMENTS

The Company recorded operating lease costs of $124 million, $137 million and $132 million for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Year ended December 28, 2024	Year ended December 30, 2023	Year ended December 31, 2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$138	$121
Right-of-use assets obtained in exchange for operating lease liabilities
New leases	$82	$89	$84
Modified leases	$27	$74	$27

Weighted-average remaining lease term - operating leases	7 years	7 years
Weighted-average discount rate - operating leases	3.4%	3.6%

At December 28, 2024 future maturities of operating leases were as follows:

(millions)	Operating leases
2025	$154
2026	119
2027	93
2028	67
2029	57
2030 and beyond	194
Total minimum payments	$684
Less interest	(85)
Present value of lease liabilities	$599

Operating lease payments presented in the table above exclude $4 million of minimum lease payments for real-estate leases signed but not yet commenced as of December 28, 2024. The leases are expected to commence in 2025.

At December 28, 2024, future minimum annual lease commitments under non-cancelable finance leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 28, 2024, the Company had not recorded any liability related to these indemnifications.
NOTE 10
NOTES PAYABLE AND LONG-TERM DEBT
The following table presents the components of notes payable at year end December 28, 2024 and December 30, 2023:

(millions)	2024	2023
	Principal amount	Principal amount
Bank borrowings	$113	$121

The following table presents the components of subordinated long-term debt at year end December 28, 2024 and December 30, 2023:

(millions)	2024	2023
5.75% $300 million U.S. Dollar Notes due 2054	$296	$—
4.50% $650 million U.S. Dollar Notes due 2046	639	639
3.75% €300 million Euro Notes due 2034	310	—
5.25% $400 million U.S. Dollar Notes due 2033	397	397
7.45% $625 million U.S. Dollar Debentures due 2031	623	622
2.10% $500 million U.S. Dollar Notes due 2030	498	497
0.50% €300 million Euro Notes due 2029	311	329
4.30% $600 million U.S. Dollar Notes due 2028	557	552
3.40% $600 million U.S. Dollar Notes due 2027	598	598
3.25% $750 million U.S. Dollar Notes due 2026	748	747
1.25% €600 million Euro Notes due 2025	627	667
1.00% €600 million Euro Notes due 2024	—	655
Other	26	49
	5,630	5,752
Less current maturities	(632)	(663)
Balance at year end	$4,998	$5,089

During the second quarter of 2024, Kellanova issued $300 million of thirty-year 5.75% Notes due 2054, resulting in net proceeds after discount and underwriting commissions of $296 million. In connection with the debt issuance, the Company recorded gains totaling $161 million, including approximately a $11 million gain that was realized in 2024, on forward starting swaps with a notional value of $300 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 4.0%.

Additionally, during the second quarter of 2024, Kellanova issued €300 million of ten-year 3.75% Notes due 2034, resulting in net proceeds after discount and underwriting commissions of €297 million. In connection with the debt issuance, the Company recorded gains totaling €51 million (approximately $55 million), including approximately a €5 million (approximately $5 million) loss realized in 2024, on forward starting swaps with a notional value of €250 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 2.2%.

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

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends by the Company. The Company was in compliance with all these covenants as of December 28, 2024.

At December 28, 2024, the Company had $2.9 billion of short-term lines of credit and letters of credit, of which $2.8 billion were unused and available for borrowing primarily on an unsecured basis. These lines were comprised principally of the December 2021 unsecured $1.5 billion Five-Year Credit Agreement, which expires in December 2026, and an unsecured $750 million 364-Day Credit Agreement, which expires in December 2025.
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

In December 2024, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $750 million outstanding at any time, which is expected to mature in December 2025.

The Five-Year and 364 Day Credit Agreements which had no outstanding borrowings as December 28, 2024, contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. The Company was in compliance with all financial covenants contained in these agreements at December 28, 2024.

Scheduled principal repayments on long-term debt are (in millions): 2025–$631; 2026–$754; 2027–$604; 2028–$604; 2029–$313; 2030 and beyond–$2,797.

Financial institutions have issued standby letters of credit conditionally guaranteeing obligations on behalf of the Company totaling $67 million, including $66 million secured and $1 million unsecured, as of December 28, 2024. These obligations are related primarily to insurance programs. There were no amounts drawn down on the letters of credit as of December 28, 2024.
Interest expense capitalized as part of the construction cost of fixed assets was immaterial for all periods presented.
NOTE 11
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
The 2022 Long-Term Incentive Plan (2022 Plan), approved by shareholders in April 2022, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2022 Plan authorizes the issuance of a total of 12.4 million shares. At December 28, 2024, there were 10.8 million remaining authorized, but unissued, shares under the 2022 Plan.
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2024	2023	2022
Pre-tax compensation expense	$95	$96	$100
Related income tax benefit	$25	$25	$26
As of December 28, 2024, total stock-based compensation cost related to non-vested awards not yet recognized was $102 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax windfall (shortfall) realized upon exercise or vesting of stock-based awards generally represent the difference between the grant date fair value of an award and the taxable compensation of an award.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2024	2023	2022
Total net cash received from option exercises and similar instruments (a)	$213	$60	$277
Tax windfall (shortfall) classified as cash flow from operating activities (a)	$13	$3	$3
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.
Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 8 for information on shares issued during the periods presented to employees and directors under various long-term incentive plans and share repurchases under the Company’s stock repurchase authorizations. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.
Performance Shares and Restricted Stock Units
During the periods presented, stock-based awards consisted principally of performance shares and restricted stock units granted under the 2022 and 2017 Plans.
In the first quarter of 2024, the Company granted performance share units to eligible employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2024 target performance share unit currently corresponds to approximately 900,000 shares, with a grant-date fair value of $55 per share.
In the first quarter of 2023, the Company granted performance share units to eligible employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three-year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2023 target performance share unit currently corresponds to approximately 765,000 shares, with a grant-date fair value of $60 per share.
In 2022, the Company granted performance shares to a limited number of senior level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting, as well as dividend equivalent shares. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year performance period. The performance conditions of the award include net sales growth and cash flow related targets. Dividend equivalents accrue and vest in accordance with the underlying award. The 2022-2024 Employee Purchase Plan (EPP) performance goals were established at the beginning of 2022 and did not contemplate the spin-off of WK Kellogg Co. The terms of the EPP provided for equitably adjusting the goals based on extraordinary events like a spin-off. The Company completed the spin-off of WK Kellogg Co on October 2, 2023. Adjustments were made to performance goals primarily to equitably adjust for the impact of the spin-off and the performance period ending on the date of the spin-off as well as account for the divestiture of the Company's business in Russia. In October 2023 the Board of Directors approved a payout of 140% to vest based on the holder's continued service with the Company through the original vesting period.
Based on the market price of the Company’s common stock at year-end 2024, the maximum future value that could be awarded on the vesting date was $146 million for both the 2024 and 2023 awards.

The Company also grants restricted stock units to eligible employees, typically with three-year cliff vesting earning dividend equivalent units. Dividend equivalents accrue and vest in accordance with the underlying award. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock unit activity for the year ended December 28, 2024, is presented in the following table:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year (a)	3,183	$58
Granted	668	56
Vested	(1,172)	56
Forfeited	(202)	$59
Non-vested, end of year	2,477	$59
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.

Additionally, restricted stock unit activity for 2023 and 2022 is presented in the following table:

Employee restricted stock units (a)	2023	2022
Shares (in thousands):
Non-vested, beginning of year	1,661	1,786
Granted	572	709
Vested	(491)	(619)
Forfeited	(359)	(215)
Performance share conversion	1,486	—
Awards transferred to WK Kellogg Co	(529)	—
Adjustment for spin-off (b)	843	—
Non-vested, end of year	3,183	1,661
Weighted-average exercise price:
Non-vested, beginning of year	$64	$60
Granted	68	67
Vested	65	57
Forfeited	65	62
Performance share conversion	63	—
Awards transferred to WK Kellogg Co	65	—
Non-vested, end of year	$58	$64
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.
(b) In connection with the spin-off of WK Kellogg Co, the modification of restricted stock units resulted in incremental expense totaling approximately $11 million to be amortized over the remaining vesting period of the award.

The total fair value of restricted stock units vesting in the periods presented was (in millions): 2024–$64; 2023–$33; 2022–$41.

Stock options
The Company has historically provided non-qualified stock options to eligible employees under the 2017 Plans through 2021 and prior years, with strike prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period. Since 2021, the Company has not granted non-qualified stock options to eligible employees.
A summary of option activity for the year ended December 28, 2024 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year (a)	9	$58
Granted	—	—
Exercised	(3)	59
Forfeitures and expirations	—	—
Outstanding, end of year	6	$57	4	$130
Exercisable, end of year	6	$57	4	$130
(a) Activities prior to the spin-off remain unadjusted to ensure consistency with historical reporting.

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data) (a)	2023	2022
Outstanding, beginning of year	10	15
Granted	—	—
Exercised	(1)	(4)
Forfeitures and expirations	(1)	(1)
Awards transferred to WK Kellogg Co	(1)	—
Adjustment for spin-off (b)	2	—
Outstanding, end of year	9	10
Exercisable, end of year	8	8
Weighted-average exercise price:
Outstanding, beginning of year	$65	$64
Granted	—	—
Exercised	59	61
Forfeitures and expirations	60	63
Awards transferred to WK Kellogg Co	66	—
Outstanding, end of year	$58	$65
Exercisable, end of year	$58	$67
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

The total intrinsic value of options exercised during the periods presented was (in millions): 2024–$36; 2023–$5; 2022–$44.

NOTE 12
PENSION BENEFITS
The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. See Note 14 for more information regarding the Company’s participation in multiemployer plans. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company uses a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2024	2023
Change in projected benefit obligation
Beginning of year	$3,077	$2,877
Service cost	16	17
Interest cost	140	149
Amendments	1	38
Actuarial (gain)loss	(238)	198
Benefits paid	(210)	(256)
Curtailment and special termination benefits	1	—
Other	(3)	—
Foreign currency adjustments	(35)	54
End of year	$2,749	$3,077
Change in plan assets
Fair value beginning of year	$2,650	$2,589
Actual return on plan assets	(107)	211
Employer contributions	51	25
Benefits paid	(190)	(238)
Other	(43)	—
Foreign currency adjustments	(39)	63
Fair value end of year	$2,322	$2,650
Funded status	$(427)	$(427)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$185	$201
Other current liabilities	(13)	(15)
Pension liability	(599)	(613)
Net amount recognized	$(427)	$(427)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$64	$71
Net amount recognized	$64	$71
The accumulated benefit obligation for all defined benefit pension plans was $2.7 billion at December 28, 2024 and $3.0 billion at December 30, 2023.

Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2024	2023
Projected benefit obligation	$1,722	$1,844
Accumulated benefit obligation	$1,713	$1,834
Fair value of plan assets	$1,109	$1,224
Information for pension plans with projected benefit obligations in excess of plan assets were:

(millions)	2024	2023
Projected benefit obligation	$1,722	$1,924
Accumulated benefit obligation	$1,713	$1,893
Fair value of plan assets	$1,109	$1,299

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

(millions)	2024	2023	2022
Service cost	$16	$17	$20
Interest cost	140	149	109
Expected return on plan assets	(164)	(183)	(215)
Amortization of unrecognized prior service cost	7	6	6
Other expense (income)	—	—	(1)
Recognized net (gain) loss	35	171	153
Net periodic benefit cost	34	160	72
Curtailment and special termination benefits	1	—	—
Pension (income) expense:
Defined benefit plans	35	160	72
Defined contribution plans	5	5	5
Total	$40	$165	$77
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expenses related to these plans were: 2024 – $33 million; 2023 – $40 million; 2022 – $41 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2024	2023	2022
Discount rate	5.4%	4.8%	5.3%
Long-term rate of compensation increase	3.3%	3.3%	3.5%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2024	2023	2022
Discount rate	4.8%	5.3%	2.2%
Discount rate - interest	4.7%	5.2%	2.1%
Long-term rate of compensation increase	3.3%	3.5%	3.5%
Long-term rate of return on plan assets	6.7%	7.2%	5.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 56% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 0.84% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2024 of 8.00% for the U.S. plans equated to approximately the 58th percentile expectation. Refer to Note 1.

In 2019, the Society of Actuaries (SOA) published updated mortality tables and an updated improvement scale. In 2021, the SOA released an updated improvement scale that incorporates an additional year of data. In determining the appropriate mortality assumptions as of 2024 fiscal year-end, the Company used the 2019 SOA tables with collar adjustments based on Kellanova’s current population, consistent with the prior year. In addition, based on mortality information available from the Social Security Administration and other sources, the Company developed assumptions for future mortality improvement in line with our expectations for future experience. There were no changes to the year-end pension and postretirement benefit obligations due to mortality assumption changes.

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
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2024, the Company recognized a net actuarial loss of approximately $35 million driven by assumption changes including lower than expected asset returns, partially offset by increases in the discount rate. During 2023, the Company recognized a net actuarial loss of approximately $171 million driven by assumption changes, including decreases in the discount rate and from the UK buy-in of annuities, as well as lower than expected asset returns.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 28, 2024, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 28, 2024 and December 30, 2023 within the fair value hierarchy are as follows:

(millions)	Fair Value Hierarchy Level	2024	2023
Cash and cash equivalents	1	$23	$60
Corporate stock, common	1	73	53
Collective trusts:
Equity	2	16	13
Debt	2	—	38
Bonds, corporate	2	192	222
Bonds, government	2	72	94
Bonds, other	2	12	16
Buy-in annuity contract	3	702	839
Other (a)	2, 3	24	29
Sub-total		$1,114	$1,364
Investments measured at net asset value (NAV) practical expedient (b)		1,208	1,286
Total plan assets		$2,322	$2,650
(a) Other includes Level 2 assets of $0 million and $3 million for 2024 and 2023, respectively, and Level 3 assets of $24 million and $26 million for 2024 and 2023, respectively.
(b) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets consist primarily of funds holding equity securities.

There were no unfunded commitments to purchase investments at December 28, 2024 or December 30, 2023.
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
The current weighted-average target asset allocation reflected by this strategy is: equity securities–38.0%; debt securities–40.0%; real estate and other–22.0%. Investment in Company common stock represented 3.2% and 1.9% of consolidated plan assets at December 28, 2024 and December 30, 2023, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $183 million to its defined benefit pension plans during 2025.
Level 3 gains and losses
Changes in fair value of the Plan's Level 3 assets are summarized as follows:

(millions)	Annuity Contract	Other
December 31, 2022	$173	$26
Additions	589	—
Realized and unrealized loss	68	(1)
Currency translation	9	1
December 30, 2023	$839	$26
Subtractions	—	(2)
Realized and unrealized loss	(129)	1
Currency translation	(8)	(1)
December 28, 2024	$702	$24
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2025–$198; 2026–$206; 2027–$204; 2028–$209; 2029–$211; 2030 to 2034–$1,047.

NOTE 13
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

The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and the Company's investment in marketable securities is included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of December 28, 2024. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2024	2023
Change in accumulated benefit obligation
Beginning of year	$299	$321
Service cost	2	3
Interest cost	15	21
Actuarial (gain) loss	(15)	(5)
Benefits paid	(19)	(17)
Amendments	—	(26)
Other	—	2
Foreign currency adjustments	(2)	—
End of year	$280	$299
Change in plan assets
Fair value beginning of year	$587	$529
Actual return on plan assets	42	81
Employer contributions	3	10
Benefits paid	(9)	(29)
Benefit plan distributions	(175)	—
Other	—	(4)
Fair value end of year	$448	$587
Funded status	$168	$288
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$192	$311
Other current liabilities	(2)	(1)
Other liabilities	(22)	(22)
Net amount recognized	$168	$288
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(24)	(30)
Net amount recognized	$(24)	$(30)

Information for postretirement benefit plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2024	2023
Accumulated benefit obligation	$23	$23
Fair value of plan assets	$—	$—
Expense
The components of nonpension postretirement expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE. Components of postretirement benefit expense (income) were:

(millions)	2024	2023	2022
Service cost	$2	$3	$4
Interest cost	15	21	10
Expected return on plan assets	(36)	(51)	(42)
Amortization of unrecognized prior service credit	(5)	(4)	(4)
Recognized net (gain) loss	(21)	(29)	76
Net periodic benefit expense (income)	(45)	(60)	44
Postretirement benefit expense (income):
Defined benefit plans	(45)	(60)	44
Defined contribution plans	16	15	13
Total	$(29)	$(45)	$57
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2024	2023	2022
Discount rate	5.5%	5.1%	5.5%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2024	2023	2022
Discount rate	5.1%	5.5%	2.8%
Discount rate - interest	5.0%	5.3%	2.3%
Long-term rate of return on plan assets	8.0%	8.0%	7.0%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 12.
The assumed U.S. health care cost trend rate is 7.00% for 2025, remaining at this rate until 2026, then decreasing 0.25% annually to 4.5% and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends.
The Company may experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions.
During 2024, the Company recognized a net actuarial gain of approximately $21 million driven by higher than expected asset returns and the net impact of other assumption changes. During 2023, the Company recognized a net actuarial gain of approximately $29 million driven by higher than expected asset returns, partially offset by the impact of higher discount rates and the impact of other assumption changes.
Plan assets
The fair value of Plan assets as of December 28, 2024 and December 30, 2023 are summarized within fair value hierarchy described in Note 12, are as follows:

(millions)	Fair Value Hierarchy Level	2024	2023
Cash and cash equivalents	1	$1	$1
Mutual funds:
Equity	2	6	7
Bonds, corporate	2	48	64
Bonds, government	2	4	16
Bonds, other	2	1	4
Sub-total		$60	$92
Investments measured at net asset value (NAV) practical expedient (a)		388	495
Total plan assets		$448	$587
(a) Certain Assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets consist primarily of funds holding equity securities.
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 12. The current target asset allocation is 76% equity securities, 20% debt securities, and 4% real estate and other. The Company currently expects to contribute approximately $4 million to its VEBA trusts during 2025.
There were no Level 3 assets during 2024 and 2023.
Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 12.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2024	2023
Change in accumulated benefit obligation
Beginning of year	$30	$29
Service cost	2	2
Interest cost	2	1
Actuarial (gain)loss	5	—
Benefits paid	(4)	(2)
End of year	$35	$30
Funded status	$(35)	$(30)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(5)	$(5)
Other liabilities	(30)	(25)
Net amount recognized	$(35)	$(30)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$—	$—
Net experience gain	(3)	(11)
Net amount recognized	$(3)	$(11)
The components of postemployment benefit expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE.

(millions)	2024	2023	2022
Service cost	$2	$2	$2
Interest cost	2	1	1
Amortization of unrecognized prior service cost	—	1	1
Recognized net loss	(1)	(2)	(1)
Net periodic benefit cost	$3	$2	$3
Settlement cost	(1)	—	(2)
Postemployment benefit expense	$2	$2	$1

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2025	$27	$5
2026	24	5
2027	24	5
2028	24	4
2029	23	4
2030-2034	109	17

NOTE 14
MULTIEMPLOYER PENSION AND POSTRETIREMENT PLANS
The Company contributes to multiemployer defined contribution pension and postretirement benefit plans under the terms of collective-bargaining agreements that cover certain unionized employee groups in the United States. Contributions to these plans are included in total pension and postretirement benefit expense as reported in Note 12 and Note 13, respectively.

Pension benefits
The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers. Total contributions to multiemployer pension benefit plans were as follows (millions): 2024 - $5; 2023 - $5; 2022 - $5.

As discussed in Note 6, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. During 2019, the Company withdrew from two multi-employer pension plans. Additionally, the Company previously exited several multiemployer plans as part of past restructuring activities. The related liabilities recognized are our best estimate of the ultimate cost of withdrawing from these plans. At this time we have not yet reached agreement on the ultimate amount of these withdrawal liabilities.  As a result, the actual cost could differ from our estimate based on final funding assessments. The net present value of the liabilities were determined using a risk free interest rate. The charges were recorded within COGS on the Consolidated Statement of Income. The cash obligation associated with the 2019 withdrawal activity is approximately $8 million annually and is payable over a maximum 20-year period. Net withdrawal liability payments made to multiemployer plans were as follows (millions): 2024 - $5; 2023 - $9; 2022 - $10. The Company had withdrawal liabilities of $109 million and $110 million at December 28, 2024 and December 30, 2023, respectively, included within Other current liabilities and Other liabilities on the Consolidated Balance Sheet.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2024 – $16; 2023 – $15; 2022 – $13.

NOTE 15
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2024	2023	2022
Income before income taxes
United States	$891	$577	$360
Foreign	763	463	542
	1,654	1,040	902
Income taxes
Current tax provision
Federal	74	153	110
State	35	29	19
Foreign	170	114	101
	279	296	230
Deferred tax provision (benefit)
Federal	46	(49)	(43)
State	8	23	(6)
Foreign	(29)	(12)	(1)
	25	(38)	(50)
Total income taxes	$304	$258	$180
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2024	2023	2022
U.S. statutory income tax rate	21.0%	21.0%	21.0%
Foreign rates varying from U.S. statutory rate	(1.3)	(2.9)	(3.6)
State income taxes, net of federal benefit	2.3	2.0	1.0
Cost (benefit) of remitted and unremitted foreign earnings	(0.3)	1.7	2.0
Net change in valuation allowance	(1.7)	3.0	4.6
Statutory rate changes, deferred tax impact	0.1	0.1	0.3
Divestiture	(2.5)	2.2	—
Foreign derived intangible income	(0.9)	(1.3)	(1.6)
Other	1.7	(1.0)	(3.7)
Effective income tax rate	18.4%	24.8%	20.0%
As presented in the preceding table, the Company’s 2024 consolidated effective tax rate was 18.4%, as compared to 24.8% in 2023 and 20.0% in 2022.

In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, the Company recognized a $41 million domestic tax benefit during the third quarter of 2024 for the excess of tax basis over book on the Company's investment in the subsidiary. The lower reported effective tax rate versus the prior year is due primarily to this domestic tax benefit.

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

As of December 28, 2024, approximately $825 million of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $47 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2024 and 2023 were $299 million and $350 million, respectively, with related valuation allowances at year-end 2024 and 2023 of $249 million and $300 million, respectively. Of the total carryforwards at year-end 2024, $22 million expire in 5 years or less, $68 million expire in 2029 and later, and $209 million do not expire.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2024 and 2023:

	Deferred tax assets		Deferred tax liabilities
(millions)	2024	2023	2024	2023
U.S. state income taxes	$—	$—	$30	$9
Advertising and promotion-related	15	12	—	—
Wages and payroll taxes	12	15	—	—
Inventory valuation	7	12	—	—
Employee benefits	95	99	—	—
Operating loss, credit and other carryforwards	299	350	—	—
Research and development capitalization	53	40	—	—
Hedging transactions	—	—	83	8
Depreciation and asset disposals	—	—	147	177
Operating lease right-of-use assets	—	—	150	149
Operating lease liabilities	149	147	—	—
Trademarks and other intangibles	—	—	442	466
Deferred compensation	20	13	—	—
Stock options	34	43	—	—
Other	36	64	—	—
	720	795	852	809
Less valuation allowance	(249)	(300)	—	—
Total deferred taxes	$471	$495	$852	$809
Net deferred tax asset (liability)	$(381)	$(314)
Classified in balance sheet as:
Other assets	$160	$183
Deferred income taxes	(541)	(497)
Net deferred tax asset (liability)	$(381)	$(314)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2024	2023	2022
Balance at beginning of year	$300	$263	$248
Additions charged to income tax expense	16	65	44
Reductions credited to income tax expense	(41)	(34)	(3)
Currency translation adjustments	(26)	6	(26)
Balance at end of year	$249	$300	$263

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

As of December 28, 2024, the Company has classified $9 million of unrecognized tax benefits as a current tax liability. Managements estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability expected to be paid within one year, offset by approximately $3 million of projected additions during the next twelve months related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 28, 2024, December 30, 2023 and December 31, 2022. For the 2024 year, approximately $29 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2024	2023	2022
Balance at beginning of year	$32	$36	$50
Tax positions related to current year:
Additions	7	6	6
Tax positions related to prior years:
Additions	1	3	1
Reductions	(2)	(10)	(18)
Settlements	(2)	(1)	(1)
Lapses in statutes of limitation	(2)	(2)	(2)
Balance at end of year	$34	$32	$36
During the year ended December 28, 2024, the Company recognized $2 million of tax related interest, increasing the balance to $7 million at year-end. During the year ended December 30, 2023, the Company recognized $2 million of tax related interest benefit and paid tax-related interest totaling $1 million, reducing the balance to $5 million at year-end. During the year ended December 31, 2022, the Company recognized $1 million of tax-related interest, increasing the balance to $8 million at year-end.
NOTE 16
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

Total notional amounts of the Company’s derivative instruments as of December 28, 2024 and December 30, 2023 were as follows:

(millions)	2024	2023
Foreign currency exchange contracts	$3,243	$3,141
Cross-currency contracts	2,030	1,707
Interest rate contracts	1,050	2,289
Commodity contracts	285	201
Total	$6,608	$7,338
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 28, 2024 and December 30, 2023, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 28, 2024 or December 30, 2023.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 28, 2024 and December 30, 2023:
Derivatives designated as hedging instruments

	2024			2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$47	$47	$—	$12	$12
Other Assets	—	51	51	—	4	4
Total assets	$—	$98	$98	$—	$16	$16
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(2)	$(2)	$—	$(17)	$(17)
Other liabilities	—	(9)	(9)	—	(15)	(15)
Interest rate contracts (a):
Other current liabilities	—	—	—	—	(44)	(44)
Other liabilities	—	(41)	(41)	—	(45)	(45)
Total liabilities	$—	$(52)	$(52)	$—	$(121)	$(121)
(a)The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was approximately $0.4 billion as of December 28, 2024 and $1.1 billion as of December 30, 2023, respectively.
Derivatives not designated as hedging instruments

	2024			2023
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$65	$65	$—	$51	$51
Other assets	—	2	2	—	4	4
Interest rate contracts:
Other current assets	—	6	6	—	9	9
Other assets	—	1	1	—	4	4
Commodity contracts:
Other current assets	4	—	4	2	—	2
Total assets	$4	$74	$78	$2	$68	$70
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(33)	$(33)	$—	$(54)	$(54)
Other liabilities	—	(1)	(1)	—	(6)	(6)
Interest rate contracts:
Other current liabilities	—	(8)	(8)	—	(11)	(11)
Other liabilities	—	(1)	(1)	—	(6)	(6)
Commodity contracts:
Other current liabilities	(7)	—	(7)	(2)	—	(2)
Total liabilities	$(7)	$(43)	$(50)	$(2)	$(77)	$(79)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $1.2 billion and $1.7 billion as of December 28, 2024 and December 30, 2023, respectively.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of December 28, 2024 and December 30, 2023.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Interest rate contracts	Current maturities of long-term debt	$627	$655	$1	$(8)
Interest rate contracts	Long-term debt	$1,005	$1,666	$(43)	$(43)
(a)The fair value adjustment related to current maturities of long-term debt includes $1 million and $2 million from discontinued hedging relationships as of December 28, 2024, and December 30, 2023, respectively. The hedged long-term debt includes $(1) million and $3 million of hedging adjustment on discontinued hedging relationships as of December 28, 2024 and December 30, 2023, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 28, 2024 and December 30, 2023 would be adjusted as detailed in the following table:

As of December 28, 2024
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$176	$(88)	$61	$149
Total liability derivatives	$(102)	$88	$14	$—

As of December 30, 2023
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$86	$(84)	$—	$2
Total liability derivatives	$(200)	$84	$68	$(48)

The Company settled certain U.S. dollar interest rate contracts resulting in a net realized gain of approximately $11 million and $74 million during the years ended December 28, 2024 and December 30, 2023, respectively. Additionally, the Company settled certain Euro interest rate contracts resulting in a net realized loss of €5 million and a net realized gain of €10 million during the years ended December 28, 2024 and December 30, 2023, respectively. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related forecasted fixed rate debt, once issued.

Additionally, the Company settled certain cross-currency swaps resulting in a net gains of approximately $7 million and $68 million during the years ended December 28, 2024 and December 30, 2023, respectively. These cross-currency swaps were accounted for as net investment hedges and the related net gain was recorded in accumulated other comprehensive income.

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI			Gain (loss) excluded from assessment of hedge effectiveness			Location of gain (loss) in income of excluded component
	2024	2023	2022	2024	2023	2022
Foreign currency denominated long-term debt	$82	$(57)	$164	$—	$—	$—
Cross-currency contracts	96	(71)	123	40	53	39	Interest expense
Total	$178	$(128)	$287	$40	$53	$39

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2024	2023	2022
Foreign currency exchange contracts	COGS	$66	$(6)	$35
Foreign currency exchange contracts	SGA expense	(5)	(12)	4
Foreign currency exchange contracts	OIE	4	(10)	(4)
Interest rate contracts	Interest expense	—	—	4
Commodity contracts	COGS	(67)	(110)	43
Total		$(2)	$(138)	$82

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the years ended December 28, 2024, December 30, 2023 and December 31, 2022:

	December 28, 2024	December 30, 2023	December 31, 2022
(millions)	Interest expense	Interest expense	Interest expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$311	$303	$201
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(9)	(26)	89
Derivatives designated as hedging instruments	15	30	(85)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(3)	(9)	2

During the next 12 months, the Company expects $7 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 28, 2024 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 28, 2024 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 28, 2024 triggered by credit-risk-related contingent features.
Other fair value measurements

Fair value measurements on a nonrecurring basis
During the quarter ended March 30, 2024, the Company announced the reconfiguration of the North America frozen supply chain network and the reconfiguration of the European cereal supply chain network. As part of these programs, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities. See Note 6 for more information regarding these restructuring programs.

During the year ended December 28, 2024, long-lived assets of $62 million related to a frozen foods manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of approximately $41 million resulting in an impairment charge of $21 million recorded in COGS.

During the year ended December 28, 2024, long-lived assets of $99 million related to a cereal manufacturing facility in the Company's Europe reportable segment, were written down to an estimated fair value of $60 million resulting in an impairment charge of $39 million recorded in COGS.

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

Marketable securities
During the first quarter of 2024, the Company amended the U.S. retiree health and welfare plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan. During the quarter ended March 30, 2024, the Company invested the $175 million in a short-term investment fund that primarily holds short-term debt instruments. The marketable securities portfolio is designated to be used to pay for active union employee benefits.
During the year ended December 28, 2024, the Company sold approximately $209 million of investments in the short-term investment fund. A portion of the proceeds were used to pay for certain benefits of active union employees. During the year ended December 28, 2024, the company purchased approximately $350 million of short-term U.S. Treasury securities. The fair value of marketable securities portfolio was approximately $141 million as of December 28, 2024. The classification of these marketable securities as current or noncurrent depends on our intended holding period and the securities are measured at Level 1 quoted market prices.
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of December 28, 2024 and December 30, 2023, respectively. Additionally, these investments were recorded within Other assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $4.9 billion and $5.0 billion, respectively, as of December 28, 2024. The fair value and carrying value of the Company's long-term debt was $5.0 billion and $5.1 billion, respectively, as of December 30, 2023.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company, net of collateral already received from those counterparties. As of December 28, 2024, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of December 28, 2024, the Company posted $57 million related to reciprocal collateralization agreements. As of December 28, 2024, the Company posted $18 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at December 28, 2024.
Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.

NOTE 17
CONTINGENCIES

The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, product labeling, environmental, intellectual property, data privacy, collective bargaining, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance. The Company uses a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability and product liability.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 28, 2024. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements. The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product labeling, product liability, environmental, intellectual property, data privacy, collective bargaining, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance.

NOTE 18
REPORTABLE SEGMENTS
Kellanova is the world’s second largest producer of crackers and a leading producer of cereal, savory snacks, and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods, and noodles. Kellanova products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, France, Nigeria, Canada, Mexico and Australia.
The Company manages its operations through four operating segments that are based on geographic location - North America which includes U.S. businesses and Canada; Europe which consists of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments. Each reportable segment derives its revenues primarily from the production and distribution of a mix of food products including snacks, cereal, frozen foods, noodles, and other foods.

The Chairman and Chief Executive Officer is the Chief Operating Decision Maker (CODM) of the Company.
The CODM uses operating profit as the reportable segment profitability measure to assess performance and allocate resources. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives and capital investments across all reportable segments. Reportable segment operating profit is consistent with the presentation of operating profit in the Consolidated Statement of Income. The accounting policies of each reportable segment are consistent with those described in the summary of significant accounting policies in Note 1. Inter-segment sales are not included in the segment profitability measure used by the CODM to assess performance of the reportable segments.
Reportable segment results including details of the significant expense categories provided to the CODM for the year ended December 28, 2024 were as follows:

	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales from continuing operations	$6,580	$2,499	$1,261	$2,413	$(4)	$12,749
Cost of goods sold	4,155	1,675	842	1,700	(168)	8,204
Selling, general, and administrative expense	1,153	505	277	415	322	2,672
Operating profit	$1,272	$319	$142	$298	$(158)	$1,873

Reportable segment results for the year ended December 30, 2023 were as follows:

	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales from continuing operations	$6,574	$2,501	$1,265	$2,785	$(3)	$13,122
Cost of goods sold	4,256	1,667	854	2,063	(1)	8,839
Selling, general, and administrative expense	1,294	477	281	452	274	2,778
Operating profit	$1,024	$357	$130	$270	$(276)	$1,505
Reportable segment results for the year ended December 31, 2022 were as follows:

	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales from continuing operations	$6,330	$2,310	$1,089	$2,933	$(9)	$12,653
Cost of goods sold	4,193	1,537	732	2,245	135	8,842
Selling, general, and administrative expense	1,230	444	241	436	249	2,600
Operating profit	$907	$329	$116	$252	$(393)	$1,211
Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company’s internationally-based reportable segments as shown below.

(millions)	2024	2023	2022
Depreciation and amortization
North America (a)	$209	$180	$187
Europe (a)	124	80	81
Latin America	32	35	34
AMEA	54	65	94
Total Reportable Segments	419	360	396
Corporate	8	6	8
Consolidated	$427	$366	$404
Interest expense
North America	$5	$1	$1
Europe	68	68	20
Latin America	6	4	2
AMEA	19	23	22
Corporate	213	207	156
Consolidated	$311	$303	$201
Income taxes
Europe	$29	$42	$38
Latin America	43	34	24
AMEA	59	45	42
Corporate & North America	173	137	76
Consolidated	$304	$258	$180
(a) Includes asset impairment charges as discussed in Note 16.

Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable segment. The CODM does review additions to property by reportable segment.

(millions)	2024	2023	2022
Additions to property
North America	$242	$249	$168
Europe	128	122	107
Latin America	103	75	45
AMEA	137	102	69
Corporate	18	21	12
Consolidated	$628	$569	$401
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 16% of consolidated net sales during 2024, and 15% and 16% of consolidated net sales from continuing operations during 2023 and 2022, respectively, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets (property and right-of-use lease assets):

(millions)	2024	2023	2022
Net sales from continuing operations
United States	$6,253	$6,279	$6,061
Nigeria	724	1,113	1,322
Poland	50	41	23
All other countries	5,722	5,689	5,247
Consolidated	$12,749	$13,122	$12,653
Long-lived assets from continuing operations
United States	$1,761	$1,847	$1,872
Nigeria	63	84	153
Poland	415	390	320
All other countries	1,596	1,552	1,355
Consolidated	$3,835	$3,873	$3,700
Supplemental product information is provided below for net sales from continuing operations to external customers:

(millions)	2024	2023	2022
Snacks	$8,120	$8,105	$7,563
Cereal	2,700	2,736	2,618
Frozen	1,096	1,095	1,097
Noodles and other	833	1,186	1,375
Consolidated	$12,749	$13,122	$12,653

NOTE 19
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2024	2023	2022
Research and development expense	$115	$116	$111
Advertising expense	$628	$633	$549

Consolidated Balance Sheet (millions)	2024	2023
Trade receivables	$1,268	$1,246
Allowance for expected credit losses	(17)	(16)
Refundable income taxes	58	74
Other receivables	213	264
Accounts receivable, net	$1,522	$1,568
Raw materials, spare parts, and supplies	$303	$303
Finished goods and materials in process	$862	$940
Inventories	$1,165	$1,243
Land	$85	$107
Buildings	1,665	1,722
Machinery and equipment	4,674	4,690
Capitalized software	457	435
Construction in progress	700	591
Accumulated depreciation	(4,347)	(4,333)
Property, net	$3,234	$3,212
Pension	$185	$201
Deferred income taxes	160	183
Nonpension postretirement benefits	192	311
Other	640	449
Other assets	$1,177	$1,144
Accrued income taxes	$90	$57
Customer deposits	44	85
Other current liabilities	541	655
Other current liabilities	$675	$797
Income taxes payable	$33	$40
Nonpension postretirement benefits	22	22
Other	428	399
Other liabilities	$483	$461

Allowance for expected credit losses (millions)	2024	2023	2022
Balance at beginning of year	$16	$13	$15
Additions charged to expense	4	5	4
Expected credit losses charged to reserve	(3)	(2)	(6)
Balance at end of year	$17	$16	$13

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

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 28, 2024. The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

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

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellanova

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Kellanova and its subsidiaries (the "Company") as listed in the index appearing under Item 15(a)(1) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Trade Promotions

As described in Note 1 to the consolidated financial statements, the Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Where applicable, future provisions are estimated by management based on a combination of historical patterns and future expectations regarding specific in-market product performance. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. Management classifies trade promotional expenditures to its customers in net sales, which was approximately $12,749 million for the year ended December 28, 2024.

The liability associated with these trade promotions makes up a significant portion of accrued advertising and promotion, which was $611 million as of December 28, 2024. The principal considerations for our determination that performing procedures relating to revenue recognition – trade promotions is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the trade promotions and accrued trade promotion transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the recognition of costs of promotional activities at the time the related revenue is recorded. These procedures also included, among others, testing a sample of trade promotions transactions by obtaining and inspecting source documents, such as sales contracts, invoices, invoice credits, and customer payments related to promotional programs, customer arrangements, and promotional practices.

/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 21, 2025
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

As of December 28, 2024, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2024 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended December 28, 2024, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — The information regarding our Board of Directors required by this Item 10 will be set forth in a Form 10-K/A and is incorporated herein by reference.
Identification and Members of Audit Committee; Audit Committee Financial Expert — The information regarding the identification and member of the Audit Committee and the Audit Committee Financial Expert required by this Item 10 will be set forth in a Form 10-K/A and is incorporated herein by reference.
Executive Officers of the Registrant — Refer to “Executive Officers” under Item 1 of this Report.
Compliance with Section 16(a) of the Exchange Act – The information regarding compliance with Section 16(a) of the Exchange Act required by this Item 10 will be set forth in a Form 10-K/A and is incorporated herein by reference.

Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller —We have adopted a Global Code of Ethics which applies to our chief executive officer, chief financial officer, corporate controller and all our other employees, and which can be found at www.investor.kellanova.com. We intend to satisfy any disclosure requirements under Item 5.05 of Form 8-K with respect to any amendments or waivers to the Global Code of Ethics applicable to our chief executive officer, chief financial officer or corporate controller on our website at www.investor.kellanova.com.

Insider Trading Policies and Procedures — The information required by Item 408(b)(1) of Regulation S-K will be set forth in a Form 10-K/A and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be set forth in a Form 10-K/A and is incorporated herein by reference. Information under the caption “Compensation and Talent Management Committee Report” of the Form 10-K/A is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
(millions, except per share data)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of December 28, 2024 (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights as of December 28, 2024 ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) as of December 28, 2024 (c)(1)
Equity compensation plans approved by security holders	11.8	57	12.1	(2)
Equity compensation plans not approved by security holders (3)	0	NA	0.2
Total	11.8	57	12.3
(1)The total number of shares remaining available for issuance under the 2022 Long-Term Incentive Plan.
(2)The total number of shares available remaining for issuance as of December 28, 2024 for each Equity Compensation Plan approved by shareowners are as follows:
–The 2022 Long-Term Incentive Plan - 10.8 million;
–The Amended and Restated 2002 Employee Stock Purchase Plan (effective January 1, 2021) - 1.0 million.
(3) Includes the Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a similar plan, which is available to employees in the Republic of Ireland; and the Deferred Compensation Plan for Non-Employee Directors, which was adopted in 1986 and amended in 1993 and 2002.

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 41,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2024, with approximately an additional 41,000 shares being provided as matched shares.

The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 340,000 shares are authorized for use under this plan, of which approximately 72,000 had been issued as of December 28, 2024.

The remaining information required by this Item 12 will be set forth in a Form 10-K/A and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be set forth in a Form 10-K/A and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be set forth in a Form 10-K/A and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 21, 2025, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.
Consolidated Statement of Comprehensive Income for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.
Consolidated Balance Sheet at December 28, 2024 and December 30, 2023.
Consolidated Statement of Equity for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.
Consolidated Statement of Cash Flows for the years ended December 28, 2024, December 30, 2023 and December 31, 2022.
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

ITEM 16. FORM 10-K SUMMARY
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 2, 2023, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger, dated as of August 13, 2024, by and among Kellanova, Acquiror 10VB8, LLC and Merger Sub 10VB8, LLC and, solely for the limited purpose specified therein, Mars, Incorporated, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 14, 2024, Commission file number 1-4171.**	IBRF
3.01	Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 2, 2023, Commission file number 1-4171.	IBRF
3.02	Bylaws of Kellanova, as incorporated by reference to Exhibit 3.02 to our Annual Report on Form 10-K dated February 20, 2024, Commission file number 1-4171.	IBRF
3.03	Certificate of Amendment to the Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 1, 2024, Commission file number 1-4171.	IBRF
4.01	Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.02	Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.	IBRF
4.04	Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.05	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.	IBRF
4.06	Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.	IBRF
4.07	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.	IBRF
4.09	Description of Equity Securities	E
4.10	Description of Debt Securities	E
4.11	Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.	IBRF
4.12	Officers' Certificate of Kellogg Company (with form of 5.250% Senior Notes due 2033), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 1, 2023, Commission file number 1-4171.	IBRF
4.13	Indenture, dated May 6, 2024, between Kellanova and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement, Commission on Form S-3 (File No. 333-279131), Commission file number 1-4171.	IBRF
4.14	Officer’s Certificate of Kellanova (with form of 5.750% Senior Notes due 2054), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 16, 2024, Commission file number 1-4171.	IBRF
4.15	Officer’s Certificate of Kellanova (with form of 3.750% Senior Notes due 2034) (incorporated herein by reference to Exhibit 4.2 to Kellanova’s Registration Statement on Form 8-A filed May 16, 2024).	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.01	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.03	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.04	Kellanova 2002 Employee Stock Purchase Plan, effective as of January 1, 2021, incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on February 20, 2024.*	IBRF
10.05	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.08	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.09	Five-Year Credit Agreement dated as of December 21, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BOFA Securities, INC., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication agents and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 23, 2021, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.11	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.14	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.15	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.16	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.17	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.18	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.19	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.20	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.21	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.22	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.23	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.24	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.25	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*	IBRF
10.26	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.27	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF
10.28	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*	IBRF
10.29	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*	IBRF
10.30	2022-2024 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*	IBRF
10.31	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*	IBRF
10.32	Kellanova 2022 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on February 20, 2024.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.33	Kellanova Aircraft Policy, incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed on February 20, 2024.*	IBRF
10.34	Agreement, dated October 21, 2020, between Gollek Servicios, S.C. and Victor Hugo Marroquin, incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on February 20, 2024.*	IBRF
10.35	2023-2025 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*	IBRF
10.36	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*	IBRF
10.37	Amendment to the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, Commission file number 1-4171.*	IBRF
10.38	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.*	IBRF
10.39	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.40	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.41	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.42	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.43	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.	IBRF
10.44	2024-2026 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.	IBRF
10.45	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.	IBRF
10.46	Amendment to Supply Agreement dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 1, 2024, Commission file number 1-4171.	IBRF
10.47	364-Day Credit Agreement, dated as of December 11, 2024, with Bank of America, N.A., as Administrative Agent, Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A., Mizuho Bank Ltd. and Sumitomo Mitsui Banking Corporation as Co-Syndication Agents, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A., Mizuho Bank Ltd., and Sumitomo Mitsui Banking Corporation as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 12, 2024, Commission file number 1-4171.	IBRF
10.48	Amended and Restated Kellanova Severance Benefit Plan dated October 1, 2024, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed October 31, 2024, Commission file number 1-4171.*	IBRF
10.49	Amendment to the Kellanova 2002 Employee Stock Purchase Plan dated July 31, 2024, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed October 31, 2024, Commission file number 1-4171.*	IBRF
10.50	Agreement of Termination, Fulfillment, and Settlement of the Private Agreement between Gollek Servicios, S.C. and Victor Marroquin.*	E
10.51	Kellanova Excise Tax Gross-Up Plan and Form of Participation Agreement.*	E
10.52	Kellanova Form of Mitigation Plan.*	E
19.1	Kellanova Insider Trading Policy	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
97	Kellanova Clawback Policy, incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on February 20, 2024	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellanova.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Todd W. Haigh to execute our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Amit Banati.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
In reliance on Item 601(b)(4) of Regulation S-K, we agree to furnish to the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of Kellanova.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2025.

KELLANOVA

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025

/s/ Amit Banati Amit Banati	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 21, 2025

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 21, 2025

* Stephanie A. Burns	Director	February 21, 2025

* Carter A. Cast	Director	February 21, 2025

* Roderick D. Gillum	Director	February 21, 2025

* Zachary Gund	Director	February 21, 2025

* Donald R. Knauss	Director	February 21, 2025

* Mary A. Laschinger	Director	February 21, 2025

* Erica L. Mann	Director	February 21, 2025

* La June Montgomery Tabron	Director	February 21, 2025

* J. Michael Schlotman	Director	February 21, 2025

* Carolyn M. Tastad	Director	February 21, 2025

* By:	/s/ Todd W. Haigh Todd W. Haigh	Attorney-in-fact	February 21, 2025