Form 10-K/A
period 2024-12-28
KELLANOVA
filed 2025-03-07
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No. 1)

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
As of January 25, 2025, 345,215,923 shares of the common stock of the registrant were issued and outstanding.

Auditor Firm ID	Auditor Location	Auditor Name
238	Chicago, Illinois	PricewaterhouseCoopers LLP

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A, or this Form 10-K/A, to the Annual Report on Form 10-K of Kellanova (the "Company") for the fiscal year ended December 28, 2024, filed with the Securities and Exchange Commission, or the SEC, on February 21, 2025, or the Original Form 10-K, is being filed solely for the purpose of including the information required by Part III of Form 10-K that the Company did not include in the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement for an annual meeting of shareholders containing such information within 120 days after the end of our fiscal year ending December 28, 2024.

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or any exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect any events which occurred subsequent to the filing of the Original Form 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Form 10-K was filed.

Unless otherwise specified or indicated by the context, “Kellanova,” the “Company,” “we,” “us” and “our” refer to Kellanova, its divisions and subsidiaries.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
Information regarding our executive officers is set forth under “Executive Officers” under Item 1 of the Original Form 10-K.
Directors
The following sets forth information concerning the directors serving on the Board of Directors (the "Board") of Kellanova.

STEPHANIE BURNS, Ph.D. | 70
Qualifications, Experience and Expertise Contributed to our Board
•Executive leadership and corporate governance skills. As the former CEO of major chemical company Dow Corning, Dr. Burns brings to the Board broad expertise in global innovation, research and development, manufacturing and commercial management as well as science and technology leadership. The Board also benefits from Dr. Burns extensive boardroom experience as a director at technology- and innovation-driven companies like HP and Corning.
•Deep scientific knowledge. Dr. Burns brings the perspectives of a leader in scientific innovation to the Board. She has deep technical skills rooted in her Ph.D. in organic chemistry and work as a researcher, experience as the CEO of Dow Corning, and service on several chemistry and technology councils and industry association boards.
•Relevant ESG and risk management experience. As the Chair of the Audit Committee, she draws upon her experience in managing the impacts of manufacturing on the environment, understanding of the effective management and disclosure of ESG risks and opportunities, and informed perspectives on corporate sustainability practices to improve the Board’s oversight of ESG and to enable the Company to drive long-term, sustainable value for shareowners.
•Audit Committee Financial Expert under SEC rules on account of her decades of financial management experience and service on public companies’ audit committees.

Former CEO of Dow Corning Corporation Director since February 2014 Committees Audit (Chair) Nominating and Governance Executive

Business Experience
•Chief Executive Officer (2004 – 2011), Chairman (2006 – 2011), President (2003 – 2010) and Executive Vice President (2000 – 2003), Dow Corning Corporation, a silicon-based manufacturing company
•Director of Women’s Health, Dow Corning Corporation
•Researcher (Organosilicon Chemistry), Dow Corning Corporation

Other Boards
US-Listed Companies
•Independent Director (2015 – Present), HP Inc., a multinational information technology company
•Independent Director (2012 – Present), Corning Incorporated, a materials science and technology company
•Chairman (2006 – 2011) and Director (2001 – 2011), Dow Corning Corporation, a silicon-based manufacturing company
•Independent Director (2007 – 2016), GlaxoSmithKline plc
Other Leadership Service
•Former Vice Chair, President’s Export Council
•Former Honorary President, Society of Chemical Industry
•Former Chair, American Chemistry Council
•Former Director – Science & Technology, Women’s Health USA, Inc.

Education •Ph.D., Organic Chemistry, Iowa State University •B.S. in Chemistry, Florida International University

STEVE CAHILLANE | 59
Qualifications, Experience and Expertise Contributed to Our Board and Company
•Extensive leadership experience in consumer food and beverage industry. With over 20 years of executive experience in the consumer food and beverage industry, including at Kellanova, Nature’s Bounty and Coca-Cola, Steve brings significant operational leadership experience to the Board and Company. He orchestrated Kellogg Company’s split into Kellanova and WK Kellogg Co and is leading Kellanova’s strategic transformation into a highly differentiated, snacks-focused company with renewed innovation and stronger global brand presence.
•Comprehensive consumer product expertise. As President and CEO of Nature’s Bounty and head of various operating groups at Coca-Cola, Steve has deep knowledge in branded consumer products, consumer dynamics and health and nutrition. Steve has extensive marketing and branding experience at consumer-focused companies burnishing classic brands and successfully expanding products into new markets.
•Strong strategic track record. Steve has an impressive strategic planning record, particularly in fast-moving consumer goods and health and nutrition innovation, research and development. Steve has led the expansion of the Company’s product portfolio, including through strategic acquisitions and innovation, while emphasizing healthier food options and a product mix that evolves with shifting consumer preferences. Steve is leading the Company’s cultural transformation into a more agile and adaptable company that operates reliably for customers and suppliers alike.

Chairman of the Board, President and CEO of Kellanova Director since October 2017 Committees Executive (Chair)

Business Experience
•Chairman (2018 – Present) and President, Chief Executive Officer and Director (2017 - Present), Kellanova (formerly Kellogg Company), a global leader in snacking, cereal, noodles, and plant-based foods
•Chief Executive Officer and President (2014 – 2017), Nature’s Bounty Co., a health and wellness company, and Alphabet Holding Company, its holding company
•Executive Vice President, The Coca-Cola Company, a beverage Company
•President (2013 – 2014), Coca-Cola Americas, the global beverage maker’s largest business
•President (2007-2012), various operating groups of The Coca-Cola Company
•Chief Marketing Officer (2001 – 2007), InBev SA, the world’s largest brewing company
•Chief Executive Officer (2003 – 2005), Interbrew UK Holdings
•Chief Executive Officer (2001 – 2003), Labatt USA LLC

Other Boards
US-Listed Companies
•Independent Director (2023 – Present), Colgate-Palmolive Company, a multinational consumer products company
Other Leadership Service
•Member of Board of Trustees (2018 – Present), W.K. Kellogg Foundation Trust
•Director (2018 – 2024), The Consumer Goods Forum Board of Directors

Education •Bachelor of Arts in Political Science, Northwestern University •M.B.A., Harvard University

CARTER CAST | 61
Qualifications, Experience and Expertise Contributed to Our Board
•Strategic leadership in consumer goods, retail and omnichannel sales. Carter steered Walmart’s online strategy and improved its e-commerce presence during Walmart.com’s crucial growth phase, causing it to become the third-highest volume online retailer. His experiences in e-commerce and digital marketing and sales inform the Company’s efforts to reach consumers through omnichannel and e-commerce initiatives.
•Food manufacturing and product innovation experience. At PepsiCo, Carter managed Frito Lays’ $1.5 billion tortilla chip category and led marketing and product innovation efforts to develop Tostitos Scoops! and develop and launch the Tostitos salsas and dips product line.
•Marketing and brand expertise. In addition to his work at PepsiCo, he helped launch successful and globally recognized products at Electronic Arts, including The Sims and titles in the EA Sports franchise. Carter then served as founding Chief Marketing Officer of Blue Nile, the leading seller of diamonds and jewelry online.
•Investment insight and entrepreneurial mindset. As an operating partner for Pritzker Private Capital, he excels at assessing investment opportunities and catalyzing strategic partnerships and M&A transactions that drive growth, innovation and sustainable results. Drawing on his leadership experience at startups and work as a professor of entrepreneurship, he adds unique insights on innovation, emerging market trends, risk assessment and consumer behavior.

Operating Partner at Pritzker Group Venture Capital Director since June 2017 Committees Manufacturing Social Responsibility and Public Policy

Business Experience
•Operating Partner (2023 – Present), Pritzker Private Capital, an upper middle-market investment firm
•Venture Partner (2012 – 2022), Pritzker Group Venture Capital
•Michael S. and Mary Sue Shannon Clinical Professor of Entrepreneurship, Kellogg School of Management, Northwestern University (joined faculty in 2011; awarded endowed chair in 2019)
•Chief Executive Officer (2007 – 2011), Hayneedle
•President and Chief Executive Officer (2005 – 2007), Walmart.com
•Senior Vice President, Vice President and Chief Marketing Officer (2000 – 2005), Walmart.com
•Founding Chief Marketing Officer (1999 – 2000), Blue Nile, Inc.
•Various marketing positions, Electronic Arts and PepsiCo / Frito-Lay (1986 – 1999)

Other Boards US-Listed Companies - None Other Leadership Service •Board Members (2024 – Present), Heartland Company •Board Member (2021 – Present), Monogram Foods •Board Member (2020 – Present), PLZ Corp.

Education •B.A. in Political Science, Stanford University (1985) •M.B.A. in Strategy, Marketing, Kellogg School of Management, Northwestern University (1992)

ROD GILLUM | 74
Qualifications, Experience and Expertise Contributed to Our Board
•Crisis and risk management expertise. As a Principal at law firm Jackson Lewis, Rod’s practice concentrates on corporate strategies related to crisis management, labor relations and legal risk avoidance. He has decades of significant experience in thoughtfully anticipating and navigating a range of crises and risks, including those relating to product recalls, safety and health concerns, and supply chain disruptions. The Board benefits from Rod’s ability to build trust and consensus across constituencies and deliver creative solutions to complex problems.
•Trusted expert in labor relations, regulation and government affairs matters. Rod has firsthand experience with planning and managing a large organization’s personnel, health care, benefit plans, labor relations and workers’ compensation legal matters. He provides the Board and management team with valuable insights on managing Kellanova’s workforce and employee relations.
•In-depth experience implementing and running CSR initiatives. Rod previously held the role of Vice President of Corporate Responsibility at General Motors and Rod served as a co-leader at the Public Policy Center, where he develops and coordinates global policy positions on safety, trade and government relations.

Principal at Jackson Lewis P.C. Director since February 2019 Committees Manufacturing Social Responsibility and Public Policy

Business Experience
•Principal (2010 – Present), Jackson Lewis P.C., a labor and employment-focused law firm
•Vice President, Corporate Responsibility (1997 – 2010), General Motors Company
•Various legal and strategic planning roles, General Motors Company
•Attorney, National Labor Relations Board

Other Boards
US-Listed Companies - None
Other Leadership Service
•Member of Board of Trustees (2006 – Present), The W.K. Kellogg Foundation
•Board Chair (2012 – 2013) and Co-Trustee (2017 – 2019), W.K. Kellogg Foundation Trust
•Vice Chairman, Invest Detroit
•Director and Secretary, Detroit Economic Club
•Vice Chairman, Emeritus, New Detroit
•Director, National Memorial Project Foundation, Inc.
•Director, Emeritus, Charles H. Wright Museum of African American History

Education •B.A. in Pre-Law Social Science, Michigan State University •J.D., Northeastern University School of Law •M.S. in Management, Massachusetts Institute of Technology (MIT)

ZACK GUND | 54
Qualifications, Experience and Expertise Contributed to Our Board
•Long-term investment approach across many industries. As a Founder and Managing Partner of private equity firm Coppermine Capital, LLC, Zack oversees investments in several portfolio companies spanning the food and beverage, healthcare services, business services and niche manufacturing industries. Coppermine Capital has several investments with a current holding period of over 10 years, demonstrating his commitment to driving growth and innovation over the long term and highlighting his deep understanding of investor expectations and creating value for shareowners. Zack and his family also have a significant interest in Kellanova’s shares, which furthers his alignment with shareowners and ensures that the Board understands investor expectations.
•Deep experience with manufacturing. Zack has over two decades of experience investing in and advising manufacturing-related business, including companies in the food manufacturing space, on their strategy and operations. His experiences in the space equip him to serve as the chair of the Manufacturing Committee and monitor Kellanova’s efforts to ensure food quality and safety, employee safety and sound supply chain performance.
•Financial and accounting acumen. From his investing activities and work as Managing Partner of Coppermine Capital, Zack has significant experience with financial analysis, accounting and valuation matters involving companies in a variety of industries, including retail companies.

Managing Partner of Coppermine Capital Director since December 2014 Committees Manufacturing (Chair) Compensation and Talent Management Nominating and Governance

Business Experience •Managing Partner (2001 – Present), Coppermine Capital, LLC

Other Boards
US-Listed Companies
•Independent Director (2023 – Present), WK Kellogg Co, a leading manufacturer, marketer and distributor of branded ready-to-eat cereal in the U.S., Canada, and Caribbean
Other Leadership Service
•Chairman, CC/CPG Holding Company
•Chairman, Coppermine Bakery Holdings Inc.
•Chairman, Autism Care Partners
•Director, AccordCare, LLC
•Director, Marvel Biome, LLC
•Director, AssuranceSD, Inc.
•Director, Little Leaf Farms
•Director, Heat Recovery Innovations

Education •B.A. in English from University of Vermont •M.B.A. in Business Administration, Kellogg School of Management, Northwestern University

DON KNAUSS | LEAD DIRECTOR | 74
Qualifications, Experience and Expertise Contributed to Our Board
•Extensive leadership experience in consumer goods industry. Don has served as CEO, executive chair, non-executive chair, and lead independent director at consumer- and customer-focused large public companies. The Board and management team benefit from his insights and judgment honed through over 40 years of service at consumer products businesses like Clorox, Coca-Cola, PepsiCo, and Procter & Gamble. As Kellanova’s Lead Independent Director, Don draws upon his significant public company board experience to establish a boardroom culture rooted in active engagement and a commitment to representing the interests of all shareholders.
•Deep product strategy acumen and marketing expertise. As CEO of Clorox, he invested in improving existing product quality and revitalized brands including Brita to drive sales growth and expand margins. He helped revitalize Coca-Cola’s innovation pipeline across beverage categories after overseeing the integration of Minute Maid into Coca-Cola’s North America business and securing a deal with the Houston Astros to name their stadium Minute Maid Park.
•Strong track record of unlocking value through sustainability and CSR initiatives. As CEO of Clorox, he led the acquisition of Burt’s Bees in 2007 to fuel the company’s focus on creating green and natural cleaning products and to drive supply chain sustainability. He brings an understanding of raw materials and their sourcing as well as innovation in sustainable packaging.
•Audit Committee Financial Expert under SEC rules on account of his decades of financial management experience.

Former Chairman and CEO of The Clorox Company Director since December 2007 Committees Nominating and Governance (Chair) Audit Compensation and Talent Management Executive

Business Experience
•Chairman and Chief Executive Officer (2006 – 2014), The Clorox Company, a manufacturer and marketer of consumer and professional products
•Executive Vice President (2004 – 2006), The Coca-Cola Company
•President and Chief Operating Officer (2004 – 2006), Coca-Cola North America
•President (2003 – 2004), Retail Division of Coca-Cola North America
•President and Chief Executive Officer (2000 – 2003), The Minute Maid Company
•Various marketing and sales positions, PepsiCo and Procter & Gamble
•Officer (retired), United States Marine Corps

Other Boards
US-Listed Companies
•Independent Director (2015 – Present), Target Corporation, a Fortune 500 company that operates a chain of discount department stores and hypermarkets
•Independent Chairman (2022 – Present), McKesson Corporation, a Fortune 500 healthcare services provider that offers a range of pharmaceuticals, medical supplies, and healthcare services
Other Leadership Service
•Chair Emeritus, University of San Diego Board of Trustees
•Member, Marine Corps University Foundation Board of Trustees

Education •B.A. in History, Indiana University Bloomington

MARY LASCHINGER | 65
Qualifications, Experience and Expertise Contributed to Our Board
•Strategic business leader with significant transactional experience. Mary served as Chief Executive Officer and chaired the Board of Directors of Veritiv Corporation (NYSE: VRTV) from July 2014 until her retirement in September 2020. Veritiv was a Fortune 500® company and a leading North American business-to-business distribution solutions company. As Chairman and CEO of Veritiv, she integrated the businesses and grew Veritiv into the largest packaging and distribution company in the U.S. by a significant margin. Mary oversaw Veritiv’s acquisition of All American Containers as part of a strategic focus on balancing operational execution with investment in higher growth and higher margin businesses. Previously, Mary served as Senior Vice President of International Paper from 2007 to July 2014, and as President of the xpedx distribution business from January 2010 to July 2014. Mary also served as President of the Europe, Middle East, Africa, and Russia business at International Paper from 2005 until 2010; Vice President and General Manager of International Paper’s Wood Products and Pulp businesses, as well as in other senior management roles in sales, marketing, manufacturing, and supply chain at International Paper. While at International Paper, Mary successfully oversaw a complex transaction where International Paper spun off its $4 billion xpedx distribution business and merged it with the next largest competitor Unisource to form Veritiv Corporation. Prior to joining International Paper in 1992, Mary held various positions in sales, marketing, and supply chain at James River Corporation, Kimberly-Clark Corporation, and Shopko Corporation (Department Store).
•Extensive international and global supply chain experience. In her role as President of the EMEA and Russia business at International Paper, Mary negotiated a joint venture with Ilim Holding S.A., the leader of the Russian pulp and paper industry. The joint venture was the largest ever foreign-domestic alliance in the Russian forest sector at the time. Mary’s international work experience informs her insights on international manufacturing and the operational delivery of products and services globally.
•People management expertise. Through her executive leadership and service on the boards of other large public companies, Mary has developed expert knowledge of leadership development as well as defining and implementing compensation, benefits, and related human resource matters. Mary brings those skills and perspectives to the Board in her role as the Chair of the Compensation and Talent Management Committee.

Former Chair of the Board and CEO of Veritiv Corporation Director since October 2012 Committees Compensation and Talent Management (Chair) Nominating and Governance Executive

Business Experience
•Chairman and Chief Executive Officer (2014 – 2020), Veritiv Corporation
•President of xpedx Distribution Business (2010 – 2014), International Paper Company
•Senior Vice President (2007 – 2014), International Paper Company
•Various senior management roles in sales, marketing, manufacturing and supply chain (1992 – 2010), International Paper Company
•Various positions in manufacturing, supply chain, and marketing, James River Corporation (now Georgia-Pacific) and Kimberly-Clark Corporation

Other Boards
US-Listed Companies
•Independent Director (2022 – Present), Dollar Tree, Inc., a leading chain of discount variety stores
•Chairman (2014 – 2020), Veritiv Corporation, a major provider of packaging, printing and facility solutions
•Former Independent Director (2021 – 2024), Newmont Corporation, the world’s largest gold mining company
Other Leadership Service
•Executive Advisory Council Member (2024 – present), Apollo Global Management, a global investment firm that provides alternative asset management and retirement services
•Former Board Member and Chair of Audit Committee (2017 – 2021), Federal Reserve Bank of Atlanta Board of Directors
•Former Lead Director, Ilim Group

Education •B.A. in Business Administration, University of Wisconsin–Eau Claire •M.B.A. in Business Administration, University of Connecticut School of Business

ERICA MANN | 66
Qualifications, Experience and Expertise Contributed to our Board
•Health and nutrition leadership. Erica has over 30 years of experience at global healthcare and pharmaceuticals companies, including as an executive at Bayer AG, Pfizer and Wyeth and director at DSM-Firmenich and Perrigo. At Bayer, she championed the launch of innovative over-the-counter (OTC) healthcare products, thereby providing safe, trusted and convenient self care solutions to consumers across the globe. At Pfizer and Wyeth, her leadership facilitated the introduction of groundbreaking therapies, vaccines and infant nutritionals into many global markets.
•Deep operational knowledge and strategic experience. As President of Consumer Health at Bayer and President and General Manager of Nutritional Health at Pfizer (and Wyeth until its merger with Pfizer), she worked in highly regulated, complex, multi-channel and multi-product environments across four continents involving numerous emerging markets. Erica adds to the Board significant experience with executing and integrating large-scale and small-scale M&A.
•Financial acumen and risk management. The Board benefits from her financial acumen and risk management expertise honed from several decades of service in the health and nutrition space, including more than 25 years of active P&L management at major healthcare products companies. During her career as an executive and director, Erica has demonstrated adept risk assessment and mitigation strategies to ensure that companies were able to address regulatory challenges and market uncertainties while maintaining operational resilience and a commitment to ethical practices.

Former President Consumer Health of Bayer Healthcare LLC Director since February 2019 Committees Audit Social Responsibility and Public Policy

Business Experience
•Member of the Board of Management (2016 – 2018) and Global President and CEO of Consumer Health (2011 – 2018), Bayer AG
•President and General Manager of Nutritional Health Division (2009-2011), Pfizer Inc.
•Senior Vice President of Nutrition and Managing Director ANZ (2003 – 2009), Wyeth
•Chief Executive Officer (1987-2002), Wyeth South Africa (Pty) Ltd
•Various positions of increasing responsibility, Eli Lilly & Company, Johnson & Johnson and Lederle Laboratories

Other Boards
US-Listed Companies
•Independent Director (2025 – present), Kenvue Inc., a consumer health company with a portfolio of iconic brands (member of the Nominating, Governance & Sustainability Committee)
•Independent Director (2019 – 2024), Perrigo Company PLC, a leading provider of consumer self-care products and over-the-counter health and wellness solutions (member of the Talent & Compensation Committee and Mergers & Acquisitions Committee)
Other Leadership Service
•Independent Director (2019 – Present), DSM-Firmenich AG and former Supervisory Board Member of Koninklijkend DSM N.V. (DSM) until its merger with Firmenich in 2023, an innovative, nutrition, health and beauty company (member of Sustainability Committee & Governance & Nomination Committee)
•Independent Director (2021 – 2023) Blackmores LTD, a leading Australian natural health company (member of People & Remuneration Committee and Risk & Technology Committee)
•Member of Board of Management (2016 – 2018), Bayer AG and Bayer AG Consumer Health and former CEO Bayer Consumer Health (2011-2018)
•Former Chair, World Self Medication Industry Association
•Former Non-Executive Director, SOHO Flordis International

Education •National Diploma in Analytical Chemistry, Tschwane University of Technology

MIKE SCHLOTMAN | 67
Qualifications, Experience and Expertise Contributed to Our Board
•Successful financial leader and steward. Mike served as the CFO of Kroger, overseeing the success of a Fortune 20 company and one of the world’s largest grocery retailers that consistently recorded over $110 billion in sales during his tenure. During his tenure, he implemented cost-saving initiatives and optimized operational efficiency while maintaining quality, which drove increased profitability and competitive positioning for Kroger during a period of significant growth.
•Strong track record of industry foresight and commitment to digital innovation. As Kroger’s CFO, he was a chief architect of its three-year Restock strategy, shifting Kroger’s focus to cost savings, digital growth, and alternative profit streams through analytics, which quadrupled digital sales and achieved over $1 billion in annual cost savings. Under his leadership, Kroger acquired a stake in British online supermarket Ocado and meal kit company Home Chef and entered into various partnership with industry giants like Alibaba and Walgreens. The Board and management team benefit from his insights and judgment on strategy, M&A and portfolio optimization.
•Financial accounting acumen and regulatory and risk management insights. Mike adds to the Board and Audit Committee extensive experience overseeing financial reporting and risk mitigation efforts for a large major food and retail business. He helped Kroger shape its strategies to adhere to evolving regulation, improve operational resilience and mitigate exposure to market fluctuations, currency risks and interest rate exposure.

Former EVP and CFO of Kroger Director since October 2020 Committees Audit Social Responsibility and Public Policy

Business Experience
•EVP and Chief Financial Officer (2015 – 2019), The Kroger Company, a leading grocery retailer
•SVP and Chief Financial Officer (2003 – 2015), The Kroger Company
•Group Vice President and Chief Financial Officer (2000 – 2003), The Kroger Company
•Vice President and Corporate Controller (1995 – 2000), The Kroger Company
•Various positions in corporate accounting, The Kroger Company

Other Boards
US-Listed Companies - None
Other Leadership Service
•Chairperson (2023 – Present), Wendal
•Board Member (2008 – 2023), Ohio National Financial Services
•Chairman of the Board (2022 – 2023) and Board Member (2019 – 2021), Connectic Ventures
•Chair of the Board (2016 – 2021) and Board Member (2013 – 2023), CVG Airport
•Member, CNBC Global CFO Council

Education •B.S. in Accounting, University of Kentucky

LA JUNE MONTGOMERY TABRON | 62
Qualifications, Experience and Expertise Contributed to Our Board
•Extensive organizational experience and crisis management. La June is an accomplished leader, thinker and problem solver who has a track record of coordinating efforts on major projects and charitable causes across constituencies. As President and CEO of the W.K. Kellogg Foundation, one of the largest philanthropic organizations globally, she has led the integration of WKKF’s leadership committees to ensure unified execution of the organization’s mission and strategic framework across all programmatic and priority place areas. Her decisive leadership and demonstrated understanding of complex issues make her a highly additive member of the Board.
•Impactful health, nutrition and civic advocate. As a leader at the W.K. Kellogg Foundation, La June has steered the planning and funding of initiatives focused on advancing health, nutrition, and racial equity. She has broad experience overseeing programs addressing childhood obesity and advocating for improved access to healthy, affordable, local food in lower resource communities. La June’s insights into health equity and community impact inform the Board’s strategic oversight and efforts to align Kellanova’s offerings with evolving consumer preferences for healthier snacks while fulfilling the Company’s social responsibility goals.
•Strategic planning input. As a trustee of the Company’s largest shareholder, the W.K. Kellogg Foundation, La June seeks to foster synergies between the Foundation's mission and the Company's strategic direction and ensure strong alignment with shareholders’ interests.

President and CEO of the W.K. Kellogg Foundation Director since February 2014 Committees Social Responsibility and Public Policy (Chair) Manufacturing Executive

Business Experience •President and CEO (2021 – Present), The W.K. Kellogg Foundation •EVP of Operations, Treasurer, and various other roles, The W.K. Kellogg Foundation •Auditor, Plante & Moran CPAs

Other Boards
US-Listed Companies - None
Other Leadership Service
•Member of Board of Trustees (2014 – Present), The W.K. Kellogg Foundation
•Trustee (2014 – Present), W.K. Kellogg Foundation Trust
•Member of Board, Detroit Regional Partnership Board
•Member, W.E. Upjohn Institute for Employment Research
•Member of TIAA Board of Trustees (member of Audit, Social Responsibility and Nominating and Governance Committees)
•Member, various boards of Battle Creek Community Health Partners
•Member of Board, Bronson Healthcare Group (Chair of Audit Committee)
•Member of Board, Southern Communities Initiatives

Education •B.A. in Business Administration, University of Michigan – Ann Arbor •M.B.A., Kellogg Graduate School of Management, Northwestern University

Former CEO - Health Care of The Proctor & Gamble Company Director since December 2015 Committees Compensation and Talent Management Manufacturing Nominating and Governance
CAROLYN TASTAD | 63
Qualifications, Experience and Expertise Contributed to Our Board
•Impactful consumer products leader. Carolyn worked across Procter & Gamble’s full portfolio of brands during her nearly 40-year career there and most recently served as CEO of its global Health Care business, overseeing a portfolio of well-known and trusted brands like Crest, Oral-B, Vicks, Metamucil, Pepto-Bismol, and Neurobion. Before that, she led P&G’s largest market, North America, leading the business and transformation of its operating model to drive superior innovation and reinforce the brand equity of its products. Under her leadership, the business delivered strong results, representing over almost half of P&G’s total revenues and a majority of its profit.
•Proven track record overseeing international operations. At P&G, she led national, multinational and global businesses while living in Canada, the U.S. and Switzerland. During her tenure, she oversaw strategic initiatives to integrate transactions, cultivate international partnerships, devise market-entry strategies, and tailor products to local retail landscapes, which amplified P&G’s foothold and resonance in international markets and drove substantial growth.
•Deep commitment to people management. She provides our Board and management with an added understanding of how to effectively lead a large workforce while positively transforming organizational capabilities and culture. Carolyn served as executive sponsor of P&G’s Gender Equality citizenship effort and led P&G’s Corporate Women’s Leadership Team, and she remains focused on bolstering gender and cultural equality in the workplace. Her leadership skills were recognized through her selection as one of Fortune’s Most Powerful Women in 2015–2018.

Former CEO - Health Care of The Proctor & Gamble Company Director since December 2015 Committees Compensation and Talent Management Manufacturing Nominating and Governance

Business Experience
•CEO, Health Care (2021 – 2022), The Procter & Gamble Company, a leading consumer goods company
•Group President, North America (2015 – 2021), The Procter & Gamble Company
•Global Officer, Customer Business Development (2014 – 2015), The Procter & Gamble Company
•Various other roles (1983 – 2014), The Procter & Gamble Company

Other Boards
US-Listed Companies - None
Other Leadership Service
•Chair of the Board of Trustees (2019 – 2022), 3CDC
•Vice-Chair (2015 – 2021), Consumer Brands Association
•Board Member (2014 – 2019), Cincinnati Museum Center

Education •B.A. in Commerce, University of Saskatchewan

Code of Ethics
We have adopted a Global Code of Ethics which applies to our chief executive officer, chief financial officer, corporate controller and all our other employees, and which can be found at investor.kellanova.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K with respect to any amendments or waivers to the Global Code of Ethics applicable to our chief executive officer, chief financial officer or corporate controller on our website at investor.kellanova.com.
Audit Committee
We have a separately-designated standing Audit Committee of the Board of Directors. All of the members of the Audit Committee meet the independence requirements of the New York Stock Exchange ("NYSE") and the Securities and Exchange Commission ("SEC"). The Audit Committee is currently composed of four members: Dr. Burns, Mr. Knauss, Ms. Mann and Mr. Schlotman, with Dr. Burns acting as Chair.
Each member who served on the Audit Committee during 2024 is financially literate and met the independence requirements of the NYSE, the Securities Exchange Act of 1934, as amended (“Exchange Act”), and our Corporate Governance Guidelines. Dr. Burns, the Chair of the Committee, and Mr. Knauss have each been determined by the Board to be an "audit committee financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K.

Insider Trading Policy
The Company maintains securities trading policies and procedures (the “insider trading policy”) to prevent the misuse of confidential information about the Company as well as other companies about which our employees may acquire inside information, and to promote compliance with the securities laws. Among other things, the insider trading policy prohibits trading on material non-public information and prohibits Directors, executive officers and certain other employees from buying or selling Kellanova securities during the Company’s non-trading periods, also called “blackout periods.” Additionally, our insider trading policy prohibits our Directors, executives and other employees from engaging in any transaction in which they may profit from short-term speculative swings in the value of our securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future) or “short sales against the box” (selling owned, but not delivered securities), “put” and “call” options (publicly available rights to sell or buy securities within a certain period of time at a specified price or the like) and hedging transactions, such as zero-cost collars and forward sale contracts. Our named executive officers and other officers may not pledge shares or enter into any risk hedging arrangements with respect to Kellanova stock. Named executive officers may not hold Kellanova stock in a margin account or pledge Kellanova stock as collateral for a loan. We believe the insider trading policy is designed to promote compliance with relevant SEC regulations and applicable NYSE listing standards, including insider trading rules.
A copy of our insider trading policy was filed as Exhibit 19.1 to our Original Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Compensation and Talent Management Committee Report
As detailed in its charter, the Compensation and Talent Management ("C&T") Committee oversees our compensation program on behalf of the Board. In the performance of its oversight function, the C&T Committee, among other things, reviewed and discussed with management the Compensation Discussion and Analysis set forth below. Based upon these reviews and discussions, the C&T Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.
COMPENSATION AND TALENT MANAGEMENT COMMITTEE
Mary Laschinger, Chair
Zack Gund
Don Knauss
Mike Schlotman
Carolyn Tastad
This executive summary highlights core principles of our executive compensation program and the approach followed by the C&T Committee (our "Core Principles").
Core Principles
During fiscal year 2024, our Core Principles relating to executive compensation remained consistent with years past. We continue to operate in a robust and challenging industry, where competitive compensation is central to business performance. We believe that our executive compensation program for our NEOs (as defined in "Compensation Discussion and Analysis" (or "CD&A") beginning on page 19) should be designed to:
•provide a competitive level of total compensation necessary to attract and retain key talent to help deliver successful business performance;
•appropriately motivate our NEOs to contribute to our near-and long-term success; and
•help drive long-term total return for our Shareowners.
Accordingly, the Core Principles that underpin our executive compensation program include Pay for Performance, Shareowner Alignment, Values-Based and Risk Mitigation. A detailed description of these principles is included in the CD&A, and the following is a brief overview of each.

Pay for Performance	Our compensation program is designed to have a significant portion of an NEO’s compensation linked to Kellanova’s actual performance. We accomplish this by utilizing “performance-based” pay programs like our annual incentive plan and Performance Stock Unit Plan, and by limiting perquisites.

Shareowner Alignment	We align the interest of our NEOs with Shareowners by encouraging our NEOs to have a meaningful personal financial stake in Kellanova. We gain this alignment by maintaining stock ownership guidelines, having stock-based programs represent a significant portion of an NEO’s target compensation and using compensation plan goals that are tied to key financial metrics of Kellanova. In addition, our C&T Committee uses additional verification tools such as "total shareowner return" to verify our pay for performance connection.

Values-Based	Our NEOs are evaluated on the behaviors they exhibit as they drive results. The compensation program links the “what” each NEO contributes as well as “how” an NEO makes those contributions.

Risk Mitigation	Our compensation program is designed to mitigate risks relating to our business. The program accomplishes this by balancing short-term and rolling three-year incentives, which uses various financial metrics to ensure the business grows in a balanced, sustainable manner. In addition, we have a clawback policy applicable to our executive officers, including our NEOs, and use clawback provisions to mitigate risk by creating appropriate remedies under certain circumstances.

Compensation Approach
Our compensation approach is based on (a) driving independent decision-making, (b) utilizing Compensation Peer Group data to appropriately benchmark compensation, (c) following a consistent, rigorous compensation target setting process, and (d) using verification tools to ensure appropriate decisions are being made.
2024 Performance/Payouts
The fundamental principle underlying our compensation programs is pay for performance. The following briefly highlights certain pay elements aligned with the Company’s performance in 2024:
Annual Incentive Plan (“AIP”) Payouts (Pay for Performance)
•Our NEOs participated in our Corporate AIP, our annual performance-based cash incentive plan, during 2024.
•For 2024, the financial performance against the performance goals for Corporate AIP were AIP Operating Profit of $1.96 billion against a target of $1.88 billion, AIP Net Sales of $13.81 billion against a target of $13.43 billion, and AIP Free Cash Flow of $1.13 billion against a target of $1.05 billion. AIP Operating Profit, AIP Net Sales and AIP Free Cash Flow are defined on page 25.
•The associated AIP payout factor, including the non-financial metrics described below, for Mr. Cahillane, Mr. Banati, Mr. Amaya, Mr. Lawlor, and Mr. Kapoor was 117% of target, before consideration for individual performance.
For more information about the Corporate AIP, the performance targets, and actual payouts for each NEO, including individual performance adjustments, see “Annual Incentives” beginning on page 25.
PSU Payouts (Pay for Performance)
•Our NEOs participated in our PSU Plan, a stock-based, pay for performance, three-year incentive plan, pursuant to which performance stock units that are subject to time-based and performance-based vesting (“PSUs”) may be granted.
•PSUs granted in 2022 originally contemplated a three-year performance period covering 2022-2024. As of the date of the spin-off of WK Kellogg Co on October 2, 2023 (the “Spin-Off”), the C&T Committee determined to conclude the measurement period and convert the PSU awards to time-based restricted stock units (“RSUs”), which vest based on the holder's continued service. The Company delivered PSU Net Sales growth of 10.2%, which is significantly above the 2.3% to 3.6% target range, and the Company’s PSU Free Cash Flow performance during the period was $2.0 billion, which is in the $1.75 billion to $2.05 billion target range. PSU Net Sales and PSU Free Cash Flow are defined on page 20.
•Under the PSU Plan, this performance results in a payout of up to 160% of the share target amount. After consideration, the C&T Committee utilized its discretion to determine that our NEOs should receive a payout of 140% of share target amount.
For more information about the PSU awards, the performance targets (including certain adjustments to the performance targets), and actual payouts for each NEO, see “Long-Term Incentives” beginning on page 28.

Compensation Discussion and Analysis
The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers” (or “NEOs”), which consist of our CEO, CFO, and our three next highest paid executive officers.
Our NEOs for fiscal year 2024 were:
•Steve Cahillane, Chairman, President and Chief Executive Officer;
•Amit Banati, Vice Chairman and Chief Financial Officer;
•Nicolas Amaya, Senior Vice President & President, Kellanova North America(1);
•David Lawlor, Senior Vice President & President, Kellanova Europe; and
•Shumit Kapoor, Senior Vice President & President, Kellanova AMEA
(1) Mr. Amaya was appointed to the role of Senior Vice President & President, Kellanova North America effective as of February 1, 2024.
In order to present Kellanova’s executive compensation program in a simple and understandable manner, the CD&A has been organized into the following sections:
A.Key Decisions Summary – an overview of compensation decisions and program updates.
B.Core Principles – the fundamental tenets upon which our compensation program is built, such as “pay for performance.”
C.Compensation Approach – the process used to develop plan design, set compensation, and verify that actual pay is consistent with our Core Principles.
D.Compensation Plans and Design – the specific elements of the compensation program and 2024 pay.
E.Compensation Policies – key policies that govern the operation of the plans.
It is important to read this section in conjunction with the detailed tables and narrative descriptions under “Executive Compensation” beginning on page 32.
A. Key Decisions Summary / Core Principles / Approach / Plans and Design / Policies
2024 Company Updates
The C&T Committee regularly reviews the design and effectiveness of the Company’s executive compensation program. This includes engaging with a variety of stakeholders to gain feedback and input on the Company's executive compensation programs, including the Company’s discussions with Shareowners and on-going reviews with the Company’s independent compensation consultant.
For PSU award payouts approved in 2024 and going forward, the C&T Committee aligned on applying a discretionary total shareholder return (“TSR”) framework as a modifier in order to support our pay for performance connection to better align with Shareowner interests, as further described in the section titled “Performance Stock Unit Plan” beginning on page 28.

Merger-Related Actions

On August 13, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Acquiror 10VB8, LLC (“Acquiror”), a wholly owned subsidiary of Mars, Incorporated (“Mars”), pursuant to which (and subject to the terms and conditions in the Merger Agreement) a wholly owned subsidiary of Acquiror will merge with and into Kellanova, with Kellanova surviving as a wholly owned subsidiary of Acquiror (the “Merger”). Pursuant to the terms of the Merger Agreement with Mars, new annual equity grants to employees, including our NEOs, must be made in the form of RSU awards. Accordingly, PSU awards will not be granted in 2025.

Additionally, pursuant to the terms of the Merger Agreement, participation in the Employee Stock Purchase Plan was frozen after the third quarter 2024 purchase period.

Further, in order to mitigate the possible impact of Sections 280G and 4999 of the U.S. Internal Revenue Code (“the Code”) on the Company and our NEOs, in connection with the Merger:

•The Company established the "Kellanova Excise Tax Gross-Up Plan," to be effective as of the closing date of the Merger, the purpose of which is to help mitigate the impact of the excise tax imposed by Sections 280G and 4999 of the Code on certain affected employees with respect to certain compensation and benefits paid or provided in connection with the Merger. NEOs who are U.S. taxpayers will participate in the Kellanova Excise Tax Gross-Up Plan. For further information regarding this plan, see the section titled "Gross-Up Plan" on page 31.

•As part of the Company's actions to mitigate the possible impact of Sections 280G and 4999 of the Code, a portion of Mr. Banati's annual AIP award in respect of fiscal year 2024 was accelerated and paid out on December 20, 2024. Such AIP award remained subject to the same terms and conditions that applied in respect of the 2024 AIP and certain repayment obligations. For further information regarding this award, see the section titled "2024 AIP Payouts " on page 26.

2024 AIP Payouts (Pay for Performance)
2024 Corporate AIP Payout Factor of 117% of target
Our NEOs participated in our Corporate AIP during fiscal year 2024. The associated AIP payout factor for Mr. Cahillane, Mr. Banati, Mr. Amaya, Mr. Lawlor, and Mr. Kapoor was 117% of target, before consideration for individual performance.
The 2024 Corporate AIP targets were established at the beginning of fiscal year 2024. For fiscal year 2024, the financial performance against the performance goals for Corporate were operating profit of $1.96 billion against a target of $1.88 billion, net sales of $13.81 billion against a target of $13.43 billion, and free cash flow of $1.13 billion against a target of $1.05 billion.
For more information about the AIP, the performance targets, and actual payouts for each NEO, including individual performance adjustments, see “Annual Incentives” beginning on page 25.
2022-2024 Performance Share Unit Plan Payouts (Pay for Performance)
2022-2024 PSU Payout 140% of target
The Company utilized its three-year stock unit plan, referred to as the "Performance Stock Unit Plan" ("PSU Plan"). The PSU Plan is a stock-based, pay for performance, three-year incentive plan. The actual percent of the PSU Plan target paid to our NEOs each year can range from 0% to 200% of the target opportunity based on the level of achievement of the applicable performance-vesting goals.
PSUs granted in 2022 originally contemplated a three-year performance period covering 2022-2024. Further, the goals for the 2022-2024 PSU Plan were established at the beginning of fiscal year 2022 and were tied to organic net sales growth ("PSU Net Sales") and aggregate operating free cash flow ("PSU Free Cash Flow") during the three-year performance period, and did not reflect the Spin-Off. The terms of the 2022-2024 PSU Plan provide for the equitable adjustment of the performance goals based on extraordinary events (which includes a spin-off).

The Spin-Off was completed on October 2, 2023 and adjustments were made to the performance goals of the 2022-2024 PSU awards to equitably adjust for the impact of the Spin-Off. During the 2022-2024 performance period (which concluded on the date of the Spin-Off), the Company delivered PSU Net Sales of 10.2%, which is significantly above the 2.3% to 3.6% target range and the Company’s PSU Free Cash Flow performance was $2.0 billion, which is in the adjusted $1.75 billion to $2.05 billion target range. In addition, the C&T Committee determined to convert the PSU awards to RSUs, which vest based on the holder's continued service.
Under the PSU Plan, this performance results in a payout of up to 160% of the share target amount. After consideration, the Committee utilized its discretion to determine that our NEOs should receive a payout of 140% of share target amount. The Committee determined this as the appropriate payout for the Company’s performance during this period after considering the financial performance as well as (i) market share; (ii) Return on Invested Capital over such performance period; and (iii) Total Shareholder Return relative to our peers over the performance period.
The performance-vesting goals for the PSU Plan and further information regarding the PSU Plan are detailed below in the section titled “Long-Term Incentives” beginning on page 28.
B. Key Decisions Summary / Core Principles / Approach / Plans and Design / Policies
We operate in a robust and challenging industry, where competitive compensation is central to business performance. We believe that our executive compensation program for our NEOs should be designed to:
•Provide a competitive level of total compensation necessary to attract and retain key talent to help deliver successful business performance;
•Appropriately motivate our NEOs to contribute to our near and long-term success; and
•Help drive long-term total return for our Shareowners.
Accordingly, our compensation program is based on the following core principles — each of which is more fully described below.
•Pay for Performance,
•Shareowner Alignment,
•Values-Based, and
•Mitigating Risk.

Pay for Performance
The fundamental principle underlying our compensation programs is pay for performance. That is, we link the amount of actual pay to the performance of Kellanova and each NEO. We accomplish this in several ways, including ensuring that target pay levels are market based, utilizing “performance-based” pay, and limiting perquisites (each of which is more fully described below).
Market Driven Compensation
All components of our executive compensation package are targeted at the median of the market of our Compensation Peer Group (as described below) to ensure that our executives are appropriately compensated, and we are able to recruit and retain the right talent for the organization. Compensation opportunities vary based on time in position, criticality of retention, and sustained performance, as well as other factors. Annual incentive compensation targets may be above or below the median of our Compensation Peer Group based on a variety of factors, including experience and tenure in the role. Actual incentive compensation payouts are based on performance against pre-determined goals that are designed to drive sustainable results and increase Shareowner value.
Performance-Based Compensation
A significant portion of our senior executive’s target compensation is “performance-based” pay, tied to both short-term performance (AIP awards) and long-term performance (PSU awards). Pursuant to the 2024-2026 PSU Plan, in fiscal year 2024, our NEOs were granted PSUs under the Kellanova 2022 Long-Term Incentive Plan (the “LTIP”), which was approved by the Shareowners and is administered by the C&T Committee.
The 2024 compensation package for our CEO, Mr. Cahillane has approximately 71% of target annual compensation (salary, annual incentives and long-term incentives in the form of RSUs and PSUs) linked to performance-based incentives (PSUs and annual incentives). The annual compensation package for our other NEOs averaged approximately 63% of target annual compensation linked to performance-based incentives.
Pursuant to the terms of the Merger Agreement, new annual equity grants to employees, including our NEOs, must be made in the form of RSU awards. Accordingly, PSU awards will not be granted in 2025.
Perquisites and Other Personal Benefits
To further ensure pay for performance, we generally provide limited perquisites or other personal benefits to our executives, including our NEOs, except as described on page 30. For additional information about perquisites, refer to “Executive Compensation — Summary Compensation Table — footnote 6.”
Shareowner Alignment
Aligning the interests of our executives with Shareowners is an important way to drive behaviors that will generate long-term Shareowner value. We align these interests by using equity awards that have a longer-term focus and by maintaining robust stock ownership guidelines (each of which is more fully described below). Equity-based incentives are an effective method of facilitating stock ownership and further aligning the interests of executives with those of our Shareowners. Consequently, a significant portion of our NEOs' total target compensation is comprised of equity-based incentives (approximately 73% of our CEO’s annual target compensation, and an average of 55% of our other NEOs' annual target compensation, is comprised of equity awards in the form of RSUs and PSUs).
At the 2024 Annual Meeting of Shareowners, our Shareowners expressed strong support for the Company’s executive compensation program with approximately 95% of votes cast in favor of the Company’s “Say-on-Pay” proposal. In addition, during the course of 2024, the Company continued regularly engaging with our Shareowners about various corporate governance topics, including executive compensation. When setting compensation, and in determining compensation policies and practices like changing long-term incentives mix and the performance metrics, the C&T Committee took into account feedback from Shareowners received through the Company’s Shareowner outreach program, as well as the results of the 2024 Annual Meeting of Shareowners advisory resolution to approve executive compensation.
Longer-Term Focus
We maintain a stock-based, pay for performance, multi-year incentive plan, which is intended to focus senior management on achieving critical goals over three-year periods. This approach provides the right balance of focusing senior management on important operational and financial goals and providing a direct link to Shareowner interests. Specifically, for the 2022-2024, 2023-2025, and the 2024-2026 PSU Plans, these performance goals were tied to organic net sales growth and aggregate operating free cash flow. In addition, RSUs were granted to our NEOs in 2022, 2023 and 2024, which are subject to three-year cliff vesting.
Stock Ownership Guidelines
Kellanova has established robust share ownership guidelines to strengthen the ongoing and continued link between the interests of Shareowners and NEOs. The CEO is expected to own shares equal to at least six times his base salary. The other NEOs are expected to own shares equal to at least three times their base salary. The Company has a policy such that there is a holding period which requires that all of our NEOs hold all shares received from option or stock awards until their respective ownership guideline is met. Our NEOs currently exceed or are on track to meet their ownership guidelines.

Values-Based
The Company’s executive compensation program is designed to reward an executive’s performance and contribution to Kellanova’s objectives. Each NEO is evaluated on their specific contributions, as well as the behaviors they demonstrate in support of the Company's values and culture. The core values that Kellanova expects and believes are essential to achieving long-term dependable and sustainable growth and increased value for Shareowners are integrity, accountability, and courage, which include:
•Integrity: Acting ethically, fostering inclusion and belonging, acting as good citizens, and being relentless about quality and safety.
•Accountability: Acting strategically, driving results, championing our company and brands, and being customer- and consumer-centric.
•Courage: Acting boldly, proactively, with agility, and being resilient.
We also have leadership behaviors that we believe are critical enablers of our culture — developing talent, driving culture and engagement, and building effective teams.
Mitigating Risk
The compensation program is designed so that it does not encourage taking unreasonable risks relating to our business. Kellanova’s compensation programs mitigate risk by balancing short-term and rolling multi-year incentives which use various financial metrics to encourage the business to grow in a balanced, sustainable manner. In addition, the use of our clawback policy and clawback provisions further drives risk mitigation by creating appropriate remedies under certain circumstances.
In 2024, the Board of Directors and the C&T Committee reviewed our compensation program to identify any design features that could reasonably be considered to encourage excessive risk taking and Kellanova’s approach to those features. As a result of this review, and together with input from the independent compensation consultant, the Board of Directors and the C&T Committee determined that the risks arising from Kellanova’s compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Kellanova.
Clawback Policies
On October 27, 2023, we adopted a clawback policy that provides for the recoupment of certain incentive-based executive compensation in the event that the Company is required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. This policy is intended to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the applicable listing standards of the NYSE.
In addition, we maintain clawback provisions in each of our AIP, stock options, restricted stock units, and PSU programs which give the Company the ability to recover (“clawback”) previously granted payments from executive officers (and other program participants) for fraud or misconduct causing a financial restatement. Beginning in 2018, we expanded our provisions in all equity awards to require clawback after vesting or exercise (and forfeiture of awards before vesting) if an executive violates the non-compete or non-solicitation provisions of the awards or an executive engages in any activity that is contrary or harmful to Kellanova’s interest.
C. Key Decisions Summary / Core Principles / Approach / Plans and Design / Policies
Our compensation approach is based on (a) driving independent decision-making, (b) utilizing Compensation Peer Group data to appropriately benchmark compensation, (c) following a consistent, rigorous compensation target setting process, and (d) utilizing verification tools to ensure appropriate decisions are being made. Each is described more fully below.
Independent Decision Making
Our C&T Committee is responsible for administering the compensation program for executive officers of Kellanova. The members of the C&T Committee are fully independent, none of the C&T Committee members are current or former employees of Kellanova, and they are not eligible to participate in any of our executive compensation programs. For more information, see “Board and Corporate Governance - Board and Committee Membership — Compensation and Talent Management Committee.” In addition, the C&T Committee has utilized an independent compensation consultant for many years.
Semler Brossy Consulting Group ("Semler Brossy"), our independent compensation consultant, works directly for the C&T Committee, and, pursuant to Company policy, is prohibited from providing any consulting or other services to Kellanova or our executive officers other than the work performed on behalf of the C&T Committee or the Board. The C&T Committee has considered the independence of Semler Brossy in light of SEC rules and NYSE listing standards. In connection with this process, the C&T Committee has reviewed, among other items, a letter from Semler Brossy addressing the independence of Semler Brossy and the members of the consulting team serving the C&T Committee, including the following factors: (i) services provided to Kellanova by Semler Brossy, (ii) fees paid by Kellanova as a percentage of Semler Brossy’s total revenues, (iii) policies or procedures of Semler Brossy that are designed to prevent conflicts of interest, (iv) any business or personal relationships between the senior advisor of the consulting team with a member of the C&T Committee, (v) any Company stock owned by the senior advisor or any member of the senior advisor's immediate family, and (vi) any business or personal relationships between our executive officers and the senior advisor. The C&T Committee discussed these considerations and concluded that the work performed by Semler Brossy and its senior advisors involved in the engagement did not raise any conflict of interest.

Peer Groups and Competitive Positioning
We use peer groups to benchmark our compensation against comparable companies and for different components of our overall compensation program to ensure they are competitive and delivering compensation in line with performance:

Peer Group	Overview/Selection Criteria	Primary Purpose
Compensation Peer Group	Consists of companies which we generally compete with for talent, including both food companies and companies in other relevant industries. This group is reviewed on a periodic basis for appropriateness.	Establish target compensation (Base Salary, AIP and LTI).
Performance Peer Group	Generally consists of the food companies in the broader Compensation Peer Group. This group is reviewed on a periodic basis for appropriateness.	Assess relative company performance and assess incentive payouts
The “Compensation Peer Group” is used to ensure that our executive officer compensation is competitive in the marketplace. Consequently, we benchmark our executive compensation to that of the Compensation Peer Group. The C&T Committee uses peer group data to benchmark base salary, target annual and long-term incentives and total compensation. Our total compensation package is targeted at the median of our Compensation Peer Group. Actual incentive compensation payouts will depend largely upon Kellanova’s performance versus our operating plan budgets and in part upon our performance relative to our Performance Peer Group. Again, the design drives pay for performance. We believe this approach allows Kellanova to recruit the best talent for the organization and pay for performance.
The Committee reviews at least annually the Compensation Peer Group to confirm that it continues to be an appropriate benchmark. The Committee determines the Compensation Peer Group, taking into account input from the independent compensation consultant, which is based on objective screening criteria for a variety of factors and considers a variety of criteria, including companies that (i) are in the same or similar lines of business, (ii) compete for the same customers with similar products and services, (iii) have comparable financial characteristics that investors view similarly, (iv) consider Kellanova a peer, (v) proxy advisory firms consider Kellanova’s peers, and (vi) are within a reasonable range in terms of percentile rank of Kellanova for key financial metrics such as revenue, pre-tax income, total employees, and market capitalization. We believe that our Compensation Peer Group is representative of the market in which we compete for talent.
The “Performance Peer Group” is used to assess our incentive plan payouts and performance relative to the performance of these direct competitors. This group includes many of the food companies in the broader Compensation Peer Group. The Performance Peer Group companies were chosen because they most closely compete with Kellanova in the consumer marketplace and for investors’ dollars, and face similar business dynamics and challenges. Annual incentive compensation payouts will depend largely upon Kellanova’s performance versus our operating plan budgets and in part upon our performance relative to our Performance Peer Group.
As expected, while there were some distinctions between the Compensation Peer Group and Performance Peer Group, there was also significant overlap between the two groups. For 2024, our Compensation Peer Group and Performance Peer Group were comprised of the following companies:

COMPENSATION PEER GROUP		PERFORMANCE PEER GROUP

Church & Dwight The Clorox Company Colgate-Palmolive Co. Hormel Foods Corporation Kenvue Inc.	Keurig Dr. Pepper Inc. Kimberly-Clark Corporation Post Holdings Monster Beverage Corporation	Campbell Soup Co. ConAgra Brands, Inc. General Mills, Inc. The Hershey Company The J.M. Smucker Company The Kraft Heinz Company McCormick & Company, Inc. Mondelēz International, Inc.	PepsiCo Inc.

For 2024, Kenvue and Monster Beverage replaced Estee Lauder, McDonald's, Starbucks, Whirlpool and Yum! Brands in the Company's Compensation Peer Group, to better align industry representation with the post-Spin-Off Kellanova business. Additionally, in 2024, Post Holdings was removed from the Company's Performance Peer Group.
Consistent, Rigorous Process
Each year, the C&T Committee follows a consistent, rigorous process to determine compensation for the NEOs:

•The independent compensation consultant presents the Committee with relevant compensation information such as a market assessment, Compensation Peer Group benchmarking data, information about other relevant market practices, and emerging trends.
•This compensation information provides detailed information for both CEO compensation and the compensation for the other NEOs.
•The independent consultant makes recommendations to the Committee regarding target levels for each pay element for the CEO and provides oversight and guidance for other NEOs. The CEO makes recommendations to the Committee regarding the performance and compensation for each NEO (other than himself).
•Based on its review of performance versus our operating plan, performance against the Performance Peer Group, individual performance, input from the independent compensation consultant and other factors, the Committee makes recommendations to the independent members of the Board regarding the compensation for the CEO and the other NEOs.
•The independent members of the Board determine the compensation of the CEO and the other NEOs.
Verification Tools
The C&T Committee utilizes several tools to help verify that the design of our program is consistent with our Core Principles and that the amount of compensation is within appropriate competitive parameters. For example, the Committee regularly reviews “pay tallies,” which include a detailed analysis of each NEO’s target and actual annual cash compensation, equity awards, retirement benefits, perquisites, change-in-control and severance payments, and wealth accumulation. In connection with the review of the design of our program, no unintended consequences or other concerns of the compensation program design were discovered. In addition, the Committee concluded that the total compensation of the NEOs aligns pay with performance and is appropriate and reasonable. Our Committee also applies a discretionary TSR framework as an additional verification tool to verify our pay for performance connection, which will apply to the payout determinations for the 2023-2025 PSU Plan and 2024-2026 PSU Plan.

D. Key Decisions Summary / Core Principles / Approach / Plans and Design / Policies
NEO compensation includes a combination of annual cash and long-term incentive compensation. Annual cash compensation for NEOs is comprised of base salary and the AIP. Long-term incentives consist of three-year PSU awards and RSU awards.
Total Compensation
Key elements of our 2024 executive compensation program are as follows.

Element		Performance / Vesting Period (yrs.)	Purpose	Characteristics
Fixed	Base Salaries	—	Compensates executives for their level of responsibility and sustained individual performance. Also, helps attract and retain strong talent.	Fixed component; evaluated annually.
Performance - Based	Annual Incentives (AIP)	One year	Promotes achieving our annual corporate and business unit financial goals, as well as non-financial objectives such as people safety, food safety/quality and equity, diversity and inclusion.	Performance-based cash opportunity; amount varies based on Company results, and individual performance.
	Long-Term Incentives (PSU Plan)	Three years	Promotes achieving our long-term corporate financial goals through the three-year PSU Plan.	Performance-based equity opportunity; amounts earned/ realized will vary from the targeted grant-date fair value based on actual performance.
Stock Ownership	Long-Term Incentives (RSUs)	Three years	Creates a balanced long-term incentive program, helping to manage equity utilization while aligning to market practice.	Cliff vesting provides meaningful retention value; improved stock price performance enhances overall value of awards.
Other	Post-Termination Compensation	—	Facilitates attracting and retaining high caliber executives in a competitive labor market in which formal severance plans are common.	Contingent component; only payable if the executive’s employment is terminated or executive departs under certain circumstances.
	Retirement Plans	Long-Term	We provide Company contributions that provide income upon retirement.	Fixed component; however, contributions may vary based on employee elections, age, and years of service.
Pursuant to the terms of the Merger Agreement, new annual equity grants to employees, including our NEOs, must be made in the form of RSU awards. Accordingly, PSU awards will not be granted in 2025.
Base Salaries
The C&T Committee considers a number of factors when determining NEO base salaries including experience, proficiency, individual contributions, job market conditions, sustained performance in role, and the individual’s current base salary compared with those of persons in similar positions at other companies in the Compensation Peer Group. Annually, the C&T Committee evaluates whether to award base salary increases, including considering changes in an NEO’s role and/or responsibility.
For fiscal year 2024, Mr. Banati, Mr. Amaya, Mr. Lawlor, and Mr. Kapoor each received base salary increases that, in the Committee’s view, correctly positioned such NEO’s salary appropriately to the market.
Annual Incentives
Annual incentive plan (“AIP”) awards to the NEOs are paid under the terms of the LTIP.
At the beginning of fiscal year 2024, the C&T Committee established annual incentive opportunities for each NEO as a percentage of the executive’s base salary (“AIP Target”). Each year, the C&T Committee sets performance ranges (which we refer to as “bandwidths”) around our metrics. Our NEOs’ AIP Target for fiscal year 2024 consisted of (a) financial metrics (90% weighting) consisting of operating profit (“AIP Operating Profit”), net sales (“AIP Net Sales”), and free cash flow (“AIP Free Cash Flow”), which are weighted at 50%, 30%, and 20% respectively and (b) non-financial metrics (10% weighting) consisting of Equity, Diversity &

Inclusion, People Safety, and Food Safety/Quality. For NEOs, the financial and non-financial metrics are based on Corporate AIP targets.

The C&T Committee and management believe that by using the financial metrics of AIP Operating Profit, AIP Net Sales, and AIP Free Cash Flow, Kellanova is encouraging top-line growth, as well as profitable growth and cash generation for Shareowners. The C&T Committee and management further believe that the financial metrics should measure comparable operating performance, as those measures provide a clearer view into the Company’s underlying performance. The AIP Operating Profit metric excludes the effect of restructuring programs, costs of the separation transaction, costs of the proposed merger, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodity contracts, certain equity investments and certain foreign currency contracts, and other costs impacting comparability. AIP Net Sales excludes the impact of acquisitions, divestitures, foreign currency and differences in shipping days. We measure AIP Free Cash Flow as net cash provided by operating activities reduced by capital expenditures.
As a result of the budgeted assumptions, performance reported in our financial statements may differ from performance against our AIP performance targets. AIP Operating Profit, AIP Net Sales, and AIP Free Cash Flow are non-GAAP measures, which will differ from the GAAP measures of net sales, operating profit and cash provided by operating activities.
Targets and bandwidths are set at the beginning of each year through a robust, systematic process. A key element of the target-setting process is the Company's operating plan for the fiscal year, which is designed to achieve our objectives for sustainable, dependable growth, and is approved by the Board. Targets and bandwidths are developed through an iterative process, including reviewing actual and forecasted peer performance and business objectives. Targets are then set to ensure they are reasonable and challenging to drive the performance of the business. The actual percent of the AIP Target paid to our NEOs each year can range from 0% to 200% of the target opportunity.
In addition to operating results, each NEO is held accountable for achieving annual goals set at the start of the fiscal year relating to driving the successful achievement of the Company’s strategy and related business priorities. Consistent with our commitment to a balanced approach between individual performance and adherence to our Core Principles, the NEOs are assessed both against their level of individual achievement against these agreed upon goals and the alignment of their behavior in achieving those goals with our core values.
2024 AIP Payouts
Our NEOs are participants in the Corporate AIP and the associated 2024 AIP payout factor was 117% of target, before consideration for individual performance. For 2024, the financial performance for the full year 2024 against the performance goals for Corporate were Corporate AIP Operating Profit of $1.96 billion against a target of $1.88 billion, Corporate AIP Net Sales of $13.81 billion against a target of $13.43 billion, and Corporate AIP Free Cash Flow of $1.13 billion against a target of $1.05 billion.
Overall, the fiscal year 2024 AIP Net Sales, AIP Operating Profit, and AIP Free Cash Flow were above target for Corporate performance. This resulted in an AIP formulaic payout factor for the financial metrics of 114% of target for Corporate. In addition, the payout factor was combined with non-financial performance of 139% of target for Corporate, resulting in the 117% of target payout factor.
In exercising its judgment-based methodology to ensure pay consistent with the Company’s performance, the C&T Committee considered a number of factors in addition to 2024 AIP Net Sales, AIP Operating Profit, and AIP Free Cash Flow results being above target for Corporate performance, including: (i) each NEO's individual performance in 2024; (ii) key business activities; and (iii) the Company’s performance in each region of the business.
The C&T Committee considered the individual performance in 2024 for Mr. Cahillane and Mr. Banati and awarded payouts equal to 167% for both, consistent with the terms of the plan. The C&T Committee considered a number of factors in assessing Mr. Cahillane and Mr. Banati's individual performances including sustained better-than-expected top-line growth amidst challenging industry conditions, improved profit margins, all while leading the Company in the pending combination with Mars.
As described above in the section titled “Merger-Related Actions” beginning on page 19, as part of the 280G Related Actions, the Company entered into a mitigation agreement with Mr. Banati, pursuant to which a portion of his annual AIP award in respect of fiscal year 2024 was accelerated and paid out on December 20, 2024. The after-tax amount of such portion of the AIP award remained subject to the same terms and conditions that applied in respect of the 2024 AIP, including satisfying any applicable performance goals, being subject to the individual performance adjustments, and remaining subject to any applicable forfeiture and repayment provisions under the 2024 AIP and any other applicable Company policy. Accordingly, the after-tax amount of the accelerated AIP payment was subject to (i) a full clawback in the event that Mr. Banati resigned without “good reason” (as defined in the Company’s applicable severance policy) on or prior to December 31, 2024 or engaged in fraud or intentional misconduct that caused the Company to restate all or a portion of its financial statements, and (ii) a prorated clawback if Mr. Banati’s employment was terminated prior to December 31, 2024 due to death, disability or retirement.
The C&T Committee considered the individual performance in 2024 for Mr. Amaya, including the performance of the North American region during 2024, and awarded a payout equal to 97%, consistent with the terms of the plan. The C&T Committee considered a number of factors in assessing Mr. Amaya’s individual performance, including transitioning into the role of President, Kellanova North America, under-delivery of the budgeted net sales growth for the region amidst industry-wide category softness, and better-than-expected improvement in the region’s profit margins.

The C&T Committee considered the individual performance in 2024 for Mr. Lawlor, including the performance of the European region during 2024, and awarded a payout equal to 173%, consistent with the terms of the plan. The C&T Committee considered a number of factors in assessing Mr. Lawlor’s individual performance, including strong over-delivery of budgeted operating profit growth for the region, driven by profit margin expansion that was aided by an organizational restructuring, while leading the reconfiguration of our European cereal supply network and navigating through a number of challenges, including a prolonged period of industry-wide category softness, customer disruptions, and competitive pricing dynamics.

The C&T Committee considered the individual performance in 2024 for Mr. Kapoor, including performance of the AMEA region during 2024, and awarded a payout equal to 168%, consistent with the terms of the plan. The C&T Committee considered a number of factors in assessing Mr. Kapoor’s individual performance, including substantial over-delivery of budget on net sales and operating profit in the region, driven by our Africa joint ventures effectively managing through currency-driven price increases.
Corporate AIP Operating Profit, AIP Net Sales, and AIP Free Cash Flow are non-GAAP financial measures defined above.
For the non-financial metrics, objective and challenging performance considerations under the Corporate AIP were set at the beginning of the fiscal year for:
•Equity, diversity and inclusion. The Company continues its focus on equity, diversity and inclusion as an important enabler to its business. In 2024, the Company continued to make progress in creating and developing a culture of inclusion and belonging.
•Food safety and quality. The Company continues to drive strong programs across the network and improved compared to the prior year with a reduction in consumer complaints and taking into consideration product recalls and withdrawals.
•People safety. The Company continued to prioritize people safety through its total recordable incident rate. All regions continue to have best-in-class levels on total incidents recorded and strong safety performance.
In exercising its judgment-based methodology to ensure appropriate pay for the Company’s performance, the C&T Committee determined that our NEOs should receive the payout factors described above.
The chart below includes information about the 2024 AIP for the Kellanova NEOs.

	AIP Target(1)		AIP Maximum	2024 AIP Payout (Paid in March 2025)(4)
Name	% of Base Salary	Amount ($)(2)(3)	Amount ($)(2)(3)	% of AIP Target	Amount ($)(2)(3)
Steve Cahillane	160%	2,160,000	4,320,000	167%	3,607,200
Amit Banati	100%	875,000	1,750,000	167%	1,461,250
Nico Amaya	99%	668,545	1,337,090	97%	649,492
David Lawlor	85%	551,203	1,102,406	173%	953,581
Shumit Kapoor	85%	574,902	1,149,804	168%	965,835
(1)For AIP purposes, incentive opportunities are based on executives’ salary levels at the last day of the calendar year.
(2)Mr. Lawlor is employed in Ireland and paid in Euro. In calculating the U.S. dollar equivalent for disclosure purposes, we used a conversion rate to convert the sum of his payments from Euro to U.S. dollars based on an average of the closing monthly exchange rates in effect for each month during the fiscal year in which the payments were made. The conversion rate of Euro to U.S. dollars utilized for the fiscal year ending December 28, 2024 was 1.08079.
(3)Mr. Kapoor is employed in Singapore and paid in Singapore dollars. In calculating the U.S. dollar equivalent for disclosure purposes, we used a conversion rate to convert the sum of his payments from Singapore dollars to U.S. dollars based on an average of the closing monthly exchange rates in effect for each month during the fiscal year in which the payments were made. The conversion rate of Singapore dollars to U.S. dollars utilized for the fiscal year ending December 28, 2024 was 0.74818.
(4)AIP payouts are generally made in March of the following year. Mr. Banati's 2024 AIP Payout was made in installments in 2024 and 2025. As part of the efforts to mitigate the possible impact of Sections 280G and 4999 of the Internal Revenue Code on the Company and our NEOs, the

Company entered into a mitigation agreement with Mr. Banati, pursuant to which a portion of his annual AIP award in respect of fiscal year 2024 was accelerated and paid out on December 20, 2024. Such after-tax portion of the AIP award remained subject to the same terms and conditions that applied in respect of the 2024 AIP, including satisfying any applicable performance goals, being subject to the individual performance adjustments, and remaining subject to any applicable forfeiture and repayment provisions under the 2024 AIP and any other applicable Company policy. See "2024 AIP Payouts" for more detail.
Long-Term Incentives
Long-term incentives are provided to our executives under the Company's 2022 Long-Term Incentive Plan (“LTIP”), which was approved by our Shareowners. These incentives are intended to promote achieving our long-term Corporate financial goals and earnings growth. The LTIP allows for grants of stock options, stock appreciation rights, restricted shares and units (such as RSUs) and performance shares and units (such as PSUs). Stock options were eliminated from the mix awarded to NEOs in 2022, and no stock options have been granted to NEOs since that time.
All of the 2024 long-term incentive opportunity for the NEOs was provided through stock-based awards, which the C&T Committee believes best achieves several of the Core Principles, including Pay for Performance and Shareowner Alignment. Long-term incentive awards for our NEOs are determined on a position-by-position basis using proxy and survey data for corresponding positions in our Compensation Peer Group. For 2024, the Committee determined that the NEOs would receive approximately 75% of their long-term incentive opportunity in PSUs and 25% in RSUs.
Individual awards at grant may vary from target levels based on the individual’s performance, ability to impact financial performance and future potential.
Performance Stock Unit Plan
The PSU Plan is a stock-based, pay for performance, three-year incentive plan intended to focus senior management on achieving critical three-year operational goals.
The actual percent of the target PSUs paid to our NEOs under the PSU Plan each year can range from 0% to 200% of the target opportunity. The performance levels are based on our long-range operating plan to be challenging and drive sustainable growth. The PSU Plan contemplates the use of various performance metrics, as determined by the C&T Committee from time to time. As described below, the metrics under this plan are chosen to drive key business goals and increase Shareowner value.
2022-2024 PSU Plan. The payout for the 2022-2024 PSU Plan was 140% of target.
PSUs granted in 2022 originally contemplated a three-year performance period covering 2022-2024. Additionally, the goals for the 2022-2024 PSU Plan were established at the beginning of fiscal year 2022 and were tied to PSU Net Sales and PSU Free Cash Flow during the three-year performance period, and did not reflect the Spin-Off. These metrics were chosen to drive key business goals and increase Shareowner value.

The terms of the PSU Plan provide for the equitable adjustment of the performance goals based on extraordinary events like a spin-off. In connection with the completion of the Spin-Off in October 2023, adjustments were made to the performance goals of the 2022-2024 PSU awards to equitably adjust for the impact of the Spin-Off. The PSU Free Cash Flow target was adjusted from a $3.6 billion to $3.8 billion target range to a $1.75 billion to $2.05 billion target range. The PSU Net Sales target did not change and remained at 2.3% to 3.6%. Further, the performance period for the 2022-2024 PSU awards was concluded on the date of the Spin-Off, and the C&T Committee determined the actual performance under the 2022-2024 PSU awards through the effective time of the Spin-Off. During this performance period, the Company delivered PSU Net Sales of 10.2%, which is significantly above the 2.3% to 3.6% target range and the Company’s PSU Free Cash Flow performance during the period was $2.0 billion, which is in the $1.75 billion to $2.05 billion target range.

Under the PSU Plan, this performance results in a payout of up to 160% of the share target amount. After consideration, the Committee utilized its discretion to determine that our NEOs should receive a payout of 140% of share target amount. The Committee determined this as the appropriate payout for the Company’s performance during this period after considering the financial performance as well as (i) market share; (ii) Return on Invested Capital over such performance period; and (iii) Total Shareholder Return relative to our peers over the performance period.

The C&T Committee also determined to convert the 2022-2024 PSU awards to RSUs, with such vesting based on the holder's continued service.
The chart below includes information about 2022-2024 PSU Plan opportunities and actual payouts:

			2022-2024 PSU Payout (Paid in February 2025)
Name	PSU Target Share Amount (#)	PSU Maximum Share Amount (#)	% of PSU Target	Share Amount (#)	Pre-tax Value Realized ($)(1)
Steve Cahillane	109,092	218,184	140%	152,729	14,047,488
Amit Banati	32,471	64,942	140%	45,459	4,181,273
Nico Amaya	12,007	24,014	140%	16,810	1,546,073
David Lawlor	21,821	43,642	140%	30,549	2,809,779
Shumit Kapoor	16,948	33,896	140%	23,727	2,182,307
(1)The payout is calculated by multiplying the earned shares plus accrued dividend equivalent units by the closing price of our common stock on February 21, 2025, which was $82.66 per share.
2023-2025 PSU Plan. The 2023-2025 PSU Plan performance period ends on January 3, 2026. The performance-vesting goals for the 2023-2025 PSU Plan are tied to PSU Plan Net Sales and PSU Plan Free Cash Flow during the three-year performance period. These performance-vesting goals were equitably adjusted at the time of the Spin-Off. Under the 2023-2025 PSU Plan, performance can result in a payout of up to 200%.
The C&T Committee aligned on applying a discretionary total shareholder return (“TSR”) framework as a modifier for PSU payouts approved in 2024 and going forward, including with respect to the 2023-2025 PSU Plan awards and the 2024-2026 PSU Plan awards.
2024-2026 PSU Plan. The C&T Committee reviews the PSU metrics annually and receives input on the metrics from the Company's independent compensation consultant and through the Company’s Shareowner outreach program. The performance-vesting goals for the 2024-2026 PSU Plan are tied to PSU Plan Net Sales and PSU Plan Free Cash Flow during the three-year performance period (i.e., fiscal years 2024 through 2026). These metrics were chosen to drive key business goals and increase Shareowner value. Under the PSU Plan, PSU Plan Net Sales and PSU Plan Free Cash Flow achievement for the 2024-2026 performance period may result in a payout of up to 200% of the share target amount.
In fiscal year 2024, the C&T Committee set each of the NEO's PSU target at 75% of their total long-term incentive opportunity. Participants in the PSU Plan have the opportunity to earn between 0% and 200% of their PSU target. Dividend equivalents accrue and vest in accordance with the underlying PSU award. The 2024-2026 PSU cycle began on December 31, 2023 (first day of fiscal 2024) and concludes on January 2, 2027 (the last day of fiscal 2026). The 2024-2026 PSU award opportunities, presented in number of potential shares that can be earned, are included in the “Grant of Plan-Based Awards Table” on page 35.
As discussed above, for PSU award payouts approved in 2024 and going forward, the C&T Committee aligned on applying a discretionary TSR framework as a modifier with respect to PSU Plan awards that will apply to the payout determinations for the 2024-2026 PSU Plan awards.

For details regarding the impact that the completion of the Merger would have on unvested equity awards held by our NEOs, please see the Definitive Proxy Statement on Schedule 14A filed with the SEC on September 26, 2024 (the “Merger Proxy Statement”).

Pursuant to the terms of the Merger Agreement, new annual equity grants to employees, including our NEOs, must be made in the form of RSU awards. Accordingly, PSU awards will not be granted in 2025.
Restricted Stock Units
In 2024, the C&T Committee also set each NEO's RSU target at 25% of their total long-term incentive opportunity. Additionally, we award RSUs from time to time to select employees for a variety of reasons including, but not limited to, performance, recruiting and retention. The vesting period for RSUs granted to our NEOs is three years, subject to the holder’s continued service. As noted above, pursuant to the terms of the Merger Agreement, new annual equity grants to employees, including our NEOs, must be made in the form of RSU awards. Accordingly, long-term incentive opportunities to our NEOs will be comprised entirely of RSUs in 2025.
Other Compensation Elements
Post-Termination Compensation. The NEOs are covered by arrangements which specify payments in the event the executive’s employment is terminated under certain circumstances. These severance benefits, which are competitive with the Compensation Peer Group and general industry practices, are generally payable if the executive’s employment is terminated by the Company under certain circumstances, including that the termination was without cause or if the executive resigns for good reason. The Kellanova Amended and Restated Severance Benefit Plan (the “Severance Benefit Plan”) and the Kellanova Change of Control Severance Policy for Key Executives (“Change of Control Policy”) have been established primarily to attract and retain talented and experienced executives and further motivate them to contribute to our short-and long-term success for the benefit of our Shareowners. The Company’s severance program is consistent with market practices, and cash severance for our NEOs is payable in the amount of two times the current annual salary. Under the terms of the Severance Benefit Plan, the terms and conditions for the receipt of severance benefits by senior executives are subject to the review and approval of the C&T Committee.

The Change in Control Policy is also consistent with market practices, and cash compensation following a change in control for the continuing NEOs is payable in the amount of two times the current annual salary and the current target annual incentive award. For more information, please refer to “Potential Post-Employment Payments,” which begins on page 44.
Retirement Plans. Our U.S.-based NEOs are eligible to participate in the Company-provided U.S. defined contribution plan alongside substantially all other U.S. employees, which provides for both matching and fixed Company contributions based on employee deferrals and years of service, respectively. Mr. Lawlor is eligible to participate in the Company-provided Irish defined contribution plan alongside substantially all other employees in Ireland, which allows for employee deferrals and provides a fixed Company contribution. Mr. Kapoor is eligible to participate in the Singapore Central Provident Fund Board, in which employees and the Company contribute a mandated amount based on the employee's salary and age. Amounts earned under long-term incentive programs are not included when determining retirement benefits for any plan participants. In addition, we do not pay above-market interest rates on amounts deferred under either our qualified or non-qualified savings and investment plans. For more information, please refer to “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” which begins on page 39.
Perquisites. We generally do not provide our executive officers, including the NEOs, with extraordinary perquisites or personal benefits, except for certain items that the C&T Committee believes are reasonable and consistent with our overall executive compensation program and philosophy and that will help us attract and retain these executive officers. We provide our NEOs with (i) reimbursement for financial and tax planning assistance; (ii) annual executive physical health exams; (iii) reimbursement of certain expenses incurred as a result of international relocations and assignments (including financial and tax planning assistance related to their international relocations and assignments); (iv) Company contributions to defined contribution and other retirement plans; and (v) for certain non-U.S. executives, car or transit allowances and/or housing allowances.
In addition to the foregoing compensation, our CEO is also permitted to use our corporate aircraft for limited personal use. Pursuant to our corporate aircraft policy, the CEO is permitted use of the Company’s aircraft or charter flights for non-business purposes for up to $195,000 each fiscal year as a perquisite. For additional information regarding benefits provided to our NEOs, see “Summary Compensation Table — All Other Compensation” beginning on page 34 and “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans — U.S. Defined Contribution Plans” beginning on page 39.
Further, consistent with prevalent practices among large, multinational companies, Kellanova also provides certain security services to our executives where we believe that such security services are for Company’s benefit, based on an assessment of risk.
Executive officers who are relocating may be entitled to the benefits determined with reference to Kellanova’s international and domestic assignment, transfer, and relocation policies. These relocation benefits are market competitive benefits and enable an orderly transition for executives relocating within the United States or to another country.
In addition to the foregoing compensation, the U.S.-based NEOs also participated in health and welfare benefit programs, including vacation and medical, dental, prescription drug and disability coverage. These programs are generally available and comparable to those programs provided to all U.S. salaried employees.
Employee Stock Purchase Plan. We have a tax-qualified employee stock purchase plan (the "Employee Stock Purchase Plan") that is made available to substantially all U.S. employees, which allows participants to acquire Kellanova stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become Shareowners. The plan allowed participants to buy Kellanova stock at a 15% discount to the market price. Under applicable tax law, a plan participant may purchase up to $25,000 in market value, as defined in the plan, of Kellanova stock in any calendar year. Pursuant to the terms of the Merger Agreement, participation in the Employee Stock Purchase Plan was frozen after the third quarter 2024 purchase period.
Kellogg Employee Share Ownership Plan. Additionally, we have an employee share ownership plan (the "Kellogg Employee Share Ownership Plan") that is available to substantially all employees in Ireland. The purpose of this plan is to provide Company employees in Ireland with the opportunity to buy shares and become Shareowners. The Kellogg Employee Share Ownership Plan allows participants to purchase shares of Kellanova stock and qualify for a 100% matching contribution of Kellanova stock (subject to Irish tax law limits). Employees may purchase up to 12,700 Euro per year, however monthly contributions to the plan may not exceed 3.5% of a participant's base salary per month.

E. Key Decisions Summary / Core Principles / Approach / Plans and Design / Policies
Executive Stock Ownership Guidelines
In order to preserve the linkage between the interests of our senior executives and those of Shareowners, our senior executives are expected to establish and maintain a significant level of direct stock ownership. This can be achieved in a variety of ways, including by retaining stock received upon exercise of options or the vesting of stock awards (including PSU awards), participating in the Employee Stock Purchase Plan, the Kellogg Employee Share Ownership Plan, and purchasing stock in the open market. Our current stock ownership guidelines (minimum requirements) are as follows:

Chief Executive Officer	6x annual base salary
Other Named Executive Officers	3x annual base salary

These executives have five years from the date they first become subject to a particular level of the guidelines or from the date of a material increase in their base salary to meet them. For purposes of complying with our guidelines, stock considered owned includes shares owned outright, shares acquired through the Employee Stock Purchase Plan or the Kellogg Employee Share Ownership Plan, and 60% of unvested restricted stock and restricted stock units.
The Company has a policy such that there is a holding period which requires that all of our NEOs hold all shares received (net of tax) from option or stock awards (including PSU awards) until their respective ownership guideline is met. All of our NEOs currently exceed or are on track to meet their ownership guideline. The C&T Committee reviews compliance with the guidelines on an annual basis.
Practices Regarding the Grant of Equity Awards
The C&T Committee has generally followed a practice of making all annual equity awards to executive officers on a single date each year.
The Board grants these annual awards at its regularly-scheduled meeting in February and all grants to NEOs are made by the Board itself and not pursuant to delegated authority. The February Board meeting usually occurs within a few weeks following our final earnings release for the previous fiscal year. We believe it is appropriate for annual awards to be made shortly after the time when material information regarding our performance for the preceding year has been disclosed.
We do not otherwise have any program, plan or practice to time our annual equity award grants to our executives or "off-cycle" awards in coordination with the release of material non-public information. Stock options were eliminated from the mix annually awarded to NEOs in 2022.
Gross-Up Plan
As described above in the section titled "Merger-Related Actions," in order to mitigate the possible impact of Sections 280G and 4999 of the Internal Revenue Code on the Company and our NEOs, in connection with the Merger, the Company established the Kellanova Excise Tax Gross-Up Plan (the “Gross-Up Plan”), to be effective as of the closing date of the Merger, the purpose of which is to help mitigate the impact of the excise tax imposed by Sections 4999 of the Internal Revenue Code on the Company and certain affected employees with respect to certain compensation and benefits paid or provided in connection with the Merger. Any of our NEOs who are U.S. taxpayers (i.e., Mr. Cahillane, Mr. Banati, and Mr. Amaya) will participate in the Gross-Up Plan (collectively, the “NEO Participants”), and any of our NEOs who are not U.S. taxpayers (i.e., Mr. Lawlor and Mr. Kapoor) will not participate in the Gross-Up Plan. The individual gross-up payment for each NEO Participant under the Gross-Up Plan is subject to an initial cap equal to such NEO Participant’s applicable gross-up payment amount as determined pursuant to the Gross-Up Plan assuming that such NEO Participant resigns for “Good Reason” under the Change of Control Policy immediately following the closing date of the Merger. Further, the aggregate gross-up payments to be made to all participants under the Gross-Up Plan will be subject to a $25,000,000 maximum cap. As a condition to participation in the Gross-Up Plan, the NEO Participants (i) must enter into a participation agreement, which includes an acknowledgment that their 2025 RSU awards will include a non-competition covenant that applies for one year following a termination by the Company, and/or a mitigation agreement, to the extent requested by the Company, to accelerate a portion of their annual AIP award in respect of fiscal year 2024.
Clawback Policies
In the event of fraud or misconduct causing a financial restatement, any gains realized from the exercise of stock options are subject to recoupment depending on the facts and circumstances of the event. Similarly, under our AIP, RSU and PSU terms and conditions, in the event of fraud or misconduct causing a financial restatement, the AIP, RSU or PSU awards for the plan year of the restatement are subject to recoupment depending on the facts and circumstances of the event. Beginning in 2018, we expanded our provisions in all equity awards to require forfeiture of awards before vesting and clawback after vesting or exercise if an executive violates the non-compete or non-solicitation provisions of the awards or an executive engages in any activity that is contrary or harmful to Kellanova’s interest. See "Core Principles--Clawback Policies" above for more information.
Deductibility of Compensation and Other Related Issues
Section 162(m) of the Internal Revenue Code generally imposes a $1 million limit on the Company’s deductions for compensation paid to specified officers, including our NEOs.
While we consider tax deductibility as a factor in making compensation decisions, the C&T Committee retains the flexibility to provide compensation that is consistent with the objectives of our executive compensation program, even if such compensation is not tax deductible. Further, the C&T Committee reserves the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with the objectives of Kellanova and of our executive compensation program.
The C&T Committee also reviews projections of the estimated accounting (pro forma expense) and tax impact of all material elements of the executive compensation program. Generally, accounting expense is accrued over the requisite service period of the particular pay element (generally equal to the performance period) and Kellanova realizes a tax deduction upon the approval of the payout or payment to the executive, subject to Section 162(m) limitations.

Executive Compensation
Summary Compensation Table
The table below presents compensation information for individuals who served as our NEOs during fiscal years 2024, 2023, and 2022. It is important to note that the information required by the Summary Compensation Table does not necessarily reflect the target or actual compensation for our NEOs in fiscal years 2024, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(5)		All Other Compensation ($)(6)	Total ($)
Steve Cahillane	2024	1,350,000	—	9,500,347	—	3,607,200	—		424,614	14,882,161
Chairman, President and Chief Executive Officer	2023	1,338,462	—	10,995,985	1,524,318	2,829,600	—		350,276	17,038,641
	2022	1,300,000	—	8,500,566	—	3,265,600	—		196,874	13,263,040
Amit Banati	2024	869,231	—	2,880,003	—	1,461,250	—		202,415	5,412,899
Vice Chairman and Chief Financial Officer	2023	840,769	—	3,199,238	313,783	1,283,500	—		153,761	5,791,051
	2022	805,385	—	2,530,481	0	1,296,000	—		210,474	4,842,340
Nico Amaya	2024	670,000	—	1,800,556	—	649,492	—	(9)	365,070	3,485,118
Senior Vice President & President, Kellanova North America(7)

David Lawlor	2024	640,908	—	1,560,926	—	953,581	—	(9)	246,117	3,401,532	(8)
Senior Vice President & President, Kellanova Europe	2023	614,256	—	1,769,070	184,006	901,489	433,000		215,241	4,117,062
	2022	571,759		1,700,642	0	688,213	—		195,844	3,156,458
Shumit Kapoor	2024	668,312	—	2,000,803	—	965,835	—		209,240	3,844,190	(10)
Senior Vice President & President, Kellanova AMEA	2023	634,234	—	1,725,715	45,256	919,434	—		218,000	3,542,639

(1)Reflects the aggregate grant-date fair value of stock awards calculated in accordance with FASB ASC Topic 718 for each NEO. Refer to Notes 1 and 11 to the Consolidated Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the fair value.
Such amounts for 2023 in this column reflect a one-time accounting modification charge for the NEOs directly related to adjustments to the NEOs' RSU and PSU awards in connection with the spin-off of WK Kellogg Co.

The table below presents separately the grant-date fair value for our PSU awards and RSU awards:

Name	Year	EPP/PSU ($)	RSU ($)	Total ($)
Steve Cahillane	2024	7,125,122	2,375,225	9,500,347
	2023	6,825,008	2,275,003	9,100,011
	2022	6,375,094	2,125,472	8,500,566
Amit Banati	2024	2,160,002	720,001	2,880,003
	2023	1,980,285	660,551	2,640,836
	2022	1,897,530	632,951	2,530,481
Nico Amaya	2024	1,350,140	450,416	1,800,556
David Lawlor	2024	1,170,417	390,509	1,560,926
	2023	1,072,882	357,627	1,430,509
	2022	1,275,151	425,491	1,700,642
Shumit Kapoor	2024	1,500,464	500,339	2,000,803
	2023	1,072,882	357,627	1,430,509
(2)The actual PSU payout can range from 0% to 200% of the target. The grant date fair value of the 2024-2026 PSU awards reported in this column is based on the Company’s determination of the probable outcome of the achievement of the applicable performance conditions, as determined in accordance with FASB ASC Topic 718. If the highest level of performance conditions are achieved, then the grant-date fair value of the stock awards for each NEO is as follows, Mr. Cahillane: $14,250,244, $13,650,016 and $12,750,188, for 2024, 2023 and 2022, respectively; Mr. Banati: $4,320,004, $3,960,570 and $3,795,060, for 2024, 2023 and 2022, respectively; Mr. Amaya: $2,700,280 for 2024; Mr. Lawlor: $2,340,834, $2,145,764 and $2,550,302, for 2024, 2023 and 2022, respectively; Mr. Kapoor: $3,000,928 and $2,145,764 for 2024 and 2023, respectively.
(3)The 2023 amounts in this column represent a one-time accounting modification charge directly related to adjustments to previously granted options in connection with the Spin-Off. No options were granted to NEOs in fiscal year 2023.
(4)Represents payments earned by our NEOs under the applicable Company AIP in the applicable fiscal year and paid in the subsequent fiscal year, as further described in “Annual Incentives” beginning on page 25. For all of our NEOs (except Mr. Banati) this payment will be made by the Company in March 2025. However, as described under "2024 AIP Payouts," as part of the Company's actions to mitigate the possible impact of Sections 280G and 4999 of the Internal Revenue Code, pursuant to Mr. Banati’s mitigation agreement, a portion of his annual AIP award in respect of fiscal year 2024 in the amount of $1,225,000 was accelerated and paid out on December 20, 2024; provided, that such after-tax portion of the AIP award remained subject to the same terms and conditions that applied in respect of the 2024 AIP and certain forfeiture and clawback conditions.
(5)Represents the actuarial increase during 2024 in the pension value provided under the U.S. Pension Plans for Mr. Amaya and the actuarial increase during 2024, 2023 and 2022 in the pension value provided under the Great Britain Pension Fund and Ireland Pension Funds for Mr. Lawlor as we do not pay above-market or preferential earnings on non-qualified deferred compensation. As of December 31, 2018, the Company’s defined benefit pension plans were frozen so that impacted employees accrue no additional benefits under these plans after December 31, 2018. The calculation of actuarial present value is generally consistent with the methodology and assumptions outlined in our audited financial statements, except that benefits are reflected as payable as of the date the executive is first entitled to full unreduced benefits (as opposed to the assumed retirement date) and without consideration of pre-retirement mortality. A variety of factors impact the actuarial increase in present value (pension value). In 2024, the primary factors impacting the pension value are changes in discount rates, age, and mortality assumptions. Mr. Cahillane, Mr. Banati, and Mr. Kapoor do not participate in the defined benefit pension plans. For more information see "Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans," below.

(6)The table below presents an itemized account of “All Other Compensation” provided in 2024 to the NEOs. Consistent with our emphasis on performance-based pay, perquisites and other compensation are limited in scope and are set forth below.

Name	Kellanova Contributions to S&I and Restoration Plans (a)($)	Company Paid Death Benefit (b)($)	Financial Planning Assistance (c)($)	Physical Exams (d)($)	Corporate Aircraft (e)($)	Relocation and Assignment (f)($)	Other Allowances (g)($)	Total ($)
Steve Cahillane	207,684	2,738	12,000	7,192	195,000	—	—	424,614
Amit Banati	178,571	1,775	12,000	5,245	—	4,824	—	202,415
Nico Amaya	92,339	1,369	11,936	—	—	33,384	226,042	365,070
David Lawlor	184,738	27,636	6,005	8,284	—	—	19,454	246,117
Shumit Kapoor	12,973	5,489	—	419	—	1,818	188,541	209,240
(a)For information about our Savings & Investment Plan and Restoration Plan, refer to “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans — U.S. Defined Contribution Plans” beginning on page 39. For Mr. Lawlor, this amount represents Company contributions to the Group Irish Defined Contribution Pension Fund. For Mr. Kapoor, this amount represents Company contributions to the Singapore Central Provident Fund Board.
(b)Annual cost for Company-paid life insurance and Company-paid accidental death and dismemberment.
(c)Reflects reimbursement for financial and tax planning assistance.
(d)Actual cost of a physical health exam.
(e)Pursuant to our corporate aircraft policy approved by the C&T Committee and Board of Directors, the Chief Executive Officer is permitted use of the Company’s aircraft or charter flights for non-business purposes (collectively referred to as "non-business corporate aircraft travel") for up to $195,000 each fiscal year as a perquisite. The actual cost of charter flights is included along with the incremental cost of use of the company aircraft calculated by multiplying the aircraft’s hourly variable operating cost by a trip’s flight time, which includes any flight time of an empty return flight. Variable operating costs include: (1) landing, parking, passenger ground transportation, crew travel and flight planning services expenses; (2) supplies, catering and crew traveling expenses; (3) aircraft fuel and oil expenses; (4) maintenance, parts and external labor (inspections and repairs); and (5) any customs, foreign permit and similar fees. Fixed costs that do not vary based upon usage are not included in the calculation of direct operating cost. On certain occasions, an NEO or an NEO’s spouse or other family member may fly on the corporate aircraft as additional passengers. No additional direct operating cost is incurred in such situations under the foregoing methodology because no incremental costs would be incurred. Kellanova does not pay its NEOs any amounts in respect of taxes (so-called gross up payments) on income imputed to them for non-business aircraft usage.
(f)As a global organization, senior executives are located in key business centers around the world. To facilitate the assignment of experienced employees to support the business, we provide for the reimbursement of certain expenses incurred as a result of their international relocation and assignment. The objective of this program is to minimize disruption and ensure that the employees are not financially disadvantaged or advantaged in a meaningful way as a result of the relocation.
The payments of $4,824, $5,875, and $1,818 to Mr. Banati, Mr. Amaya, and Mr. Kapoor, respectively, reflect costs associated with tax equalization and financial and tax planning assistance related to their international relocations and assignments.
The payment of $27,509 to Mr. Amaya reflects the costs associated with his repatriation from Mexico to the United States, including relocation costs.
(g)Represents certain personal security services, security equipment, and transportation expenses for Mr. Amaya, a car allowance paid to Mr. Lawlor and a transport and housing allowance paid to Mr. Kapoor.
In addition to the foregoing compensation, the U.S.-based NEOs also participated in health and welfare benefit programs, including vacation and medical, dental, prescription drug and disability coverage. These programs are generally available and comparable to those programs provided to all U.S. salaried employees.
(7)Mr. Amaya is an NEO for the first time in fiscal year 2024. Mr. Amaya was appointed to the role of Senior Vice President & President, North America effective February 1, 2024.
(8)Mr. Lawlor is employed in Ireland and is paid in Euro. In calculating the U.S. dollar equivalent, we used a conversion rate of 1.08079.
(9)The actuarial value of pension for Mr. Amaya decreased by $43,000 in 2024, primarily as a result of changes in discount rates. The actuarial value of pension for Mr. Lawlor decreased by $136,000 in 2024, primarily as a result of changes in discount rates.
(10)Mr. Kapoor is employed in Singapore and is paid in Singapore dollars. In calculating the U.S. dollar equivalent, we used a conversion rate of 0.74818.

Grant of Plan-Based Awards Table
During 2024, we granted the following plan-based awards to our NEOs:
•2024 AIP grants (annual cash performance-based awards), generally paid in March 2025 (other than the portion of the AIP award paid in 2024 for Mr. Banati);
•2024-2026 PSU Plan grants (multi-year stock performance-based awards); and
•Restricted stock unit grants.
Information with respect to each of these awards on a grant-by-grant basis is set forth in the table below. For a detailed discussion of each of these awards and their material terms, refer to “Executive Compensation — Summary Compensation Table” and “Compensation Discussion and Analysis — Compensation Plans and Design” above.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant-date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Steve Cahillane
2024 AIP(1)		—	2,160,000	4,320,000
2024-26 PSU	2/16/2024				—	128,450	256,900				7,125,122	(2)
2024 RSU	2/16/2024							42,820			2,375,225	(3)
Amit Banati
2024 AIP(1)		—	875,000	1,750,000
2024-26 PSU	2/16/2024				—	38,940	77,880				2,160,002	(2)
2024 RSU	2/16/2024							12,980			720,001	(3)
Nico Amaya
2024 AIP(1)		—	668,545	1,337,090
2024-26 PSU	2/16/2024				—	24,340	48,680				1,350,140	(2)
2024 RSU	2/16/2024							8,120			450,416	(3)
David Lawlor
2024 AIP(1)		—	551,203	1,102,406
2024-26 PSU	2/16/2024				—	21,100	42,200				1,170,417	(2)
2024 RSU	2/16/2024							7,040			390,509	(3)
Shumit Kapoor
2024 AIP(1)		—	574,902	1,149,804
2024-26 PSU	2/16/2024				—	27,050	54,100				1,500,464	(2)
2024 RSU	2/16/2024							9,020			500,339	(3)
(1)Represents estimated possible payouts on the grant date for annual performance cash awards granted in 2024 under the 2024 AIP for each of our NEOs. The actual amount of AIP paid can range from 0% to 200% of the target. The AIP is an annual cash incentive opportunity and, therefore, these awards are earned in the year of grant. AIP payouts are generally made in March of the following year. Mr. Banati's 2024 AIP Payout was made in installments in 2024 and 2025. See "2024 AIP Payouts" for more detail. See the column captioned “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table for the actual payout amounts related to the 2024 AIP. See also “Compensation Discussion and Analysis — Compensation Plans and Design — Annual Incentives” for additional information about the 2024 AIP.
(2)Amounts in these rows represent the 2024-2026 PSU awards granted to our NEOs in fiscal year 2024. The grant-date fair value of such 2024–2026 PSU awards is based on the Company’s determination of the probable outcome of the achievement of the applicable performance conditions, calculated in accordance with FASB ASC Topic 718. Refer to Notes 1 and 11 to the Consolidated Financial Statements included in the Original 10-K. This grant-date fair value assumes that each participant earns the target PSU award (i.e., 100% of PSU target). The actual value the NEO receives will depend on the number of shares earned and the price of our common stock when the shares vest.
(3)Amounts in these rows represents the RSU awards granted to our NEOs in fiscal year 2024. The grant-date fair value of such 2024 RSU awards, was calculated in accordance with FASB ASC Topic 718. Refer to Notes 1 and 11 to the Consolidated Financial Statements included in the Original Form 10-K. The grant-date fair value of the restricted stock units will likely vary from the actual value the NEO receives, which will depend on the value of the shares upon vesting.

Outstanding Equity Awards at Fiscal Year-End Table
The following equity awards granted to our NEOs were outstanding as of December 28, 2024, the end of fiscal 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exer-cise Price ($)(4)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)(6)	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(9)
Steve Cahillane
Stock Options	258,681	—		61.62	2/16/2028
	288,879	—		50.18	2/22/2029
	276,182	—		57.96	2/21/2030
	331,955	—		51.23	2/19/2031
RSU(11)						125,219	10,164,026
RSU (2022-24 PSU)(10)						169,942	13,794,192
2023-25 PSU								242,638	19,694,926
2024-26 PSU								265,832	21,577,583
Amit Banati
Stock Options	22,046	—		56.69	2/20/2025
	34,596	—		66.80	2/19/2026
	33,013	—		64.48	2/17/2027
	44,319	—		61.62	2/16/2028
	37,558	—		50.18	2/22/2029
	49,848	—		57.96	2/21/2030
	56,394	—		51.23	2/19/2031
RSU(12)						37,226	3,021,634
RSU (2022-24 PSU)(10)						50,584	4,105,903
2023-25 PSU								70,400	5,714,368
2024-26 PSU								80,588	6,541,328
Nico Amaya
Stock Options	4,550	—		56.69	2/20/2025
	6,105	—		66.80	2/19/2026
	6,670	—		64.48	2/17/2027
	7,959	—		61.62	2/16/2028
	12,436	—		50.18	2/22/2029
	17,806	—		57.96	2/21/2030
	22,826	—		51.23	2/19/2031
RSU(13)						17,012	1,380,864
RSU (2022-24 PSU)(10)						18,704	1,518,204
2023-25 PSU								24,942	2,024,542
2024-26 PSU								50,372	4,088,695
David Lawlor
Stock Options	5,502	—		56.69	2/20/2025
	9,610	—		64.48	2/17/2027
	11,566	—		61.62	2/16/2028
	43,833	—		50.18	2/22/2029
	32,369	—		57.96	2/21/2030
	33,567	—		51.23	2/19/2031
RSU(14)						21,744	1,764,960
RSU (2022-24 PSU)(10)						33,992	2,759,131

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exer-cise Price ($)(4)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)(6)	Market Value of Shares or Units of Stock That Have Not Vested ($)(7)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(8)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(9)
2023-25 PSU								38,142	3,095,986
2024-26 PSU								43,668	3,544,532
Shumit Kapoor
Stock Options	29,542	—		51.23	2/19/2031
RSU(15)						21,981	1,784,198
RSU (2022-24 PSU)(10)						26,400	2,142,888
2023-25 PSU								38,142	3,095,986
2024-26 PSU								55,982	4,544,059
(1)On an award-by-award basis, the number of securities underlying unexercised options that are exercisable and that are not reported in Column 3 — “Number of Securities Underlying Unexercised Unearned Options.”
(2)On an award-by-award basis, the number of securities underlying unexercised options that are unexercisable and that are not reported in Column 3 — “Number of Securities Underlying Unexercised Unearned Options.”
(3)On an award-by-award basis, there were no shares underlying unexercised options awarded under any equity incentive plan that have not been earned.
(4)The exercise price for each option reported in Column 1 — “Number of Securities Underlying Unexercised Options Exercisable”.
(5)The expiration date for each option reported in Column 1 — “Number of Securities Underlying Unexercised Options Exercisable”.
(6)The total number of shares of stock that have not vested and that are not reported in Column 8 — “Number of Unearned Shares, Units or Other Rights That Have Not Vested.”
(7)Market value is based upon the closing price of our common stock on December 27, 2024 (the last trading day of fiscal 2024).
(8)Represents the “maximum” number of shares that could be earned under outstanding PSU awards, including dividend equivalent units accrued as of December 28, 2024. The ultimate number of shares issued under the PSU awards will depend on the number of shares earned and the price of our common stock on the actual vesting date. For additional information with respect to these awards, refer to the “— Summary Compensation Table” and “Compensation Discussion and Analysis — Compensation Plans and Design.”
(9)Represents the “maximum” number of shares that could be earned under outstanding PSU awards, including dividend equivalent units accrued as of December 28, 2024, multiplied by the closing price of our common stock on December 27, 2024 (the last trading day of fiscal 2024). The ultimate value of the PSU awards will depend on the number of shares earned and the price of our common stock on the actual vesting date.
(10)Following the completion of the Spin-Off, the C&T Committee determined the actual performance of the previously-granted 2022-2024 PSU awards through the effective time of the Spin-Off and such awards were converted to RSUs, with such awards vesting based on the holder's continued service. Effective as of February 21, 2025, these RSU awards were fully vested.
(11)Mr. Cahillane's RSUs vested on February 18, 2025 (40,470 units), and will vest on February 17, 2026 (40,440 units) and will vest on February 16, 2027 (44,309 units). Awards outstanding include accrued dividend equivalent units.
(12)Mr. Banati's RSUs vested on February 18, 2025 (12,052 units), and will vest on February 17, 2026 (11,743 units) and will vest on February 16, 2027 (13,431 units). Awards outstanding include accrued dividend equivalent units.
(13)Mr. Amaya's RSUs vested on February 18, 2025 (4,453 units), and will vest on February 17, 2026 (4,157 units) and will vest on February 16, 2027 (8,402 units). Awards outstanding include accrued dividend equivalent units.
(14)Mr. Lawlor's RSUs vested on February 18, 2025 (8,102 units), and will vest on February 17, 2026 (6,357 units) and will vest on February 16, 2027 (7,285 units). Awards outstanding include accrued dividend equivalent units.
(15)Mr. Kapoor's RSUs vested on February 18, 2025 (6,290 units), and will vest on February 17, 2026 (6,357 units) and will vest on February 16, 2027 (9,334 units). Awards outstanding include accrued dividend equivalent units.

Option Exercises and Stock Vested Table
With respect to our NEOs, this table shows the stock options exercised by our NEOs during 2024 (disclosed under the “Option Awards” columns) and stock awards that vested during fiscal 2024 (disclosed under the "Stock Awards" columns).
The dollar value in the "Option Awards" column reflects the total pre-tax value realized by such officers (Kellanova stock price at exercise minus the option’s exercise price), not the grant-date fair value disclosed elsewhere. The table represents value realized on options that have been granted to the NEOs since 2014.
Stock awards include RSUs and PSU awards that vested in fiscal 2024. The 2021-2023 performance award cycle began on January 3, 2021 (i.e. the first day of fiscal 2021) and concluded on December 30, 2023 (i.e., the last day of fiscal 2023). Although the performance period ended on December 30, 2023, each NEO had to be actively employed by Kellanova on the date the awards vested (i.e., February 16, 2024) in order to be eligible to receive a payout.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Steve Cahillane	—	—	183,232	10,163,879
Amit Banati	—	—	54,090	3,000,372
Nico Amaya	—	—	21,906	1,215,126
David Lawlor	—	—	32,207	1,786,522
Shumit Kapoor	—	—	28,338	1,571,909
(1)Does not reflect the payout of 2022-2024 PSU awards. Each NEO had to be actively employed by Kellanova on the date the awards vested (i.e. February 21, 2025) in order to be eligible to receive a payout. See “Compensation Discussion and Analysis — Compensation Plans and Design — Long-Term Incentives — Performance Stock Unit Plan — 2022-2024 PSU Plan" and “Executive Compensation — Outstanding Equity Awards at Fiscal Year-End Table” for additional information.

Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans
Our NEOs are eligible to receive retirement benefits from Kellanova. The C&T Committee utilizes survey information for Fortune 500 companies and our peer group compiled by Willis Towers Watson and Mercer to help determine the appropriate level of benefits. The C&T Committee uses the same survey information used by Kellanova to set these benefits for all U.S. salaried employees. Our NEOs participate in the same plans as our eligible U.S. salaried employees. The total retirement benefit is provided through a combination of qualified and non-qualified defined contribution savings and investment plans, and qualified and non-qualified defined benefit pension plans. Eligibility for the different plans provided by Kellanova varies by NEO.
Our U.S. savings and investment program includes a non-qualified restoration plan for our U.S. executives, which allows us to provide benefits comparable to those which would be available under our IRS qualified plans if the IRS regulations did not include limits on covered compensation and benefits. We refer to this plan as a “restoration plan” because it restores benefits that would otherwise be available under the plan. This plan uses the same benefit formulas as our broad-based IRS qualified plans, and use the same type of compensation to determine benefit amounts.
Amounts earned under our long-term incentive programs, such as our PSU Plans, gains from stock options and awards of restricted stock and restricted stock units are not included when determining retirement benefits for any employee, including executives. We do not pay above-market interest rates on amounts deferred under our savings and investment plans.
The amount of an employee’s compensation is an integral component of determining the benefits provided under pension and savings plan formulas, thus, an individual’s performance over time will influence the level of his or her retirement benefits.
U.S. Defined Contribution Plans
We offer both qualified and non-qualified defined contribution plans for our U.S. employees to elect voluntary deferrals of salary and annual incentive awards. Our principal defined contribution plans are composed of (1) the Kellanova Savings & Investment Plan (“Kellanova S&I Plan”) (which is a qualified plan available to substantially all U.S. salaried employees) and (2) the Kellanova Supplemental Savings & Investment Plan (“Restoration Plan”), which is a non-qualified plan as described below. Mr. Cahillane, Mr. Banati and Mr. Amaya participated in both of these plans.
Kellanova S&I Plan
Under this plan, employees can defer up to 50% of base salary plus annual incentives. Distributions are generally made after termination (directly to employee or rolled over to another account) or when an employee reaches age 59 and a half. In order to assist employees with saving for retirement, we provide matching contributions on employee deferrals. Under the Kellanova S&I Plan, we match 100% of employee deferral contributions up to 3% of eligible compensation (i.e., base salary plus annual incentive), and 50% of employee deferral contributions between 3% and 5% of eligible compensation. No Kellanova matching contributions are provided above 5% of eligible compensation deferred by an employee. Any amount of employee deferrals or matching contributions in excess of IRS limits will be made to the Restoration Plan. Additionally, the Company provides a fixed retirement contribution to the Kellanova S&I Plan. The retirement contribution is a fixed 3%, 5% or 7% of base salary, for employees with up to 10 years of service, between 10 and 20 years of service or greater than 20 years of service, respectively. For employees who have less than 3 years of service, the retirement contribution vests upon the third anniversary of employment.
Non-Qualified Deferred Contribution Plans
Restoration Plan
Effective on January 1, 2005, the Restoration Plan was renamed the Grandfathered Restoration Plan and, to preserve certain distribution options previously available in the Plan, it was amended in accordance with IRS regulations issued under Section 409A of the Internal Revenue Code to no longer allow for deferrals after December 31, 2004. Deferrals after December 31, 2004, are included in a new Restoration Plan which complies with IRS regulations under Section 409A.
Under this plan, eligible employees can defer up to 50% of base salary plus annual incentives. Payouts are generally made after retirement or termination of employment with Kellanova, either as annual installments or as a lump sum, based on the distribution option elected under the plan. Participants in the Restoration Plan may not make withdrawals during their employment. Participants in the Grandfathered Restoration Plan may make withdrawals during employment, but must pay a 10% penalty on any in-service withdrawal.
Our Restoration Plan is a non-qualified, unfunded plan we offer to employees who are impacted by the statutory limits of the Internal Revenue Code on contributions under our qualified plans. The Restoration Plan allows us to provide the same matching contribution and fixed Retirement Contribution, as a percentage of eligible compensation, to impacted employees as other employees who participate in the Kellanova S&I Plan. As an unfunded plan, no money is actually invested in the Restoration Plan; contributions and earnings/losses are tracked in a book-entry account and all account balances are general Kellanova obligations.
The following table provides information with respect to our Non-Qualified Deferred Compensation Plans, as applicable to the participating NEOs, Mr. Cahillane, Mr. Banati, and Mr. Amaya. This table excludes information with respect to the Kellanova S&I Plan, which is a qualified plan available to U.S. salaried Kellanova employees as described above.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY ($)(1)	Company Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals Distributions ($)	Aggregate Balance at Last FYE ($)(4)(5)
Steve Cahillane	191,730	182,980	515,315	—	3,683,995
Amit Banati	151,636	146,550	74,972	—	1,699,210
Nico Amaya	39,549	53,447	87,507	—	654,486
David Lawlor	—	—	—	—	—
Shumit Kapoor	—	—	—	—	—

(1)Amounts in this column are included in the “Salary” column in the Summary Compensation Table.
(2)Amounts in this column are Kellanova contributions and are reflected in the Summary Compensation Table under the heading “All Other Compensation.”
(3)Represents at-market/non-preferential earnings on the accumulated balance in 2024.
(4)Aggregate balance as of December 28, 2024, is the total market value of the deferred compensation account, including executive contributions, Kellanova contributions and any earnings, including contributions and earnings from past fiscal years.
(5)The amounts in the table below are also being reported in the "Salary," "Non-Equity Incentive Plan Compensation" and "All Other Compensation" columns in the Summary Compensation Table in the years indicated.

Name	Fiscal Year	Reported Amounts ($)
Steve Cahillane	2024	374,710
	2023	414,919
	2022	308,672
Amit Banati	2024	298,186
	2023	188,148
	2022	159,640
Nico Amaya	2024	92,996
David Lawlor	2024	—
	2023	—
Shumit Kapoor	2024	—
	2023	—

Group Irish Defined Contribution Pension Fund
Mr. Lawlor, who is based in Ireland, participates in the Kellogg Group Irish Defined Contribution Pension Fund (the "Fund"). Under the Fund, Kellanova employees in Ireland can contribute amounts equal to 5% or more of base salary plus annual incentives. Employees in Ireland are automatically enrolled in the Fund at a 5% contribution rate upon date of hire. We provide contributions equal to 12% of eligible compensation (i.e., base salary plus annual incentive). No Kellanova contributions are provided above 12% of eligible compensation. Mr. Lawlor has been participating in the Fund since January 1, 2019.
Upon retirement, employees must take distributions from the Fund and the Group Irish Pension Fund (described below) at the same time, if they have benefits under both the defined contribution and defined benefit schemes. Distributions from the Fund and the Group Irish Pension Fund cannot be taken at different ages. Employees may draw distributions from the Fund and the Group Irish Pension Fund at age 65, or as early as age 50 with consent from Kellanova and the trustee. Distributions from the Fund and the Group Irish Pension Fund can only be taken if Kellanova employment has ended.
Contributions to the Fund are tax exempt up to limits determined by the Irish Revenue. The assets of the fund are independently administered and held separately from Company assets. The Fund is overseen by trustees and qualified as an exempt approved pension scheme under Chapter 1, Part 30 of the Taxes Consolidate Act of 1997 of Ireland.
Singapore Central Provident Fund Board
Mr. Kapoor, who is based in Singapore, participates in the Singapore Central Provident Fund Board, commonly known as the Central Provident Fund (the "CPF"). The CPF is a comprehensive savings and pension plan for Singapore residents primarily to fund their retirement, healthcare, education, and housing needs in Singapore. The CPF is an employment-based savings program that helps employers and employees in Singapore contribute a mandated amount to the fund for their benefits. It is administered by the Central Provident Fund Board, a statutory board operating under the Ministry of Manpower, which is responsible for investing contributions.
Under the CPF, the Company and Kellanova employees residing in Singapore make contributions based on the employee's age and salary. In 2024, Kellanova's CPF contribution ranged from 17% for employees age 55 and younger to 7.5% for employees aged 70 and older. Employee contributions during 2024 to the fund ranged from 20% for employees age 55 and younger to 5% for employees aged 70 and older. Contributions are capped at an annual salary ceiling, which the CPF may periodically increase.
Discontinued / Frozen Plans
Executive Deferral Program
Prior to 2021, we required any executive base salary above $950,000 (after pre-tax deductions for benefits and similar items) to be deferred into deferred stock units under our Executive Deferral Program. The deferred amounts were credited to an account in the form of units that are equivalent to the fair market value of our common stock. The units are payable in stock upon the executive’s end of employment. The Executive Deferral Program terminated at the end of fiscal year 2020.
Pension Plans
In September 2017, the Company amended certain defined benefit pension plans and associated “restoration plans” in the U.S., Canada, United Kingdom and the Republic of Ireland for salaried employees. As of December 31, 2018, the amendment froze the compensation and service periods used to calculate pension benefits for active salaried employees who participate in the affected pension plans. Beginning January 1, 2019, impacted employees no longer accrued additional benefits under these plans for future service and eligible compensation received under these plans, and began participating in the same defined contribution plans as all other salaried employees.
U.S. Pension Plans
Our U.S. pension plans are composed of the Kellanova Pension Plan and the non-qualified restoration plans, which include the Kellanova Executive Excess Plan for accruals after December 31, 2004, and the Kellanova Excess Benefit Retirement Plan for accruals on or before December 31, 2004 (collectively, the “U.S. Pension Plans”).
Below is an overview of our current U.S. Pension Plans in which Mr. Amaya participates.

	U.S. Qualified Pension Plan	U.S. Non-Qualified Plans
Reason for Plan	Provide eligible employees with a competitive level of retirement benefits based on pay and years of service. Benefit accruals were frozen for salaried employees as of the close of December 31, 2018.	Provide eligible employees with a competitive level of retirement benefits by “restoring” the benefits limited by the Internal Revenue Code based on the formula used in the Qualified Pension Plan. Benefit accruals were frozen for salaried employees as of the close of December 31, 2018.
Eligibility	Salaried employees and certain hourly and union employees. Pension plans closed to new participants beginning January 1, 2010.	Eligible employees impacted under the Internal Revenue Code by statutory limits on the level of compensation and benefits that can be considered in determining Kellanova-provided retirement benefits.
Payment Form	Monthly annuity or lump sum at the choice of the executive.	Monthly annuity or lump sum at the choice of the executive.
Retirement Eligibility	Full Unreduced Benefit: •Normal retirement age 65

Reduced Benefit: •Age 62 with 5 years of service •Age 55 with 20 years of service •Any age with 30 years of service
Pension Formula	Single Life Annuity = 1.5% x (years of service) x (final average pay based on the average of highest five consecutive years) — (Social Security offset)
Pensionable Earnings	Includes only base pay and annual incentive payments. We do not include any other compensation, such as restricted stock grants, restricted stock unit grants, PSU Plan payouts, gains from stock option exercises and any other form of stock- or option-based compensation in calculating pensionable earnings.

Great Britain Pension Plan
Kellanova employees in the U.K. who were hired before April 1, 2004, were eligible to join the Kellogg Great Britain Pension Fund ("Great Britain Pension Plan"). This is a defined benefit pension arrangement in which benefits were earned based on several factors, including length of service, accrual rate, and pensionable salary (i.e., base salary plus annual incentives). The Great Britain Pension Plan closed to future accruals on December 31, 2018, and all participating employees then moved to accrue benefits in a "Defined Contribution Section" of the Great Britain Pension Plan.
Normal retirement age for the Great Britain Pension Plan is age 65 or 60 depending on the member's service dates. Distributions may begin as early as age 55 with trustee consent, and benefits will be subject to an actuarial reduction if taken before the member's unreduced payment age. Under certain conditions, distributions from the Great Britain Pension Plan can be taken at early as age 60 without consent and without an actuarial reduction.
The assets of the Great Britain Pension Plan are independently administered and held separately from Company assets. The Great Britain Pension Plan is registered with HM Revenue & Customs, as required by the Finance Act 2004 and as such qualifies for certain tax reliefs on contributions and benefits.
Mr. Lawlor was a participant in the Great Britain Pension Plan until November 30, 2017, when he became a participant in the Kellogg Group Irish Pension Plan.
Irish Pension Plan
Kellanova employees in Ireland who were hired before January 1, 2005 (or later if the employee transferred employment from the U.K. and was participating in a U.K. defined benefit arrangement) were eligible to join the Kellogg Group Irish Pension Fund ("Irish Pension Plan"). This is a defined benefit pension arrangement in which benefits were earned based on several factors, including length of service, accrual rate, and pensionable salary (i.e., base salary plus annual incentive). The Irish Pension Plan closed to future accruals on December 31, 2018, and all participating employees joined the Kellogg Group Irish Defined Contribution Pension Fund.
Employees must take distributions from the Irish Pension Plan and the Group Irish Defined Contribution Pension Fund at the same time, if an employee has benefits under both the defined benefit and defined contribution schemes. Distributions from the Irish Pension Plan and the Group Irish Defined Contribution Pension Fund cannot be taken at different ages. Employees may draw distributions from the Irish Pension Plan and the Group Irish Defined Contribution Pension Fund at age 65, or as early as age 50 with consent from Kellanova and the Trustees. Distributions from the Irish Pension Plan will be actuarially reduced if taken before Normal Retirement Age. For certain categories of membership, this reduction will only apply if retirement is taken before age 60. In this instance, Kellanova may be required to make a cash contribution to the Irish Pension to permit a distribution before age 60. Distributions from the Irish Pension Plan and the Group Irish Defined Contribution Pension Fund can only be taken if Kellanova employment has ended.
The assets of the fund are independently administered and held separately from Company assets. The Fund is overseen by trustees and qualified as an exempt approved pension scheme under Chapter 1, Part 30 of the Taxes Consolidate Act of 1997 of Ireland.
Mr. Lawlor was a participant in the Group Irish Pension Plan from December 1, 2017, through December 31, 2018, when the plan was amended to freeze compensation and service periods used to calculate pension benefits.
Actuarial Present Value
The estimated actuarial present value of the retirement benefit accrued through December 28, 2024, appears in the below table. The calculation of actuarial present value is generally consistent with the methodology and assumptions outlined in our audited financial statements, except that benefits are reflected as payable as of the date the executive is first entitled to full unreduced benefits (as opposed to the assumed retirement date) and without consideration of pre-retirement mortality. Specifically, present value amounts were determined based on the financial accounting discount rate of 5.69% for the U.S. Qualified Pension Plan, 5.65% for the U.S. Non-Qualified Pension Plan, 5.19% for the Great Britain Pension Plan and 3.57% for the Irish Pension Plan. Benefits subject to lump-sum distributions in the U.S. were determined using an interest rate of 5.65% for the US Qualified Pension Plan, 5.65% for the US Non-Qualified Pension Pan, and current statutory mortality under the Pension Protection Act for the NEO participating in our U.S. Pension Plans. Lump sum conversion factors in the Great Britain Pension Plan and the Irish Pension Plan include a mix of interest rate, mortality and the anticipated rate of future increases in pension benefits; these factors are plan-specific, determined by the Trustees on actuarial advice and apply equally to all plan members. For further information on our accounting for pension plans, refer to Note 12 within the Notes to the Consolidated Financial Statements included in the Original Form 10-K. The actuarial increase in 2024 of the projected retirement benefits can be found in the Summary Compensation Table under the heading “Change in Pension Value and Non-Qualified Deferred Compensation Earnings”. No payments were made to our NEOs under the U.S. Pension Plans during 2024.

Pension Benefits Table

Name(1)	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Nico Amaya	U.S. Qualified Pension Plan	18.00	290,000		—
	Non-Qualified Plan (2004 and before)	1.42	—		—
	Non-Qualified Plan (2005 and after)	16.58	311,000		—
	TOTAL		601,000		—
David Lawlor	Great Britain Pension Plan	26.08	1,743,000	(2)	—
	Irish Pension Plan	1.08	184,000	(3)	—
	TOTAL		1,927,000		—
(1)Information regarding Mr. Cahillane, Mr. Banati, and Mr. Kapoor is not presented in this table because these individuals are not participants in our defined benefit pension plans.
(2)In calculating the U.S. dollar equivalent, we used a conversion rate of 1.27854.
(3)In calculating the U.S. dollar equivalent, we used a conversion rate of 1.08079.

Potential Post-Employment Payments
Generally, our NEOs are eligible to receive benefits if their employment is terminated (1) by Kellanova without cause or by the executive's resignation for good reason (as described below), (2) upon their retirement, disability or death or (3) in certain circumstances following a change of control. The amount of benefits will vary based on the reason for the termination.
The table at the end of this section reflects calculations, as of December 28, 2024, of the estimated benefits our NEOs would receive in these situations. Although the calculations below are intended to provide reasonable estimates of the potential benefits, they are based on numerous assumptions and may not represent the actual amount an executive would receive if an eligible termination event were to occur.
Severance and Change of Control Benefits
Each of our NEOs is covered by arrangements that specify certain payments to be made in the event that the executive’s employment is terminated in certain circumstances. These severance benefits are intended to be competitive with our Compensation Peer Group and general industry practices. The Severance Benefit Plan and the Change of Control Policy have been established primarily to attract and retain talented and experienced executives and further motivate them to contribute to our short- and long-term success for the benefit of our Shareowners, particularly during uncertain times.
The Severance Benefit Plan provides certain severance benefits to employees who are terminated by Kellanova under certain circumstances or who terminate their employment with Kellanova for good reason. Kellanova benefits from this program in a variety of ways, including that Kellanova has the right to receive a general release, non-compete, non-solicitation and non-disparagement agreement from separated employees in exchange for the benefits provided under the program. Under the terms of the Severance Benefit Plan, the terms and conditions for the receipt of severance benefits by senior executives are subject to the review and approval of the C&T Committee.
The Change of Control Policy provides certain benefits to executives in the event an executive is terminated without cause or the executive terminates employment for good reason, in each case, in connection with a change of control. The Change of Control Policy is intended to protect Shareowner interests by enhancing employee focus during rumored or actual change of control activity by providing incentives to executives to remain with Kellanova despite uncertainties while a transaction is under consideration or pending.
Severance Benefits
Qualifying Termination — No Change of Control
Executives (including an NEO) will generally be entitled to receive benefits under the Severance Benefit Plan if such executive’s employment is terminated (each, a “Qualifying Termination”) (i) by the executive for good reason or (ii) by the Company due to any of the following situations: (1) a reduction in work force; (2) the relocation of a Company facility or component within a Company facility; (3) the closing or sale of a Company facility; (4) a lack of work; (5) the elimination of a position; or (6) any other reason approved by the Kellanova ERISA Administrative Committee.
For purposes of the Severance Benefit Plan, “Good Reason” generally is defined as the occurrence of any of the following events without the applicable employee’s consent, subject to certain notification and cure periods: (i) a reduction in the employee’s base salary or hourly wage rate; or (ii) a mandatory relocation of the geographic location of the employee’s principal place of employment by more than 50 miles that is implemented by the Company.

Benefits under the Severance Benefit Plan are not available if an executive is terminated for cause. For purpose of the Severance Benefit Plan, “Cause”, generally is defined as (a) the employee’s willful engagement in conduct relating to the employee’s employment with the Company for which either criminal or civil penalties may be sought; (b) the employee’s deliberate disregard of any Company policy, including the Company’s insider trading policy, or the Company’s code of conduct; (c) the employee’s acceptance of employment with or service as a consultant or advisor to an entity or person that is in competition with or acting against the interests of the Company; (d) the employee’s disclosure or misuse of confidential information or material concerning the Company; (e) the employee’s willful engagement in gross misconduct pursuant to which the Company has suffered a loss; or (f) the employee’s willful and continued refusal to substantially perform the employee’s then current duties at the Company in any material respect. Benefits under the Severance Plan are also not available if the executive is terminated for a reason that the Kellanova ERISA Administrative Committee determines rises to the level of Cause or for any other reason determined in the sole discretion of the Kellanova ERISA Administrative Committee.
Under the Severance Benefit Plan, upon a Qualifying Termination, our NEOs will receive the following severance payments and benefits:
•Cash compensation equal to two times the applicable NEO’s annual base salary, payable in a single lump sum (provided that the actual amount of the NEO’s cash severance payment will be subject to the review and approval of the C&T Committee).
•Kellanova has the discretion to pay the NEO an amount equal to the NEO’s annual cash bonus in respect of the year of termination, prorated as of the date of termination, calculated in accordance with the AIP.
•Continued participation in certain health insurance benefits for eighteen months following separation. The applicable NEO will be required to pay the monthly premium for such continued coverage applicable to active employees during this period of coverage.
•Outplacement assistance for 12 months following termination.
In addition, under the terms and conditions of RSU and PSU awards, upon a termination without cause, any RSUs held by the NEO at the time of termination will become immediately partially vested, with vesting prorated based on the number of days actively employed during the vesting period. Any PSU awards will be forfeited as of the date of termination except to the extent such termination occurs during the 12 months prior to the vesting date, which such PSU award will become immediately partially vested, with vesting prorated based on the number of days the participant was actively employed during the performance period.
Severance-related benefits are provided only if the executive executes a separation agreement prepared by Kellanova, which includes a general release and restrictive covenants. Further, under the terms of the Severance Benefit Plan, the terms and conditions for the receipt of severance benefits by senior executives are subject to the review and approval of the C&T Committee.
Retirement, Disability and Death
Retirement. In the event of retirement, an NEO is eligible to receive (1) the benefits payable under our retirement plans, and (2) prorated vesting of (a) PSU awards (the amount of which will be based on our actual performance during the relevant periods and paid after the end of the performance periods and provided that, subject to the Company's discretion, the recipient shall have been actively employed for a minimum of one year following the award grant date and prior to the date of Retirement to be eligible for any such continued vesting) and (b) RSUs (depending on the terms and conditions of the award and provided that, subject to the Company's discretion, the recipient shall have been actively employed for a minimum of one year following the award grant date and prior to the date of Retirement to be eligible for any such proration). In addition, the Company has the discretion to pay an NEO an amount equal to the NEO’s annual cash bonus in respect of the year of retirement, prorated as of the date of retirement, based on actual performance. “Retirement” generally is defined as meeting the Company’s age and/or service requirements for retirement eligibility.
Death or Disability. Pursuant to the terms of the applicable award agreement, if any participant (including an NEO) ceases to be an employee because of disability (as defined in the Company's 2022 LTIP) or death, (i) RSU awards will become immediately partially vested, with vesting pro-rated based on the number of days the participant was actively employed during the vesting period; and (ii) PSU awards will continue to vest and the NEO will be eligible for a prorated award upon vesting.
Additionally, in the event of an NEO’s Disability, the NEO will receive disability benefits starting six months following the onset of the disability, with no reductions or penalty for early retirement. “Disability” generally is defined as inability to perform all the material duties of regular occupation because of injury or sickness. In the event of an NEO’s death, the NEO's beneficiary would receive payouts under Kellanova-funded life insurance policies. However, the deceased NEO’s defined benefit pension benefits would be converted to a joint survivor annuity, resulting in a decrease in the cost of these benefits.
Potential Change of Control Payments
We have arrangements with each of our continuing NEOs that provide for benefits that may be payable if a “change of control” occurs. Our 2009 Long-Term Incentive Plan, 2013 Long-Term Incentive Plan, 2017 Long-Term Incentive Plan and 2022 Long-Term Incentive Plan (collectively, the “LTIPs”) specify the treatment of outstanding, unvested equity awards granted under each respective plan to employees, including our NEOs, upon the occurrence of a change of control. Under the LTIPs and the Change of Control Policy, the severance and other benefits payable to NEOs in connection with a change of control are subject to a “double trigger.” The first trigger is the occurrence of a change of control. The second trigger for the Change of Control Policy occurs if we terminate an NEO’s employment without cause, or an NEO resigns for good reason, in each case, within two years following the change of control (each, a "CIC Qualifying Termination"). The second trigger for our LTIPs occurs if (1) awards are not assumed or replaced by a substitute award, or (2) the NEO experiences a CIC Qualifying Termination. For these purposes, “cause,” “good reason,” and “substitute awards” are defined in the LTIP and the Change of Control Policy, as applicable.
A “change of control” generally is defined in these arrangements to include a change in a majority of the Board, consummation of certain mergers, the sale of all or substantially all of our assets and Shareowner approval of a complete liquidation or dissolution. The “change of control” definition also includes an acquisition by a party of 20% or 30% of Kellanova common stock, depending on the post-acquisition ownership of the Kellogg Foundation and Gund family trusts (the “Trusts”). The applicable percentage is 20% or more if the Trusts do not collectively own more than 35% of the common stock. The applicable percentage is 30% or more if the Trusts collectively own more than 35% of the common stock.
Under the LTIPs and the Change of Control Policy, the change of control related severance payments payable to our NEOs generally consist of the following:
Payments Triggered Upon a Change of Control Without a CIC Qualifying Termination. Pursuant to the LTIPs and applicable award agreements, if the NEO’s PSU Plan awards and RSU awards are not assumed or substituted by the surviving entity, all unvested PSU plan awards and RSU awards will fully vest as of such Change of Control (with such PSU Plan awards vesting based on the greater of target and actual performance). If the NEO’s PSU Plan awards and RSU awards are assumed or substituted, then such awards will retain their original vesting schedules and will not automatically vest upon a change of control.

Payments Triggered Upon a Change of Control With a CIC Qualifying Termination. Pursuant to the LTIPs and applicable award agreements, if the NEO’s PSU Plan awards and RSU awards are assumed or substituted by the surviving entity, and the NEO subsequently incurs a CIC Qualifying Termination, then all unvested PSU Plan awards and RSU awards will fully vest as of such date of termination (with such PSU Plan awards vesting based on the target performance).

Pursuant to the Change of Control Policy, if the NEO incurs a CIC Qualifying Termination, the NEO will receive a lump sum cash payment, payable within 90 days after the termination date, equal to the sum of (x) an amount equal to two times the NEO’s current base salary plus the NEO’s target annual bonus opportunity, plus (y) the NEO’s annual cash bonus in respect of the year of termination, prorated as of the date of termination, based on target performance. In addition, the NEO will (i) receive additional retirement benefits that would equal the actuarial equivalent of the benefit the NEO would have received for two years of additional participation under our retirement plans, (ii) continue to participate in health and welfare benefit plans for a two-year period following termination, and (iii) receive outplacement assistance.
The following table reflects calculations assuming the relevant employment termination event and/or change of control occurred on December 28, 2024 and does not reflect any payments or benefits payable in connection with the Merger or contemplate the impact of the Gross-Up Plan, which only becomes effective as of the closing of the Merger. For details regarding payments or benefits payable in connection with the Merger, please see the Merger Proxy Statement.
Potential Post Employment Table

Name and Benefits	Termination — No Change of Control ($)(18)		Change of Control with Termination ($)		Retirement ($)(1)		Death ($)		Disability ($)
Steve Cahillane
Two Times Base Salary	2,700,000		2,700,000		—		—		—
280G Reduction(2)	—		(4,951,532)		—		—		—
2024 Annual Incentive	3,607,200		3,607,200		3,607,200		3,607,200		3,607,200
Two Times Annual Incentive(3)	—		4,320,000		—		—		—
Stock Options(4)	—		—		—		—		—
PSU Awards	23,890,741	(5)	34,430,478	(6)	23,890,741	(6)	23,890,741	(7)	23,890,741	(7)
Restricted Stock Units	6,206,281	(8)	10,164,028	(9)	6,206,281		6,206,281	(10)	6,206,281	(10)
Outplacement	11,138		11,138		—		—		—
Health and Welfare Benefits(11)	24,600		32,800		—		—		—
Other Benefits and Perquisites(16)	—		45,476		—		—		—
Life Insurance (17)	—		—		—		1,350,000		—
Total	36,439,960		50,359,588		33,704,222		35,054,222		33,704,222

Name and Benefits	Termination — No Change of Control ($) (18)		Change of Control with Termination ($)		Retirement ($)(1)		Death ($)		Disability ($)
Amit Banati
Two Times Base Salary	1,750,000		1,750,000		—		—		—
280G Reduction(2)	—		—		—		—		—
2024 Annual Incentive	1,461,250		1,461,250		1,461,250		1,461,250		1,461,250
Two Times Annual Incentive(3)	—		1,750,000		—		—		—
Stock Options(4)	—		—		—		—		—
PSU Awards	7,081,807	(5)	10,233,721	(6)	7,081,807	(6)	7,081,807	(7)	7,081,807	(7)
Restricted Stock Units	1,838,629	(8)	3,021,628	(9)	1,838,629		1,838,629	(10)	1,838,629	(10)
Outplacement	11,138		11,138		—		—		—
Health and Welfare Benefits(11)	25,000		33,400		—		—		—
Other Benefits and Perquisites(16)	—		43,550		—		—		—
Life Insurance (17)	—		—		—		875,000		—
Total	12,167,824		18,304,687		10,381,686		11,256,686		10,381,686
Nico Amaya
Two Times Base Salary	1,350,000		1,350,000		—		—		—
280G Reduction(2)	—		—		—		—		—
2024 Annual Incentive	649,492		649,492		—		649,492		649,492
Two Times Annual Incentive(3)	—		1,337,090		—		—		—
Stock Options(4)	—		—		—		—		—
PSU Awards	1,518,189	(5)	4,574,807	(6)	—		2,865,846	(7)	2,865,846	(7)
Restricted Stock Units	750,871	(8)	1,380,899	(9)	—		750,871	(10)	750,871	(10)
Outplacement	11,138		11,138		—		—		—
Health and Welfare Benefits(11)	36,700		49,000		—		—		—
Change to Retirement Benefits	(74,000)	(12)	66,388	(13)	—		(351,000)	(14)	(74,000)
Other Benefits and Perquisites(16)	—		42,738		—		—		—
Life Insurance(17)	—		—				675,000		—
Total	4,242,390		9,461,552		—		4,590,209		4,192,209
David Lawlor
Two Times Base Salary	1,296,948		1,296,948		—		—		—
280G Reduction(2)	—		—		—		—		—
2024 Annual Incentive	953,581		953,581		953,581		953,581		953,581
Two Times Annual Incentive(3)	—		1,102,406		—		—		—
Stock Options(4)	—		—		—		—		—
PSU Awards	4,371,531	(5)	6,079,375	(6)	4,371,531	(6)	4,371,531	(7)	4,371,531	(7)
Restricted Stock Units	1,117,652	(8)	1,764,934	(9)	1,117,652		1,117,652	(10)	1,117,652	(10)
Outplacement	11,138		11,138		—		—		—
Health and Welfare Benefits(11)			10,268		—		—		—
Change to Retirement Benefits	18,000	(12)	18,000	(13)	—		(567,000)	(14)	33,000	(15)
Other Benefits and Perquisites(16)	—		126,452		—		—		—

Name and Benefits	Termination — No Change of Control ($) (18)		Change of Control with Termination ($)		Retirement ($)(1)	Death ($)		Disability ($)
Life Insurance (17)	—		—		—	3,912,460		—
Total	7,768,850		11,363,102		6,442,764	9,788,224		6,475,764
Shumit Kapoor
Two Times Base Salary	1,352,709		1,352,709		—	—		—
280G Reduction(2)	—		—		—	—		—
2024 Annual Incentive	965,835		965,835		—	965,835		965,835
Two Times Annual Incentive(3)	—		1,149,804		—	—		—
Stock Options(4)	—		—		—	—		—
PSU Awards	2,142,896	(5)	5,962,918	(6)	—	3,920,837	(7)	3,920,837	(7)
Restricted Stock Units	1,025,606	(8)	1,784,165	(9)	—	1,025,606	(10)	1,025,606	(10)
Outplacement	11,138		11,138		—	—		—
Health and Welfare Benefits(11)			27,988		—	—		—
Other Benefits and Perquisites(16)	—		430,754		—	—		—
Life Insurance(17)	—		—		—	2,029,064		—
Total	5,498,184		11,685,311		—	7,941,342		5,912,278
(1)Information regarding Mr. Amaya and Mr. Kapoor is not presented in this column because these individuals were not retirement-eligible as of December 28, 2024. Information for Mr. Cahillane, Mr. Banati, and Mr. Lawlor is hypothetical and based upon retirement as of December 28, 2024.
(2)If an NEO becomes entitled to separation benefits following a change of control and those separation benefits would otherwise be subject to the excise tax under Section 4999 of the Internal Revenue Code, then the separation benefits will be reduced to $1.00 less than the amount which would trigger the excise tax if such reduction would result in the NEO receiving an equal or greater after-tax benefit than the NEO would have received if the full separation benefits were paid. This column represents the estimated amount of pay reduction to put the NEO in this position. The estimated values in this column were developed based on the provisions of Section 280G and 4999 of the Internal Revenue Code. The actual amount, if any, of the pay reduction will depend upon the NEO’s pay, terms of a change of control transaction and the subsequent impact on the executive’s employment.
(3)Represents two times the target annual incentive award for 2024.
(4)Stock options were eliminated from the long-term incentive mix annually awarded to NEOs starting in 2022. Stock options were last granted in 2021, and one third of these options vested on February 19, 2022; one-third vested on February 19, 2023; and one-third vested on February 19, 2024; accordingly, all outstanding stock options are fully vested.
(5)Represents the value based on the actual number of shares paid out under the 2022-2024 PSU, which would be prorated based on the number of days the NEO was actively employed during the performance period, and a stock price of $81.17. Additionally, as described under “Key Decisions Summary—Company Updates" and pursuant to the terms of the Employee Matters Agreement, the 2022-2024 PSU awards were further adjusted to account for performance under such plans as of the date of the spin-off, with the awards vesting based on the holder's continued service with the Company. For Mr. Cahillane, Mr. Banati and Mr. Lawlor, who are retirement-eligible, includes the 2023-2025 and 2024-2026 PSU Plans prorated for the time worked during the performance period at a stock price of $81.17. Because Mr. Amaya and Mr. Kapoor are not retirement-eligible as of December 28, 2024, their 2023-2025 PSU Plan and 2024-2026 PSU Plan awards would be forfeited.
(6)Valued based on the actual number of shares paid out under the 2022-2024 PSU and the target number of shares under the 2023-2025 PSU Plan and 2024-2026 PSU Plan and, in each case, a stock price of $81.17. Additionally, as described under “Key Decisions Summary—Company Updates" and pursuant to the terms of the Employee Matters Agreement, the 2022-2024 PSU award was further adjusted to account for performance under such plan as of the date of the spin-off, with the award vesting based on the holder's continued service with the Company.
(7)Represents the value of outstanding “target” PSU Plan awards payable based on our actual performance during the relevant periods and paid following the end of the performance periods (prorated for time worked during the performance period) and, in each case, based on a stock price of $81.17. Additionally, as described under “Key Decisions Summary—Company Updates" and pursuant to the terms of the Employee Matters Agreement, the 2022-2024 PSU award was further adjusted to account for performance under such plan as of the date of the spin-off, with the award vesting based on the holder's continued service with the Company.
(8)Represents the value of unvested restricted stock units that would vest in connection with a termination as of December 28, 2024, based on a stock price of $81.17.
(9)Represents the value of unvested restricted stock units that would vest upon a change of control as of December 28, 2024, based on a stock price of $81.17.
(10)Represents the value of unvested restricted stock units that would vest upon death or disability as of December 28, 2024, based on a stock price of $81.17.
(11)Represents the estimated costs to Kellanova of continued participation in medical, dental and life insurance benefits for twenty-four months following a the termination of an NEO’s employment without cause or resignation for good reason following a change of control (eighteen months without a change of control).
(12)Represents the increase (decrease) to the estimated actuarial present value of retirement benefit accrued through December 28, 2024, for each NEO associated with terminating an NEO’s employment without cause or resignation for good reason. The estimated actuarial present value of retirement benefit accrued through December 28, 2024, appears in the Pension Benefits Table on page 44. For each NEO, changes to retirement benefits upon severance vary depending on age, service and pension formula at the time of termination. For Mr. Amaya, the change to his retirement benefit is negative because the present value reflects the applicable reductions for commencement of his benefit at his earliest retirement eligibility date. For Mr. Lawlor, the change to his retirement benefit is positive because the present value reflects the insurers early retirement terms.
(13)Represents the increase (decrease) to the estimated actuarial present value of retirement benefit accrued through December 28, 2024, for each NEO associated with terminating an NEO’s employment without cause or resignation for good reason following a change of control. The estimated actuarial present value of retirement benefit accrued through December 28, 2024, appears in the Pension Benefits Table on page 44. For each NEO, changes to retirement benefits upon change of control vary depending on age, service and pension formula at the time of termination. For Mr. Amaya, the change to his retirement benefit is negative because the present value reflects the applicable reductions for commencement of his benefit at his earliest retirement eligibility date, offset by the change of control terms which allow for payment two years earlier. For Mr. Lawlor, the change to his retirement benefit is positive because the present value reflects the insurers early retirement terms.
(14)Represents the increase (decrease) to the estimated actuarial present value of retirement benefits accrued through December 28, 2024, for each NEO associated with a NEOs retirement benefits being converted to a survivor annuity upon the NEO's death. The estimated actuarial present value of retirement benefits accrued through December 28, 2024, appears in the Pension Benefits Table on page 44. For Mr. Amaya, the change to retirement benefits is negative because the survivor annuity upon death is reduced to 50% of the benefit provided upon retirement. For Mr. Lawlor, the change to retirement benefits is negative because the survivor annuity upon death is reduced to 50% of the benefit provided upon retirement.
(15)For Mr. Amaya, the change to his retirement benefit is negative because the present value reflects the applicable reductions for commencement of his benefit at his earliest retirement eligibility date. For Mr. Lawlor, the change to his retirement benefits is positive because of the reflection of the UK insurers early retirement terms and under the Irish Pension Plan, with the consent of Trustees, he would be eligible for immediate pension with no actuarial reduction applied. The estimated actuarial present value of retirement benefits accrued through December 28, 2024, appears in the Pension Benefits Table on page 44.
(16)Consists of Kellanova-paid death benefits, financial planning and physical exams.
(17)Payment of death benefits for Company-paid life insurance.
(18)In a termination without cause, any RSUs held by the NEO at the time of termination will vest on a prorated basis, based on the time actively employed during the vesting period, with any remaining unvested RSUs forfeited. In the event of a resignation for good reason, RSUs held by the NEO at the time of termination would be forfeited, unless the NEO is retirement-eligible. Accordingly, the total amount of compensation that would be received in the event of a resignation for good reason would be: (1) for Mr. Cahillane: $6,206,281; (2) for Mr. Banati: $1,838,629; (3) for Mr. Amaya: $0; for Mr. Lawlor: $1,117,652; and for Mr. Kapoor: $0.

CEO Pay Ratio
We are required by SEC rules and regulations to disclose the annual total compensation for our CEO and an estimate of the median annual total compensation for our worldwide employee population excluding our CEO, and the ratio of annual total compensation for our CEO to the annual total compensation for our median employee (the “Pay Ratio Disclosure”).
For the year ended December 28, 2024, the estimated median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chairman, President and Chief Executive Officer) was $43,976. Mr. Cahillane’s annual total compensation for 2024 for purposes of the Pay Ratio Disclosure was $14,882,161, as set forth in the Summary Compensation table beginning on page 32.
Based on this information, the 2024 ratio of the compensation of the Chairman, President and Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 338 to 1.
To identify, and to determine the annual total compensation of, the median employee, we used the following methodology:
•Use of worldwide employee population (including full-time, part-time, temporary, or seasonal workers) as of October 31, 2024 which consisted of 24,227 total employees, of which 8,140 employees were employed in the United States and 16,087 employees were employed in foreign jurisdictions.
•We used annual base salary as our compensation measure that we consistently applied to all employees globally.
With respect to the annual total compensation of the “median employee,” we identified and calculated the elements of such employee’s compensation in accordance with SEC rules and regulations. With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the Summary Compensation Table beginning on page 32.

2024 Director Compensation and Benefits
Only non-employee Directors receive compensation for their services as Directors. For information about the compensation of Mr. Cahillane, our Chairman, President and CEO, refer to “Executive Compensation – Summary Compensation Table” beginning on page 32.
Our 2024 compensation for non-employee Directors was comprised of an annual cash retainer and equity-based grants. The annual pay is designed to attract and retain diverse, highly-qualified, seasoned, and independent professionals to represent all of our Shareowners, and is targeted against the median of our Compensation Peer Group. Refer to “Compensation – Compensation Discussion and Analysis — Compensation Approach” for a description of the companies that make up our Compensation Peer Group. The Nominating and Governance ("N&G") Committee of the Board reviews our Director compensation program on an annual basis with the Company's independent compensation consultant. The independent compensation consultant provides counsel to the N&G Committee in a variety of ways, including an in-depth study that reports and analyzes the director compensation programs in the Compensation Peer Group in an effort to ensure that our program is competitive, consistent with market practice, and designed to attract qualified directors. Although the N&G Committee conducts this review on an annual basis, it generally considers adjustments to Director compensation every other year.
In 2024, the annual stock award retainer paid to our non-employee Directors (as further described below) was increased from $155,000 to $175,000 to maintain alignment with director compensation of the Company's peer group.
Our compensation is designed to create alignment between our non-employee Directors and our Shareowners through the use of equity-based grants. In 2024, $175,000 (or approximately 63%) of non-employee Director compensation was in equity and $105,000 (or approximately 37%) was in cash, excluding the Lead Director and Committee Chair retainers.
There is an additional cash retainer of $30,000 for the Lead Director, $25,000 for the Chair of the Audit Committee, $20,000 for each of the Chairs of the C&T and N&G Committees, and $15,000 for each of the Chairs of the Social Responsibility and Public Policy and Manufacturing Committees.
Actual annual pay varies somewhat among non-employee Directors based primarily on Lead Director and Committee chair responsibilities. To the extent the dollar value of a non-employee Director's annual stock award retainer exceeds $175,000 at the time of the grant, the excess amount is deducted from such non-employee Director's Annual Cash Retainer payments.
Stock Awards
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
Business Expenses
Kellanova pays for the business expenses related to Directors attending Kellanova meetings, including room, meals and transportation to and from Board and Committee meetings. Directors are also eligible to be reimbursed for attendance at qualified Director education programs.
Director and Officer Liability Insurance and Travel Accident Insurance
Director and officer liability insurance (“D&O Insurance”) insures our Directors and officers against certain losses that they are legally required to pay as a result of their actions while performing duties on our behalf. Our D&O Insurance policy does not identify the premium for Directors versus officers and, therefore, a dollar amount cannot be assigned for individual Directors. Travel accident insurance provides benefits to each Director in the event of death or disability (permanent and total) during travel on Kellanova chartered and/or commercial aircraft. Our travel accident insurance policy also covers employees and others while traveling on Kellanova corporate, chartered and/or commercial aircraft and, therefore, a dollar amount cannot be assigned for individual Directors.
Deferral Program
Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may each year irrevocably elect to defer all or a portion of their Board annual cash retainer payable for the following year. The amount deferred is credited to an account in the form of units equivalent to the fair market value of our common stock. If the Board declares dividends, a fractional unit representing the dividend is credited to the account of each participating non-employee Director. A participant’s account balance is paid in shares of our common stock upon termination of service as a non-employee Director. The balance is paid in a lump sum or in up to ten annual installments at the election of the non-employee Director. In the case of annual installments, dividend equivalents are earned and credited to the participant’s unpaid balance on the date earned until the account is distributed in full.
Minimum Stock Ownership Requirement
All non-employee Directors are expected to comply with stock ownership guidelines, under which they are expected to hold at least five times the annual cash retainer, excluding any additional amounts paid to committee chairs or the Lead Director (i.e., $525,000, which is five times the $105,000 cash retainer) in stock or stock equivalents, subject to a five-year phase-in period for newly-

elected Directors. Mr. Cahillane is expected to comply with the stock ownership guidelines applicable to our executive officers, as described in “Compensation Discussion and Analysis — Compensation Policies — Executive Stock Ownership Guidelines,” which for his position is at least six times his annual base salary. As of December 28, 2024, all of the non-employee Directors exceeded this requirement.
Directors’ Compensation Table
The individual components of the total compensation calculation reflected in the table below are as follows:
Fees and Retainers
The amounts shown under the heading “Fees Earned or Paid in Cash” consist of annual retainers earned by or paid in cash to our non-employee Directors in fiscal year 2024.
The amounts disclosed under the heading “Stock Awards” consist of the annual grant of deferred shares of common stock, which are placed in the Grantor Trust. The dollar amounts for the awards represent the grant-date fair value calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (Compensation — Stock Compensation).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)	Total ($)
Stephanie A. Burns	129,983	175,017	—	—	—	305,000
Carter Cast	104,983	175,017	—	—	—	280,000
Rod Gillum	104,983	175,017	—	—	—	280,000
Zack Gund	119,983	175,017	—	—	—	295,000
Donald Knauss	154,983	175,017	—	—	—	330,000
Mary Laschinger	124,983	175,017	—	—	—	300,000
Erica Mann	104,983	175,017	—	—	—	280,000
La June Montgomery Tabron	119,983	175,017	—	—	—	295,000
Mike Schlotman	104,983	175,017	—	—	—	280,000
Carolyn Tastad	104,983	175,017	—	—	—	280,000
(1)The amount reflects the aggregate dollar amount of all fees earned or paid in cash for services as a non-employee Director. Differences reflect cash retainers paid to Board Committee Chairs and the Lead Director. For Dr. Burns, the above includes an amount earned for her service in 2024 but is to be paid in 2025.
(2)The amount reflects the grant-date fair value calculated in accordance with FASB ASC Topic 718 for the annual grant of 2,915 deferred shares of common stock. Refer to Notes 1 and 11 to the Consolidated Financial Statements included in the Original Form 10-K. The grant-date fair value of the stock-based awards will likely vary from the actual value the Director receives. The actual value the Director receives will depend on the number of shares and the price of our common stock when the shares or their cash equivalent are distributed.
(3)Kellanova does not grant stock options to non-employee Directors.
(4)Kellanova does not have a pension plan for non-employee Directors and does not pay above-market or preferential rates on non-qualified deferred compensation for non-employee Directors.

Compensation and Talent Management Committee Interlocks and Insider Participation
Mary Laschinger, Zack Gund, Don Knauss and Carolyn Tastad served on the C&T Committee during fiscal year 2024. No member of the C&T Committee is now, or has been, an officer or employee of the Company. No member of the C&T Committee had any relationship with the Company or any of its subsidiaries during 2024 pursuant to which disclosure would be required under applicable SEC rules pertaining to the disclosure of transactions with related persons. None of the executive officers of the Company currently serves or served during 2024 on the board of directors or compensation committee of another company at any time during which an executive officer of such other company served on our Board or the C&T Committee.

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

Five Percent Holders
The following table shows each person who, based upon their most recent filings or correspondence with the SEC, beneficially owns more than 5% of our common stock.

Beneficial Owner/Address	Shares Beneficially Owned		Percent of Class on February 13, 2025

W.K. Kellogg Foundation Trust(1) c/o Northern Trust Corporation 50 South LaSalle Street Chicago, IL 60603	48,764,110	(2)	14.1%

The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	32,435,744	(3)	9.4%

BlackRock, Inc. 55 East 52nd Street New York, NY 10055	26,379,045	(4)	7.6%

Gordon Gund 14 Nassau Street Princeton, NJ 08542-4523	19,738,208	(5)	5.7%

KeyCorp 127 Public Square Cleveland, OH 44114-1306	20,027,982	(6)	5.8%
(1)According to a Schedule 13G/A filed with the SEC on February 13, 2025, the W.K. Kellogg Foundation Trust (the “Kellogg Trust”) shares voting and investment power with the W.K. Kellogg Foundation (the “Kellogg Foundation”) with respect to 48,764,110 shares of Kellanova. As of that date, the trustees of the Kellogg Trust were Steve Cahillane, Richard Tsoumas, La June Montgomery Tabron and Northern Trust Company. The Kellogg Foundation, a Michigan charitable corporation, is the sole beneficiary of the Kellogg Trust. Under the agreement governing the Kellogg Trust (the “Agreement”), at least one trustee of the Kellogg Trust must be a member of the Kellogg Foundation’s Board, and one member of our Board must be a trustee of the Kellogg Trust. The Agreement provides if a majority of the trustees of the Kellogg Trust (which majority must include the corporate trustee) cannot agree on how to vote the Kellanova stock, the Kellogg Foundation has the power to direct the voting of such stock. With certain limitations, the Agreement also provides that the Kellogg Foundation has the power to approve successor trustees, and to remove any trustee of the Kellogg Trust. The shares of Kellanova owned directly by Mr. Cahillane and Ms. Montgomery Tabron are reflected in the Officer and Director Stock Ownership table below.
(2)According to a Schedule 13G/A filed with the SEC on November 14, 2024, Northern Trust Corporation has sole voting power for 454,059 shares, shared voting power for 53,488,661 shares (including those shares beneficially owned by the Kellogg Trust), sole investment power for 2,270,278 shares and shared investment power for 54,223,992 shares (including those shares beneficially owned by the Kellogg Trust). Northern Trust Corporation, as parent holding company for The Northern Trust Company, as trustee of the Kellogg Trust, shares voting and investment power with respect to the 51,351,169 shares owned by the Kellogg Trust, which shares are reflected in Northern Trust Corporation’s totals above. Each of Mr. Cahillane, Ms. Montgomery Tabron and Mr. Tsoumas disclaims beneficial ownership over Kellanova stock owned by the Kellogg Trust. The remaining shares not owned by the Kellogg Trust that are disclosed in the table above represent shares beneficially owned by Northern Trust Corporation and The Northern Trust Company unrelated to the Kellogg Trust.
(3)Information based on a Schedule 13G/A filed with the SEC on February 13, 2024 and as updated by a Form 13F filed by The Vanguard Group with respect to the period ended December 31, 2024. According to a Schedule 13G/A filed with the SEC on February 13, 2024, The Vanguard Group has sole voting power for 0 shares, shared voting power for 345,062 shares, sole investment power for 30,969,415 shares and shared investment power for 1,180,916 shares. In the Form 13F, The Vanguard Group reported holding 32,435,744 shares, and having sole voting power over 610 shares and shared voting power over 326,211 shares.
(4)According to a Schedule 13G/A filed with the SEC on February 6, 2025, BlackRock, Inc. has sole voting power for 24,634,190 shares and sole investment power for 26,379,045 shares.
(5)According to a Schedule 13D/A filed with the SEC on August 20, 2024, Gordon Gund has sole voting power for 19,546,089 shares, shared voting power for 191,869 shares, sole investment power for 0 shares and shared investment power for 191,869 shares. The shares over which Gordon Gund has sole voting power are held by various trusts for the benefit of certain members of the Gund family, as to which shares Gordon Gund disclaims beneficial ownership.
(6)According to a Schedule 13G/A filed with the SEC on January 8, 2024, KeyCorp, as trustee for certain Gund family trusts, including the trusts discussed under (4) above, as well as other trusts, has sole voting power for 70,955 shares, shared voting power for 5,417 shares, sole investment power for 19,994,948 shares and shared investment power for 29,964 shares.

Officer and Director Stock Ownership
The following table shows the number of shares of Kellanova common stock beneficially owned as of February 13, 2025, by each Director, each executive officer named in the Summary Compensation Table and all Directors and executive officers as a group.

Name	Shares(1)	Options(2)	Deferred Stock Units(3)	Total Beneficial Ownership(4)	Percent of Class on February 13, 2025
Non-NEO Directors
Stephanie Burns	32,419	—	12,118	44,536	*
Carter Cast	22,083	—	—	22,083	*
Rod Gillum	17,032	—	7,356	24,387	*
Zack Gund(5)	1,482,345	—	21,629	1,503,973	*
Donald Knauss	58,275	—	—	58,275	*
Mary Laschinger	37,417	—	20,636	58,053	*
Erica Mann	17,009	—	—	17,009	*
La June Montgomery Tabron(6)	32,419	—	—	32,419	*
Mike Schlotman	12,176	—	—	12,176	*
Carolyn Tastad	26,546	—	—	26,546	*
Named Executive Officers
Steve Cahillane(6)	569,661	1,155,697	15,010	1,740,367	*
Amit Banati	174,432	277,774	—	452,206	*
Nicolas Amaya	50,299	78,352	—	128,651	*
David Lawlor	92,973	136,447	—	229,420	*
Shumit Kapoor	65,846	29,542		95,388
All Directors and executive officers as a group 22 persons)(7)	2,992,015	2,171,411	76,747	5,240,173	1.5
*Less than 1%.
(1)Represents the number of shares beneficially owned, excluding shares which may be acquired through exercise of stock options and units held under our deferred compensation plans. Includes (i) restricted stock units that vested within 60 days of February 13, 2025; and (ii) the following number of shares held in Kellanova’s Grantor Trust for Directors and Executives related to the annual grants of deferred shares for Non-Employee Directors, which shares are subject to restrictions on voting and investment: Dr. Burns, 32,419 shares; Mr. Cast, 22,083 shares; Mr. Gillum, 17,032 shares; Mr. Zack Gund, 29,849 shares; Mr. Knauss, 58,190 shares; Ms. Laschinger, 37,417 shares; Ms. Mann, 17,009 shares; Ms. Montgomery Tabron, 32,419 shares; Mr. Schlotman 11,676 shares; Ms. Tastad 26,546 shares; and all Directors as a group, 284,638 shares.
(2)Represents options that were exercisable on February 13, 2025, and options that become exercisable within 60 days of February 13, 2025.
(3)Represents the number of common stock units held under our deferred compensation plans as of February 13, 2025. For additional information, refer to “2024 Director Compensation and Benefits — Elective Deferral” and “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans — Discontinued / Frozen Plans — Executive Deferral Program” for a description of these plans.
(4)None of the shares listed have been pledged as collateral.
(5)Includes: (i) 34,296 shares held by a trust for the benefit of Mr. Gund and certain members of his family, of which Mr. Gund is one of several trustees; (ii) 9,200 shares held by a limited liability company that is owned by a trust for the benefit of certain members of Mr. Gund’s family, of which a family member of Mr. Gund’s is the trustee of the trust and Mr. Gund is the manager of the limited liability company; and (iii) 1,409,000 shares held in family partnerships, the partners of which include a trust for the benefit of Mr. Gund and he serves as a manager of these partnerships. As a result of these relationships, Mr. Gund may have voting and dispositive power over all such shares. Mr. Gund disclaims beneficial ownership of these shares except to the extent of his pecuniary interest.
(6)Does not include shares owned by the Kellogg Trust, as to which Mr. Cahillane and Ms. Montgomery Tabron, as trustees of the Kellogg Trust as of the date of this table disclaim beneficial ownership, or shares as to which the Kellogg Trust or the Kellogg Foundation have a current beneficial interest.
(7)Includes 34,296 shares held by a trust for the benefit of the applicable Director and certain family members, of which the applicable Director disclaims beneficial ownership except to the extent of the applicable Director’s pecuniary interest; 9,200 shares held by a limited liability company that is owned by a trust for the benefit of certain family members of the applicable Director, of which the applicable Director disclaims beneficial ownership except to the extent of the applicable Director’s pecuniary interest; 1,409,000 shares held in family partnerships, of which the applicable Director disclaims beneficial ownership except to the extent of the applicable Director’s pecuniary interest; 359,249 shares held jointly with spouse, of which the applicable executive director and his wife share voting and investment power; 111,796 options held by the officer's spouse and child; 1,224 shares held in our Savings & Investment Plans; and 4,236 shares held through a trust in which the officer or a family member are a beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
The Board has adopted a written policy relating to the N&G Committee’s review and approval of transactions with related persons that are required to be disclosed pursuant to SEC regulations, which are commonly referred to as “related person transactions.” A “related person” is defined under the applicable SEC regulation and includes our Directors, executive officers and 5% or more beneficial owners of our common stock. The Secretary administers procedures adopted by the Board with respect to related person transactions and the N&G Committee reviews and approves all such transactions. At times, it may be advisable to initiate a transaction before the N&G Committee has evaluated it or a transaction may begin before discovery of a related person’s participation. In such instances, management consults with the Chair of the N&G Committee to determine the appropriate course of action. Approval of a related person transaction requires the affirmative vote of the majority of disinterested Directors on the N&G Committee. In approving any related person transaction, the N&G Committee must determine that the transaction is fair and reasonable to Kellanova. The N&G Committee periodically reports on its activities to the Board. The written policy relating to the N&G Committee’s review and approval of related person transactions is available on our website under the “Investor Relations” tab, at the “Sustainability & Governance” link.
There were no related person transactions since December 31, 2023 that require reporting under Item 404(a) of Regulation S-K.
Director Independence
The Board has determined, in its business judgment, that all of our Directors who served during the 2024 fiscal year and who serve on the Board currently (other than Mr. Cahillane) are independent based on the following standards, which are consistent with the applicable listing standards of the NYSE: (a) no entity (other than a charitable entity) of which such a Director is an employee in any position or any immediate family member (as defined) is an executive officer, made payments to, or received payments from, Kellanova and its subsidiaries in any of the 2024, 2023, or 2022 fiscal years in excess of the greater of (1) $1,000,000 or (2) two percent of that entity’s annual consolidated gross revenues; (b) no such Director, or any immediate family member employed as an executive officer of Kellanova or its subsidiaries, received in any twelve month period within the last three years more than $120,000 per year in direct compensation from Kellanova or its subsidiaries, other than Director and Committee fees and pension or other forms of deferred compensation for prior service not contingent in any way on continued service; (c) Kellanova did not employ such Director in any position, or any immediate family member as an executive officer, during the past three years; (d) no such Director was a current partner or employee of a firm that is Kellanova’s internal or external auditor (“Auditor”), no immediate family member of such Director was a current partner of the Auditor or an employee of the Auditor who personally worked on our audit, and no Director or immediate family member of such Director was during the past three years a partner or employee of the Auditor and personally worked on our audit within that time; (e) no such Director or immediate family member served as an executive officer of another company during the past three years at the same time as a current executive officer of Kellanova served on the compensation committee of such company; and (f) no other material relationship exists between any such Director and Kellanova or our subsidiaries.
The Board also considers from time to time commercial ordinary-course transactions as it assesses independence status. The Board has concluded that these transactions did not impair Director independence for a variety of reasons including that the amounts in question were considerably under the thresholds set forth in our independence standards and the relationships were not deemed material.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
Audit Fees. The aggregate amount of fees billed to Kellanova by PricewaterhouseCoopers LLP for professional services rendered for the annual audit of our consolidated financial statements, statutory audits and for reviews of our financial statements included in our Quarterly Reports on Form 10-Q was approximately $10.5 million in 2024 and $11.2 million in 2023.
Audit-Related Fees. The aggregate amount of fees billed to Kellanova by PricewaterhouseCoopers LLP for assistance and related services reasonably related to the performance of the annual audit of our consolidated financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-Q was approximately $0.3 million in 2024 and $4.4 million in 2023. This assistance and related services included work related to the separation of the Company's North American cereal business, including, carve-out audit work, and consultation on the accounting or disclosure treatment of transactions or events and employee benefit plan audits.
Tax Fees. The aggregate amount of fees billed to Kellanova by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, tax advice, and tax planning was approximately $3.9 million in 2024 and $5.6 million in 2023. These tax compliance, tax advice and tax planning services generally consisted of U.S., federal, state, local and international tax planning, compliance and advice, including tax planning work in connection with the separation of the Company's North American cereal business, with approximately $1.7 million being spent for tax compliance in 2024 and $1.2 million spent for tax compliance in 2023.
All Other Fees. The aggregate amount of all other fees billed to Kellanova by PricewaterhouseCoopers LLP for services rendered, and which were not included in “Audit Fees,” “Audit-Related Fees,” or “Tax Fees” above, was $0.0 million in 2024 and $0.0 million in 2023.

Preapproval Policies and Procedures
The Audit Committee charter and policies and procedures adopted by the Audit Committee provide that the Audit Committee shall pre-approve all audit, internal control-related and all permitted non-audit engagements and services (including the fees thereof) by the independent registered public accounting firm (and their affiliates) and shall disclose such services in our SEC filings to the extent required. Under the policies and procedures adopted by the Audit Committee, the Audit Committee pre-approves detailed and specifically described categories of services which are expected to be conducted over the subsequent twelve months or a longer specified period, except for the services and engagements which the Chair has been authorized to pre-approve or approve. The Chair of the Audit Committee has been delegated the authority to pre-approve or approve up to $500,000 of such engagements and services, but shall report such approvals at the next full Audit Committee meeting. Such policies and procedures do not include delegation of the Audit Committee’s responsibilities to Kellanova management.
All of the services described above for 2024 and 2023 were pre-approved by the Audit Committee and/or the Committee Chair before PricewaterhouseCoopers LLP was engaged to render the services.

Exhibit No.	Description
2.01	Separation and Distribution Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 2, 2023, Commission file number 1-4171.
2.02	Agreement and Plan of Merger, dated as of August 13, 2024, by and among Kellanova, Acquiror 10VB8, LLC and Merger Sub 10VB8, LLC and, solely for the limited purpose specified therein, Mars, Incorporated, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 14, 2024, Commission file number 1-4171.**
3.01	Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 2, 2023, Commission file number 1-4171.
3.02	Bylaws of Kellanova, as incorporated by reference to Exhibit 3.02 to our Annual Report on Form 10-K dated February 20, 2024, Commission file number 1-4171.
3.03	Certificate of Amendment to the Restated Certificate of Incorporation of Kellanova, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed May 1, 2024, Commission file number 1-4171.
4.01	Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.
4.02	Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.
4.03	Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.
4.04	Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.
4.05	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.
4.06	Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.
4.07	Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2021 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.
4.08	Officers’ Certificate of Kellogg Company (with form of 0.500% Senior Notes due 2029), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 20, 2021, Commission file number 1-4171.
4.09	Description of Equity Securities.#
4.10	Description of Debt Securities.#
4.11	Officers’ Certificate of Kellogg Company (with form of 2.100% Senior Notes due 2030), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated June 1, 2020, Commission file number 1-4171.
4.12	Officers' Certificate of Kellogg Company (with form of 5.250% Senior Notes due 2033), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 1, 2023, Commission file number 1-4171.
4.13	Indenture, dated May 6, 2024, between Kellanova and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement, Commission on Form S-3 (File No. 333-279131), Commission file number 1-4171.

Exhibit No.	Description
4.14	Officer’s Certificate of Kellanova (with form of 5.750% Senior Notes due 2054), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 16, 2024, Commission file number 1-4171.
4.15	Officer’s Certificate of Kellanova (with form of 3.750% Senior Notes due 2034) (incorporated herein by reference to Exhibit 4.2 to Kellanova’s Registration Statement on Form 8-A filed May 16, 2024).
10.01	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*
10.02	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
10.03	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*
10.04	Kellanova 2002 Employee Stock Purchase Plan, effective as of January 1, 2021, incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on February 20, 2024.*
10.05	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
10.06	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*
10.07	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*
10.08	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*
10.09	Five-Year Credit Agreement dated as of December 21, 2021 with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., Barclays Bank PLC, BOFA Securities, INC., Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC, as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, and Morgan Stanley MUFG Loan Partners, LLC as Co-Syndication agents and the lenders named therein, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated December 23, 2021, Commission file number 1-4171.
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*
10.11	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*
10.14	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*
10.15	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*
10.16	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*
10.17	Amendment Number 1 to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*
10.18	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*

Exhibit No.	Description
10.19	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*
10.20	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*
10.21	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*
10.22	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*
10.23	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*
10.24	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*
10.25	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 23, 2021, Commission file number 1-4171.*
10.26	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*
10.27	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*
10.28	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 26, 2019, Commission file number 1-4171.*
10.29	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 25, 2020, Commission file number 1-4171.*
10.30	2022-2024 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*
10.31	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2022, Commission file number 1-4171.*
10.32	Kellanova 2022 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on February 20, 2024.*
10.33	Kellanova Aircraft Policy, incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed on February 20, 2024.*
10.34	Agreement, dated October 21, 2020, between Gollek Servicios, S.C. and Victor Hugo Marroquin, incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on February 20, 2024.*
10.35	2023-2025 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*
10.36	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2023, Commission file number 1-4171.*
10.37	Amendment to the Amended and Restated Kellogg Company 2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, Commission file number 1-4171.*
10.38	Employee Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.*
10.39	Supply Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.40	Master Ownership and License Agreement Regarding Patents, Trade Secrets and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.41	Master Ownership and License Agreement Regarding Trademarks and Certain Related Intellectual Property, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.

Exhibit No.	Description
10.42	Tax Matters Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.43	Transition Services Agreement, dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed October 2, 2023, Commission file number 1-4171.
10.44	2024-2026 Performance Stock Unit Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.
10.45	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 22, 2024, Commission file number 1-4171.
10.46	Amendment to Supply Agreement dated as of September 29, 2023, between Kellanova and WK Kellogg Co, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed August 1, 2024, Commission file number 1-4171.
10.47	364-Day Credit Agreement, dated as of December 11, 2024, with Bank of America, N.A., as Administrative Agent, Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A., Mizuho Bank Ltd. and Sumitomo Mitsui Banking Corporation as Co-Syndication Agents, and BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A., Coöperatieve Rabobank U.A., New York Branch, ING Bank N.V., Dublin Branch, JPMorgan Chase Bank, N.A., Mizuho Bank Ltd., and Sumitomo Mitsui Banking Corporation as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 12, 2024, Commission file number 1-4171.
10.48	Amended and Restated Kellanova Severance Benefit Plan dated October 1, 2024, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed October 31, 2024, Commission file number 1-4171.*
10.49	Amendment to the Kellanova 2002 Employee Stock Purchase Plan dated July 31, 2024, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed October 31, 2024, Commission file number 1-4171.*
10.50	Agreement of Termination, Fulfillment, and Settlement of the Private Agreement between Gollek Servicios, S.C. and Victor Marroquin.*#
10.51	Kellanova Excise Tax Gross-Up Plan and Form of Participation Agreement.*#
10.52	Kellanova Form of Mitigation Plan.*#
19.1	Kellanova Insider Trading Policy.#
97	Kellanova Clawback Policy, incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K filed on February 20, 2024
21.01	Domestic and Foreign Subsidiaries of Kellanova.#
23.01	Consent of Independent Registered Public Accounting Firm.#
24.01	Powers of Attorney authorizing Todd W. Haigh to execute our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, on behalf of the Board of Directors, and each of them.#
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.†
31.2	Rule 13a-14(a)/15d-14(a) Certification by Amit Banati.†
32.1	Section 1350 Certification by Steven A. Cahillane.†
32.2	Section 1350 Certification by Amit Banati.†
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	A management contract or compensatory plan required to be filed with this Report.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Previously filed with Original Form 10-K.
†	Filed herewith.
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
Date: March 7, 2025