Form 10-Q
period 2025-03-29
KELLANOVA
filed 2025-05-01
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
Yes  ☐    No  ☒
Common Stock outstanding as of March 29, 2025 — 346,939,074 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	March 29, 2025	December 28, 2024
Current assets
Cash and cash equivalents	$330	$694
Accounts receivable, net	1,572	1,522
Inventories	1,223	1,165
Other current assets	349	373
Total current assets	3,474	3,754
Property, net	3,345	3,234
Operating lease right-of-use assets	606	601
Goodwill	5,020	5,003
Other intangibles, net	1,774	1,760
Investments in unconsolidated entities	103	99
Other assets	1,152	1,177
Total assets	$15,474	$15,628
Current liabilities
Current maturities of long-term debt	$4	$632
Notes payable	586	113
Accounts payable	2,129	2,236
Current operating lease liabilities	141	134
Accrued advertising and promotion	572	611
Accrued salaries and wages	185	259
Other current liabilities	724	675
Total current liabilities	4,341	4,660
Long-term debt	5,027	4,998
Operating lease liabilities	462	465
Deferred income taxes	579	541
Pension liability	580	599
Other liabilities	460	483
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,005	1,121
Retained earnings	9,497	9,358
Treasury stock, at cost	(4,425)	(4,533)
Accumulated other comprehensive income (loss)	(2,267)	(2,276)
Total Kellanova equity	3,915	3,775
Noncontrolling interests	110	107
Total equity	4,025	3,882
Total liabilities and equity	$15,474	$15,628
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended
	March 29, 2025	March 30, 2024
Net sales	$3,083	$3,200
Cost of goods sold	2,024	2,169
Selling, general and administrative expense	629	638
Operating profit	430	393
Interest expense	63	83
Other income (expense), net	11	43
Income before income taxes	378	353
Income taxes	73	82
Earnings (loss) from unconsolidated entities	3	—
Net income (loss)	308	271
Net income (loss) attributable to noncontrolling interests	4	4
Net income attributable to Kellanova	$304	$267
Per share amounts:
Basic earnings	$0.88	$0.78
Diluted earnings	$0.87	$0.78
Average shares outstanding:
Basic	346	341
Diluted	349	344
Actual shares outstanding at period end	347	342
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended
	March 29, 2025
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$308
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$81	$—	81
Net investment hedges:
Net investment hedges gain (loss)	(97)	24	(73)
Cash flow hedges:
Reclassification to net income	(1)	—	(1)
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	1	—	1
Other comprehensive income (loss)	$(16)	$24	$8
Comprehensive income			$316
Net Income attributable to noncontrolling interests			4
Other comprehensive income (loss) attributable to noncontrolling interests			(1)
Comprehensive income attributable to Kellanova			$313

	Quarter ended
	March 30, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$271
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(272)	$—	(272)
Net investment hedges:
Net investment hedges gain (loss)	71	(18)	53
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	22	(6)	16
Reclassification to net income	2	—	2
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	1	—	1
Other comprehensive income (loss)	$(176)	$(24)	$(200)
Comprehensive income			$71
Net Income attributable to noncontrolling interests			4
Other comprehensive income (loss) attributable to noncontrolling interests			(70)
Comprehensive income attributable to Kellanova			$137
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended March 29, 2025
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 28, 2024	421	$105	$1,121	$9,358	76	$(4,533)	$(2,276)	$3,775	$107	$3,882
Net income				304				304	4	308
Dividends declared ($0.57 per share)				(197)				(197)		(197)
Other comprehensive income (loss)							9	9	(1)	8
Stock compensation			22					22		22
Stock options exercised, issuance of other stock awards and other			(138)	32	(1)	108		2		2
Balance, March 29, 2025	421	$105	$1,005	$9,497	75	$(4,425)	$(2,267)	$3,915	$110	$4,025

	Quarter ended March 30, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Net income				267				267	4	271
Dividends declared ($0.56 per share)				(191)				(191)		(191)
Distributions to noncontrolling interest								—	(2)	(2)
Other comprehensive income (loss)							(130)	(130)	(70)	(200)
Stock compensation			21					21		21
Stock options exercised, issuance of other stock awards and other			(59)	(2)	(1)	71		10		10
Balance, March 30, 2024	421	$105	$1,063	$8,878	80	$(4,723)	$(2,171)	$3,152	$126	$3,278

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Quarter ended
	March 29, 2025	March 30, 2024
Operating activities
Net income	$308	$271
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	92	86
Impairment of property	—	60
Postretirement benefit plan expense (benefit)	(6)	(18)
Deferred income taxes	68	29
Stock compensation	22	21
Other	(23)	36
Postretirement benefit plan distributions	—	175
Postretirement benefit plan contributions	(12)	(22)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	16	(173)
Inventories	(46)	(4)
Accounts payable	(106)	(14)
All other current assets and liabilities	(197)	(83)
Net cash provided by (used in) operating activities	116	364
Investing activities
Additions to properties	(176)	(155)
Purchases of marketable securities	(72)	(175)
Sales of marketable securities	84	—
Settlement of net investment hedges	—	(7)
Other	12	4
Net cash provided by (used in) investing activities	(152)	(333)
Financing activities
Net issuances (reductions) of notes payable	474	115
Reductions of long-term debt	(631)	(2)
Net issuances of common stock	42	23
Cash dividends	(197)	(191)
Other	(1)	(3)
Net cash provided by (used in) financing activities	(313)	(58)
Effect of exchange rate changes on cash and cash equivalents	(15)	(5)
Increase (decrease) in cash and cash equivalents	(364)	(32)
Cash and cash equivalents at beginning of period	694	274
Cash and cash equivalents at end of period	$330	$242

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$116	$88
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the quarter ended March 29, 2025 (unaudited)
NOTE 1 ACCOUNTING POLICIES
Basis of presentation
The unaudited interim financial information of Kellanova (the Company), included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2024 Annual Report on Form 10-K.
The balance sheet information at December 28, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter ended March 29, 2025 are not necessarily indicative of the results to be expected for other interim periods or the full year.
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

The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of March 29, 2025, $758 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28, 2024, $855 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Accounting standards to be adopted in future periods
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. It will take effect for public entities fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact of any incremental disclosures required by this ASU and will adopt for year-end 2025.
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
NOTE 2 SEPARATION TRANSACTION
During the fourth quarter of 2023, the Company completed the separation of its North America cereal business resulting in two independent companies, Kellanova and WK Kellogg Co ("WKKC").
In connection with the separation, WKKC entered into several agreements with Kellanova that govern the relationship of the parties following the spin-off including a Separation and Distribution Agreement, a Manufacturing and Supply Agreement (“Supply Agreement”), a Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement (“TSA”), and various lease agreements.
Pursuant to the TSA, both Kellanova and WKKC agreed to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for up to 2 years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. Kellanova recorded approximately $14 million of cost reimbursements related to the TSA for the quarter ended March 29, 2025, of which $6 million  is recognized in cost of goods sold (COGS) and $8 million in selling, general, and administrative expense (SGA) in the Consolidated Statement of Income. For the quarter ended March 30, 2024, cost reimbursements related to the TSA were $47 million, of which $33 million is recognized in COGS and $14 million in SGA in the Consolidated Statement of Income. These reimbursements are a direct offset within the Consolidated Statement of Income to the costs incurred related to providing services under the TSA.
Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to 3 years following the spin-off. During the quarter ended March 29, 2025, the Company recognized net sales to WKKC and related cost of sales of $8 million and $7 million, respectively. Net sales to WKKC of $15 million and related cost of sales of $13 million were recognized during the quarter ended March 30, 2024.
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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 29, 2025 and December 28, 2024 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $729 million and $653 million remained outstanding under these arrangements as of March 29, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $10 million and $11 million for the quarters ended March 29, 2025 and March 30, 2024. The recorded loss is included in Other income and expense (OIE).
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $5 million and $15 million remained outstanding under these programs as of March 29, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in OIE and is not material.
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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is substantially complete as of the quarter ended March 29, 2025. The overall project is expected to result in cumulative pretax charges of approximately $70 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $50 million. Charges incurred related to this restructuring program were less than $1 million during the quarter ended March 29, 2025 and $31 million during the quarter ended March 30, 2024. These charges primarily related to severance costs and asset impairment and were recorded in COGS.
In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $6 million and $70 million during the quarters ended March 29, 2025 and March 30, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

The tables below provide the details for charges incurred during the quarters ended March 29, 2025 and March 30, 2024.

	Quarter ended		Program costs to date
(millions)	March 29, 2025	March 30, 2024	March 29, 2025
Employee related costs	$3	$37	$48
Asset related costs	—	4	23
Asset impairment	—	60	60
Other costs	3	—	18
Total	$6	$101	$149

	Quarter ended		Program costs to date
(millions)	March 29, 2025	March 30, 2024	March 29, 2025
North America	$—	$31	$65
Europe	6	70	84
Total	$6	101	$149
All other restructuring projects were immaterial within the periods presented.
At March 29, 2025, total project reserves were $42 million for the European reorganization and immaterial for the North American reorganization. The reserves are related to severance payments and other costs of which a substantial portion will not be paid during the current year. The following table provides details for exit cost reserves related to the European reorganization described above.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 30, 2024	$37	$—	$—	$—	$37
2025 restructuring charges	3	—	—	3	6
Cash payments	—	—	—	(3)	(3)
Non-cash charges and other	2	—	—	—	2
Liability as of March 29, 2025	$42	$—	$—	$—	$42
NOTE 5 EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. There were no anti-dilutive potential common shares excluded from the calculation for the quarter ended March 29, 2025 and approximately 6 million excluded for the quarter ended March 30, 2024, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended March 29, 2025 and March 30, 2024.

Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. During the quarters ended March 29, 2025 and March 30, 2024, the Company did not repurchase any shares of common stock.
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
Accumulated other comprehensive income (loss), net of tax, as of March 29, 2025 and December 28, 2024 consisted of the following:

(millions)	March 29, 2025	December 28, 2024
Foreign currency translation adjustments	$(2,639)	$(2,721)
Net investment hedges gain (loss)	245	318
Cash flow hedges — net deferred gain (loss)	173	174
Postretirement and postemployment benefits:
Net experience gain (loss)	(4)	(4)
Prior service credit (cost)	(42)	(43)
Total accumulated other comprehensive income (loss)	$(2,267)	$(2,276)
NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT
The following table presents the components of Notes payable at March 29, 2025 and December 28, 2024:

	March 29, 2025		December 28, 2024
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$459	4.62%	$—	—%
Bank borrowings	127		113
Total	$586		$113
In March 2025, the Company repaid its €600 million ten-year 1.250% Euro Notes due 2025 with U.S. commercial paper and cash flow from operations.
NOTE 7 EMPLOYEE BENEFITS
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2024 Annual Report on Form 10-K. Components of Company benefit plan (income) expense for the periods presented are included in the tables below. Excluding the service cost component, these amounts are included within Other income (expense) in the Consolidated Statement of Income.

Pension

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Service cost	$4	$4
Interest cost	35	35
Expected return on plan assets	(40)	(41)
Amortization of unrecognized prior service cost	2	2
Total pension (income) expense	$1	$—
Other nonpension postretirement

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Service cost	$—	$1
Interest cost	3	4
Expected return on plan assets	(9)	(9)
Amortization of unrecognized prior service cost	(1)	(1)
Recognized net (gain) loss	—	(13)
Total postretirement benefit (income) expense	$(7)	$(18)
The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and the Company's investment in marketable securities is included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of March 29, 2025. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

For the quarter ended March 30, 2024, the Company recognized a gain of $13 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of the transfer of assets noted above. The remeasurements recognized were due primarily to the increase in discount rates versus the prior year-end and higher than expected return on plan assets.
Postemployment benefit plan expense for the quarters ended March 29, 2025 and March 30, 2024 were not material.

Exclusive of the negative contribution discussed above, Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 29, 2025	$12	$—	$12
March 30, 2024	$19	$3	$22
Full year:
Fiscal year 2025 (projected)	$183	$4	$187
Fiscal year 2024 (actual)	$51	$3	$54
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
NOTE 8 INCOME TAXES
The consolidated effective tax rate for the quarters ended March 29, 2025 and March 30, 2024 was 19% and 23%, respectively. The decrease in the consolidated effective tax rate from the prior year quarter is due primarily to higher windfall benefit related to vesting of stock-based compensation versus the prior year quarter.
The Company’s total gross unrecognized tax benefits as of March 29, 2025 was $33 million. Of this balance, $29 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

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

Total notional amounts of the Company’s derivative instruments as of March 29, 2025 and December 28, 2024 were as follows:

(millions)	March 29, 2025	December 28, 2024
Foreign currency exchange contracts	$3,569	$3,243
Cross-currency contracts	2,030	2,030
Interest rate contracts	1,050	1,050
Commodity contracts	196	285
Total	$6,845	$6,608
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 29, 2025 and December 28, 2024, measured on a recurring basis.
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
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any Level 3 financial assets or liabilities as of March 29, 2025 or December 28, 2024.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 29, 2025 and December 28, 2024:
Derivatives designated as hedging instruments

	March 29, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$14	$14	$—	$47	$47
Other assets	—	15	15	—	51	51
Total assets	$—	$29	$29	$—	$98	$98
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(13)	$(13)	$—	$(2)	$(2)
Other liabilities	—	(2)	(2)	—	(9)	(9)
Interest rate contracts(a):
Other current liabilities	—	—	—	—	—	—
Other liabilities	—	(32)	(32)	—	(41)	(41)
Total liabilities	$—	$(47)	$(47)	$—	$(52)	$(52)
(a) The fair value of the related hedged portion of the Company's long-term debt, a Level 2 liability, was $0.4 billion as of March 29, 2025 and December 28, 2024.

Derivatives not designated as hedging instruments

	March 29, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$54	$54	$—	$65	$65
Other assets	—	4	4	—	2	2
Interest rate contracts:
Other current assets	—	6	6	—	6	6
Other assets	—	—	—	—	1	1
Commodity contracts:
Other current assets	7	—	7	4	—	4
Total assets	$7	$64	$71	$4	$74	$78
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(24)	$(24)	$—	$(33)	$(33)
Other liabilities	—	(3)	(3)	—	(1)	(1)
Interest rate contracts:
Other current liabilities	—	(8)	(8)	—	(8)	(8)
Other liabilities	—	—	—	—	(1)	(1)
Commodity contracts:
Other current liabilities	(1)	—	(1)	(7)	—	(7)
Total liabilities	$(1)	$(35)	$(36)	$(7)	$(43)	$(50)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $0.6 billion and $1.2 billion as of March 29, 2025 and December 28, 2024, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of March 29, 2025 and December 28, 2024.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		March 29, 2025	December 28, 2024	March 29, 2025	December 28, 2024
Interest rate contracts	Current maturities of long-term debt	$—	$627	$—	$1
Interest rate contracts	Long-term debt	$1,014	$1,005	$(34)	$(43)
(a) The fair value adjustment related to current maturities of long-term debt includes $1 million from discontinued hedging relationships as of December 28, 2024. The fair value adjustment related to long-term debt includes $(1) million from discontinued hedging relationships as of March 29, 2025 and December 28, 2024, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of March 29, 2025 and December 28, 2024 would be adjusted as detailed in the following table:

As of March 29, 2025:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$100	$(61)	$39	$78
Total liability derivatives	$(83)	$61	$22	$—

As of December 28, 2024:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$176	$(88)	$61	$149
Total liability derivatives	$(102)	$88	$14	$—

During the quarter ended March 30, 2024, the Company settled certain cross currency swaps resulting in a net realized loss of approximately $7 million. These cross currency swaps were accounted for as net investment hedges and the related net gain (loss) was recorded in accumulated other comprehensive income.
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 29, 2025 and March 30, 2024 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Foreign currency denominated long-term debt	$(24)	$37	$—	$—
Cross-currency contracts	(73)	34	11	8	Interest expense
Total	$(97)	$71	$11	$8
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		March 29, 2025	March 30, 2024
Foreign currency exchange contracts	COGS	$(17)	$(1)
Foreign currency exchange contracts	Other income (expense), net	6	4
Foreign currency exchange contracts	SG&A	13	9
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	14	(17)
Total		$17	$(5)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended March 29, 2025 and March 30, 2024:

	March 29, 2025	March 30, 2024
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$63	$83
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(8)	1
Derivatives designated as hedging instruments	8	1

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	1	(2)

During the next 12 months, the Company expects $8 million of net deferred gains reported in AOCI at March 29, 2025 to be reclassified to income, assuming market rates remain constant through contract maturities.
Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position when the value exceeds certain thresholds with each counterparty. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. The collateral posting requirements as of March 29, 2025, triggered by threshold contingent features was not material.
Other fair value measurements
Fair value measurements on a nonrecurring basis
During the quarter ended March 30, 2024, the Company announced the reconfiguration of the North America frozen supply chain network and the reconfiguration of the European cereal supply chain network. The North America frozen supply chain actions have since been fully implemented, while the European cereal supply chain program remains in process. As part of these programs, the Company is consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities. See Note 4 for more information regarding these restructuring programs.
During the quarter ended March 30, 2024, long-lived assets of $62 million related to a frozen foods manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of approximately $41 million resulting in an impairment charge of $21 million recorded in COGS.
During the quarter ended March 30, 2024, long-lived assets of $99 million related to a cereal manufacturing facility in the Company's Europe reportable segment, were written down to an estimated fair value of $60 million resulting in an impairment charge of $39 million recorded in COGS.
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
During the quarter ended March 29, 2025, the Company recorded gross sales of marketable securities of approximately $84 million and gross purchases of marketable securities of approximately $72 million. The portfolio's fair value was approximately $129 million as of March 29, 2025. The classification of these marketable securities as current or noncurrent depends on our intended holding period and the securities are measured at Level 1 quoted market prices.
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are Level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of March 29, 2025 and December 28, 2024. Additionally, these investments were recorded within Other assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are Level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $5.0 billion as of March 29, 2025. The fair value and carrying value of the Company's long-term debt was $4.9 billion and $5.0 billion, respectively, as of December 28, 2024.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company, net of collateral already received from those counterparties. As of March 29, 2025, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of March 29, 2025, the Company posted $57 million related to reciprocal collateralization agreements. As of March 29, 2025, the Company posted $4 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
NOTE 10 REPORTABLE SEGMENTS
Kellanova is the world's second largest producer of crackers and a leading producer of cereal, savory snacks, and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods and noodles. Kellanova products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, France, Nigeria, Canada, Mexico, and Australia.
The Company manages its operations through four operating segments that are based on geographic location – North America which includes U.S. businesses and Canada; Europe which consists of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments. Each reportable segment derives its revenues primarily from the production and distribution of a mix of food products including snacks, cereal, frozen foods, noodles and other foods. Corporate includes corporate administration and initiatives as well as share-based compensation.
The Chairman and Chief Executive Officer is the Chief Operating Decision Maker (CODM) of the Company. The CODM uses operating profit as the reportable segment profitability measure to assess performance and allocate resources. This measure is utilized during our budgeting and forecasting process to assess profitability and enable decision making regarding strategic initiatives and capital investments across all reportable segments. Reportable segment operating profit is consistent with the presentation of operating profit in the Consolidated Statement of Income. The accounting policies of each reportable segment are consistent with those described in the summary of significant accounting policies in Note 1 included in the Company's 2024 Annual Report on Form 10-K. Inter-segment sales are not included in the segment profitability measure used by the CODM to assess performance of the reportable segments.
Reportable segment results including details of the significant expense categories provided to the CODM for the quarters ended March 29, 2025 and March 30, 2024 were as follows:

Quarter ended March 29, 2025	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$1,619	$579	$266	$620	$(1)	$3,083
Cost of goods sold	1,006	380	185	452	1	2,024
Selling, general, and administrative expense	308	109	62	94	56	629
Operating profit	$305	$90	$19	$74	$(58)	$430

Quarter ended March 30, 2024	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$1,688	$599	$314	$600	$(1)	$3,200
Cost of goods sold	1,055	460	217	427	10	2,169
Selling, general, and administrative expense	298	111	70	98	61	638
Operating profit	$335	$28	$27	$75	$(72)	$393

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company's internationally based reportable segments as shown below.

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Depreciation and amortization
North America (a)	$41	$63
Europe (a)	22	60
Latin America	13	8
AMEA	14	13
Total Reportable Segments	90	144
Corporate	2	2
Consolidated	$92	$146
Interest expense
North America	$—	$2
Europe	9	17
Latin America	1	1
AMEA	5	6
Corporate	48	57
Consolidated	$63	$83
Income taxes
Europe	$11	$4
Latin America	5	7
AMEA	13	14
Corporate & North America	44	57
Consolidated	$73	$82
(a) Quarter ended March 30, 2024, includes asset impairment charges as discussed in Note 10.
Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable segment. The CODM does review additions to property by reportable segment.

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Additions to property
North America	$51	$68
Europe	51	41
Latin America	33	24
AMEA	36	19
Corporate	5	3
Consolidated	$176	$155
Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Snacks	$1,897	$2,015
Cereal	645	687
Frozen	290	290
Noodles and other	251	208
Consolidated	$3,083	$3,200

NOTE 11 SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Balance Sheet
(millions)	March 29, 2025	December 28, 2024
Trade receivables	$1,269	$1,268
Allowance for credit losses	(14)	(17)
Refundable income taxes	63	58
Other receivables	254	213
Accounts receivable, net	$1,572	$1,522
Raw materials and supplies	$311	$303
Finished goods and materials in process	912	862
Inventories	$1,223	$1,165
Intangible assets not subject to amortization	$1,658	$1,651
Intangible assets subject to amortization, net	116	109
Other intangibles, net	$1,774	$1,760

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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market gain of $4 million and $12 million for the quarters ended March 29, 2025 and March 30, 2024, respectively.
Separation costs
The Company successfully completed the separation transaction on October 2, 2023. We incurred pre-tax charges related to the separation of $5 million and $12 million for the quarters ended March 29, 2025 and March 30, 2024, respectively.
Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment of $6 million and $101 million for the quarters ended March 29, 2025 and March 28, 2024, respectively.
Proposed merger costs
In August 2024, the Company entered into the Merger Agreement under which Mars has agreed to acquire Kellanova, subject to customary closing conditions, including the receipt of required regulatory approvals. In conjunction with the agreement, we incurred pre-tax charges, primarily related to legal and consulting costs, of $6 million for the quarter ended March 29, 2025.
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

Financial results
For the quarter ended March 29, 2025, our reported net sales were down 4% versus the prior year as unfavorable foreign currency more than offset the net impact of increased price/mix and lower volume. Organic net sales increased 1% from the prior year excluding foreign currency.
First quarter reported operating profit increased 9% year on year, due primarily to the lapping of last year's network optimization costs, which more than offset unfavorable foreign currency translation and profit margin impacts of higher costs and adverse mix. Currency-neutral adjusted operating profit decreased 11%, after excluding the impact of mark-to-market, costs of the proposed merger, network optimization costs, separation costs, and foreign currency.
Reported diluted EPS of $0.87 for the quarter increased 12% compared to the prior year quarter of $0.78 due primarily to higher operating profit and a lower effective tax rate, partially offset by increased average shares outstanding. Currency-neutral adjusted diluted EPS of $0.93 for the quarter decreased 7.9% from the prior year quarter after excluding mark-to-market, costs of the proposed merger, network optimization costs, separation costs, and foreign currency.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	March 29, 2025	March 30, 2024
Reported net income	$304	$267
Mark-to-market (pre-tax)	4	12
Separation costs (pre-tax)	(5)	(12)
Network optimization (pre-tax)	(6)	(101)
Proposed merger costs (pre-tax)	(6)	—
Income tax impact applicable to adjustments, net*	2	21
Adjusted net income	$316	$347
Foreign currency impact	(9)	—
Currency-neutral adjusted net income	$325	$347
Reported diluted EPS	$0.87	$0.78
Mark-to-market (pre-tax)	0.01	0.03
Separation costs (pre-tax)	(0.02)	(0.04)
Network optimization (pre-tax)	(0.02)	(0.28)
Proposed merger costs (pre-tax)	(0.02)	—
Income tax impact applicable to adjustments, net*	0.01	0.06
Adjusted diluted EPS	$0.90	$1.01
Foreign currency impact	(0.03)	—
Currency-neutral adjusted diluted EPS	$0.93	$1.01
Currency-neutral adjusted diluted EPS growth	(7.9)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2025 versus 2024:

Quarter ended March 29, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$1,619	$579	$266	$620	$—	$3,083
Foreign currency impact	(5)	(9)	(43)	(81)	—	(138)
Organic net sales	$1,623	$589	$309	$701	$—	$3,222

Quarter ended March 30, 2024
(millions)
Reported net sales	$1,688	$599	$314	$600	$(1)	$3,200
Divestiture	—	—	—	—	—	—
Organic net sales	$1,688	$599	$314	$600	$(1)	$3,200

% change - 2025 vs. 2024:
Reported growth	(4.1)%	(3.4)%	(15.2)%	3.3%	n/m	(3.6)%
Foreign currency impact	(0.3)%	(1.6)%	(13.7)%	(13.6)%	n/m	(4.3)%
Currency-neutral growth	(3.8)%	(1.8)%	(1.5)%	16.9%	n/m	0.7%
Divestiture	—%	—%	—%	—%	n/m	—%
Organic growth	(3.8)%	(1.8)%	(1.5)%	16.9%	n/m	0.7%
Volume (tonnage)	(2.9)%	(3.5)%	(6.2)%	(0.3)%	n/m	(2.5)%
Pricing/mix	(0.9)%	1.7%	4.7%	17.2%	n/m	3.2%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended March 29, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$305	$90	$19	$74	$(58)	$430
Mark-to-market	—	—	(4)	—	11	7
Separation costs	(4)	—	—	—	(1)	(5)
Network optimization	—	(6)	—	—	—	(6)
Proposed merger costs	—	—	—	—	(6)	(6)
Adjusted operating profit	$310	$97	$23	$74	$(62)	$441
Foreign currency impact	—	(1)	(4)	(8)	1	(13)
Currency-neutral adjusted operating profit	$310	$98	$27	$82	$(63)	$454

Quarter ended March 30, 2024
(millions)
Reported operating profit	$335	$28	$27	$75	$(72)	$393
Mark-to-market	—	—	2	—	(3)	(1)
Separation costs	(10)	—	—	—	(2)	(12)
Network optimization	(31)	(70)	—	—	—	(101)
Adjusted operating profit	$376	$98	$25	$75	$(66)	$508

% change - 2025 vs. 2024:
Reported growth	(9.0)%	227%	(31.5)%	(1.7)%	19.3%	9.3%
Mark-to-market	—%	—%	(21.5)%	—%	19.6%	2.0%
Separation costs	1.4%	—%	(0.7)%	—%	1.9%	2.0%
Network optimization	7.3%	228%	—%	—%	—%	19.6%
Proposed merger costs	—%	—%	—%	(0.1)%	(8.3)%	(1.1)%
Business and portfolio realignment	—%	—%	0.1%	—%	(0.7)%	(0.1)%
Adjusted growth	(17.7)%	(1.0)%	(9.4)%	(1.6)%	6.8%	(13.1)%
Foreign currency impact	(0.1)%	(1.0)%	(16.7)%	(11.2)%	1.2%	(2.6)%
Currency-neutral adjusted growth	(17.6)%	—%	7.3%	9.6%	5.6%	(10.5)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Net sales for the first quarter decreased 4% from the prior year, both on a reported and organic basis, as volume declined amidst further softening of its snacking and frozen categories.
North America operating profit decreased 9% reflecting primarily the net sales decline and related negative operating leverage, partially offset by lapping network optimization and separation costs from the prior year quarter. Currency-neutral adjusted operating profit decreased 18%, after excluding the impact of network optimization costs, and separation costs.

Net sales % change - first quarter 2025 vs. 2024:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(5.0)%	(0.2)%	(4.8)%	—%	(4.8)%
Frozen	0.3%	(0.4)%	0.7%	—%	0.7%
North America snacks net sales declined 5% for the quarter reflecting softness in snacking categories.
North America frozen net sales were up slightly, and Eggo and MorningStar Farms both gained share in their respective categories.
Europe
Reported net sales decreased 3% in the first quarter due to unfavorable foreign currency and a volume decline amidst soft category demand, partially offset by positive price/mix due to revenue growth management actions. Organic net sales decreased 2% after excluding the impact of foreign currency.
Reported operating profit increased 227% year on year, reflecting the lapping of network optimization costs in the prior year quarter, with productivity and savings otherwise offsetting the impact of lower net sales and increased brand investment. Currency-neutral adjusted operating profit was flat after excluding the impact of network optimization costs and foreign currency.

Net sales % change - first quarter 2025 vs. 2024:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(6.4)%	(1.6)%	(4.8)%	—%	(4.8)%
Cereal	0.2%	(1.5)%	1.7%	—%	1.7%
Snacks net sales decreased on soft category demand and negative foreign currency.
Cereal net sales increased despite unfavorable foreign currency.
Latin America
Reported net sales decreased 15% year on year as significantly unfavorable foreign currency and lower volume related to softened categories, including cookies and powdered drinks in Brazil and cereal in Mexico, partially offset by increased price/mix. Organic net sales decreased 2%, after excluding the impact of foreign currency.

Reported operating profit decreased 32% reflecting significantly unfavorable foreign currency, unfavorable mark-to-market impacts and increased brand investment more than offset the positive impact of productivity and price realization. Currency-neutral adjusted operating profit increased 7% after excluding the impact of mark-to-market, and foreign currency.

Net sales % change - first quarter 2025 vs. 2024:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(8.9)%	(12.5)%	3.6%	—%	3.6%
Cereal	(18.6)%	(14.7)%	(3.9)%	—%	(3.9)%
Snacks net sales decreased due to unfavorable foreign currency and lower volume, notably powdered drinks and cookies in Brazil.
Cereal net sales decreased due to unfavorable foreign currency and lower volume, notably in Mexico.
AMEA
Reported net sales increased 3% year on year, as volume growth and currency-influenced price realization in Nigeria more than offset the impacts of significantly adverse foreign currency translation, principally related to the Nigerian Naira, and a decline in snacks volume in Asia and Australia, related to slowing categories. Organic net sales increased 17% after excluding the impact of foreign currency.
Reported operating profit decreased 2% year on year, as significantly adverse foreign currency more than offset the impact of strong local currency net sales growth. Currency-neutral adjusted operating profit increased 10%, after excluding the impact of foreign currency.

Net sales % change - first quarter 2025 vs. 2024:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(10.1)%	(3.2)%	(6.9)%	—%	(6.9)%
Cereal	(2.1)%	(4.4)%	2.3%	—%	2.3%
Noodles and other	20.4%	(31.8)%	52.2%	—%	52.2%
Snacks net sales decreased due to unfavorable foreign currency and slowing categories in Australia and certain Asian markets despite overall share growth.
Cereal net sales decreased due to unfavorable foreign currency, which more than offset broad-based growth across most of the region, most notably India.
Noodles and other net sales increased due to volume growth and price realization that more than offset unfavorable foreign currency.
Corporate
Reported operating profit increased $14 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts partially offset by costs of the proposed merger. Currency-neutral adjusted operating profit increased $3 million from the prior year after excluding costs of the proposed merger and mark-to-market.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended March 29, 2025 and March 30, 2024 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	March 29, 2025		March 30, 2024		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,059	34.3%	$1,030	32.2%	2.1
Mark-to-market	(9)	(0.3)%	(10)	(0.3)%	—
Separation costs	(2)	(0.1)%	(2)	(0.1)%	—
Network optimization	(6)	(0.2)%	(101)	(3.1)%	2.9
Adjusted	1,076	34.9%	1,143	35.7%	(0.8)
Foreign currency impact	(35)	0.4%	—	—%	0.4
Currency-neutral adjusted	$1,111	34.5%	$1,143	35.7%	(1.2)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the quarter increased 210 basis points versus the prior year due primarily to the lapping of network optimization costs in the prior year quarter. Currency-neutral adjusted gross margin decreased 120 basis points compared to the first quarter of 2024 after eliminating the impact of mark-to-market, network optimization costs, separation costs, and foreign currency.
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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is substantially complete as of the quarter ended March 29, 2025. The overall project is expected to result in cumulative pretax charges of approximately $70 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $50 million. Charges incurred related to this restructuring program were less than $1 million and $31 million during the quarters ended March 29, 2025 and March 30, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $6 million and $70 million during the quarters ended March 29, 2025 and March 30, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

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
Interest expense
For the quarters ended March 29, 2025 and March 30, 2024, interest expense was $63 million and $83 million, respectively. The decrease from the prior year quarter is due primarily to lower average debt outstanding and lower interest rates on commercial paper and floating rate debt versus the prior year.
Income Taxes
Our reported effective tax rate for the quarters ended March 29, 2025 and March 30, 2024 was 19% and 23%, respectively. The decrease in the consolidated effective tax rate from the prior year quarter is due primarily to higher windfall benefit related to vesting of stock-based compensation versus the prior year quarter.
Our adjusted effective tax rate for the quarters ended March 29, 2025 and March 30, 2024 was 19% and 23%, respectively.
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

	Quarter ended
Consolidated results (dollars in millions)	March 29, 2025	March 30, 2024
Reported income taxes	$73	$82
Mark-to-market	1	3
Separation costs	—	(2)
Network Optimization	(2)	(21)
Proposed merger costs	(1)	—
Adjusted income taxes	$74	$103
Reported effective income tax rate	19.2%	23.2%
Mark-to-market	0.1%	0.1%
Separation costs	0.3%	0.1%
Network optimization	(0.1)%	0.4%
Proposed merger costs	(0.1)%	—%
Adjusted effective income tax rate	19.0%	22.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Liquidity and capital resources
We anticipate current cash and marketable security balances, operating cash flows, together with our credit facilities and other financing sources including commercial paper, credit and bond markets, will be adequate to meet our operating, investing and financing needs. We currently have $2.5 billion of ongoing unused revolving credit agreements, including $1.5 billion effective through 2026 and $1.0 billion effective through December 2025, as well as continued access to the commercial paper markets. We are currently in compliance with all debt covenants and do not have material uncertainty about our ability to maintain compliance in future periods.

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
We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate. Supplier payment term modifications did not have a material impact on our cash flows during 2024, and are not expected to have a material impact in 2025.
We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $0.9 billion as of March 29, 2025 and December 28, 2024.
The following table reflects net debt amounts:

(millions)	March 29, 2025	December 28, 2024
Notes payable	$586	$113
Current maturities of long-term debt	4	632
Long-term debt	5,027	4,998
Total debt liabilities	$5,617	$5,743
Less:
Cash and cash equivalents	330	694
Net debt	$5,287	$5,049
The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Net cash provided by (used in):
Operating activities	116	$364
Investing activities	(152)	(333)
Financing activities	(313)	(58)
Effect of exchange rates on cash and cash equivalents	(15)	(5)
Net increase (decrease) in cash and cash equivalents	$(364)	$(32)
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the quarter ended March 29, 2025, totaled $116 million compared to $364 million in the prior year period. The decrease is due primarily to lapping the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024.
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

	Quarter ended
(millions)	March 29, 2025	March 30, 2024
Net cash provided by operating activities	$116	$364
Additions to properties	(176)	(155)
Free cash flow	$(60)	$209
Our non-GAAP measure for free cash flow decreased to $(60) million in the quarter ended March 29, 2025, from $209 million in the prior year. The decrease is due primarily to the lapping of the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024 and by higher capital expenditures.
Investing activities
Our net cash used in investing activities totaled $152 million for the quarter ended March 29, 2025 compared to $333 million in the comparable prior year period due primarily to the purchase of marketable securities in conjunction with the distribution from the postretirement healthcare plan in the prior year quarter partially offset by higher capital expenditures.
Financing activities
Our net cash used in financing activities for the quarter ended March 29, 2025 totaled $313 million compared to cash used of $58 million during the comparable prior year quarter. The year-over-year variance was driven by the repayment of long-term debt partially offset by issuance of commercial paper. In March 2025, the Company repaid its €600 million ten-year 1.250% Euro Notes due 2025 with U.S. commercial paper.
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. As of March 29, 2025, $1.3 billion remains available under the authorization.
The Company did not repurchase shares during the quarters ended March 29, 2025 and March 30, 2024.
We paid cash dividends of $197 million during the quarter ended March 29, 2025, compared to $191 million during the comparable prior year period. the Board of Directors declared a dividend of $.57 per common share, payable on June 13, 2025 to shareholders of record at the close of business on June 2, 2025.
We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of March 29, 2025, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.
Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of March 29, 2025.
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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $729 million and $653 million remained outstanding under this arrangement as of March 29, 2025 and December 28, 2024, respectively.
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
We periodically monitor our supplier payment terms to assess whether our terms are competitive and in line with local market terms. To the extent that such assessment indicates that our supplier payment terms are not aligned with local market terms, we may seek to adjust our terms, including extending or shortening our payment due dates as appropriate, however, we do not expect supplier payment term modifications to have a material impact on our cash flows during 2025.
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

Critical accounting estimates
Goodwill and other intangible assets
We review our operating segment and reporting unit structure annually or as significant changes in the organization occur and assess goodwill impairment risk throughout the year by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our reporting units with goodwill. Similarly, we assess indefinite-life intangible assets impairment risk throughout the year by performing a qualitative review and assessing events and circumstances that could affect the fair value or carrying value of these intangible assets. No interim triggering events requiring further impairment assessments of goodwill or indefinite-life intangibles have been noted during 2025. Annually during the fourth quarter, in conjunction with our annual budgeting process, we perform qualitative or quantitative testing, depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations. Refer to our Critical Accounting Estimates in our 2024 Form 10-K for further details on the methodologies used for evaluating goodwill and intangible assets.
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
Refer to disclosures contained within Item 7A of our 2024 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 29, 2025.
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
The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Nigeria and Egypt, can impact our results. Effective the fourth quarter of 2024, we have accounted for Nigeria and Egypt as highly inflationary economies, as the three-year cumulative inflation rate exceeded 100%. Accordingly, our Nigeria and Egypt subsidiaries will use the U.S. dollar as their functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured in U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. Our Nigerian subsidiaries had a net monetary liability balance of approximately $122 million as of March 29, 2025. Net monetary assets denominated in Egyptian pound are not material as of March 29, 2025. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented. The impact of highly inflationary accounting in 2024 and in the first quarter of 2025 was not material to the Company financials.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
We have interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $34 million as of March 29, 2025. We had interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $43 million as of December 28, 2024.
We have cross currency swaps with notional amounts totaling $2.0 billion outstanding as of March 29, 2025 representing a net settlement receivable of $14 million. The total notional amount of cross currency swaps outstanding as of December 28, 2024 was $2.0 billion representing a net settlement receivable of $87 million.
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
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies as well as other global events, have resulted in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended March 29, 2025, we experienced moderate supply chain cost inflation, including procurement and manufacturing costs, which we intend to offset with productivity initiatives and, in certain markets with greater inflation and currency devaluation, such as Nigeria, revenue growth management actions. Our full-year 2025 outlook for modest input-cost inflation in 2025 may be pressured higher by U.S. and retaliatory tariffs enacted subsequent to the quarter, and we plan to mitigate any resultant acceleration in inflation through building inventory in advance, identifying alternative sources, and implementing revenue growth management strategies.
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
As of March 29, 2025, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes during the quarter ended March 29, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Kellanova
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended March 29, 2025.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/29/2024 - 1/25/2025	—	$—	—	$1,330
Month #2:
1/26/2025 - 2/22/2025	—	$—	—	$1,330
Month #3:
2/23/2025 - 3/29/2025	—	$—	—	$1,330
Total	—		—
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

4.1	Supplemental Indenture No. 2, dated March 11, 2025, by and among Kellanova, Mars, Incorporated and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 12, 2025, Commission file number 1-4171.
4.2	Supplemental Indenture No. 1, dated March 11, 2025, by and among Kellanova, Mars, Incorporated and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed March 12, 2025, Commission file number 1-4171.
4.3	Supplemental Indenture No. 1, dated March 11, 2025, by and among Kellanova, Mars, Incorporated and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed March 12, 2025, Commission file number 1-4171.
10.1	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 27, 2025, Commission file number 1-4171.*
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Vice Chairman and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: May 1, 2025

Kellanova
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
4.1	Supplemental Indenture No. 2, dated March 11, 2025, by and among Kellanova, Mars, Incorporated and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 12, 2025, Commission file number 1-4171.	IBRF
4.2	Supplemental Indenture No. 1, dated March 11, 2025, by and among Kellanova, Mars, Incorporated and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed March 12, 2025, Commission file number 1-4171.	IBRF
4.3	Supplemental Indenture No. 1, dated March 11, 2025, by and among Kellanova, Mars, Incorporated and U.S. Bank Trust Company, National Association, incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K filed March 12, 2025, Commission file number 1-4171.	IBRF
10.1	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 27, 2025, Commission file number 1-4171.*	IBRF
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*A management contract or compensatory plan required to be filed with this Report.
† Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits upon request by the SEC.