Form 10-Q
period 2025-06-28
KELLANOVA
filed 2025-07-31
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
Yes  ☐    No  ☒
Common Stock outstanding as of June 28, 2025 — 347,669,200 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	June 28, 2025	December 28, 2024
Current assets
Cash and cash equivalents	$354	$694
Accounts receivable, net	1,698	1,522
Inventories	1,256	1,165
Other current assets	365	373
Total current assets	3,673	3,754
Property, net	3,498	3,234
Operating lease right-of-use assets	607	601
Goodwill	5,060	5,003
Other intangibles, net	1,814	1,760
Investments in unconsolidated entities	108	99
Other assets	1,111	1,177
Total assets	$15,871	$15,628
Current liabilities
Current maturities of long-term debt	$758	$632
Notes payable	780	113
Accounts payable	2,205	2,236
Current operating lease liabilities	147	134
Accrued advertising and promotion	583	611
Accrued salaries and wages	175	259
Other current liabilities	736	675
Total current liabilities	5,384	4,660
Long-term debt	4,341	4,998
Operating lease liabilities	458	465
Deferred income taxes	537	541
Pension liability	448	599
Other liabilities	493	483
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,016	1,121
Retained earnings	9,590	9,358
Treasury stock, at cost	(4,384)	(4,533)
Accumulated other comprehensive income (loss)	(2,218)	(2,276)
Total Kellanova equity	4,109	3,775
Noncontrolling interests	101	107
Total equity	4,210	3,882
Total liabilities and equity	$15,871	$15,628
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended		Year-to-date period ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$3,203	$3,192	$6,286	$6,392
Cost of goods sold	2,113	2,031	4,137	4,200
Selling, general and administrative expense	652	668	1,281	1,306
Operating profit	438	493	868	886
Interest expense	63	83	126	166
Other income (expense), net	9	33	20	76
Income before income taxes	384	443	762	796
Income taxes	83	97	156	179
Earnings (loss) from unconsolidated entities	2	1	5	1
Net income (loss)	303	347	611	618
Net income (loss) attributable to noncontrolling interests	4	3	8	7
Net income attributable to Kellanova	$299	$344	$603	$611
Per share amounts:
Basic earnings	$0.86	$1.01	$1.74	$1.79
Diluted earnings	$0.85	$1.00	$1.72	$1.78
Average shares outstanding:
Basic	347	342	347	342
Diluted	350	345	350	344
Actual shares outstanding at period end	348	342	348	342
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended			Year-to-date period ended
	June 28, 2025			June 28, 2025
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$303			$611
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$228	$(1)	227	$309	$(1)	308
Net investment hedges:
Net investment hedges gain (loss)	(230)	59	(171)	(327)	83	(244)
Cash flow hedges:
Reclassification to net income	(2)	1	(1)	(3)	1	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Prior service cost	(1)	—	(1)	—	—	—
Other comprehensive income (loss)	$(5)	$59	$54	$(21)	$83	$62
Comprehensive income			$357			$673
Net Income (loss) attributable to noncontrolling interests			4			8
Other comprehensive income (loss) attributable to noncontrolling interests			5			4
Comprehensive income attributable to Kellanova			$348			$661

	Quarter ended			Year-to-date period ended
	June 29, 2024			June 29, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$347			$618
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(78)	$—	(78)	$(350)	$—	(350)
Net investment hedges:
Net investment hedges gain (loss)	28	(7)	21	99	(25)	74
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	17	(4)	13	39	(10)	29
Reclassification to net income	1	(1)	—	3	(1)	2
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	—	—	—	1	—	1
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(33)	$(12)	$(45)	$(209)	$(36)	$(245)
Comprehensive income			$302			$373
Net Income (loss) attributable to noncontrolling interests			3			7
Other comprehensive income (loss) attributable to noncontrolling interests			(8)			(78)
Comprehensive income attributable to Kellanova			$307			$444
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended June 28, 2025
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, March 29, 2025	421	$105	$1,005	$9,497	75	$(4,425)	$(2,267)	$3,915	$110	$4,025
Net income				299				299	4	303
Disposition of noncontrolling interest								—	(4)	(4)
Dividends declared ($0.57 per share)				(198)				(198)		(198)
Distributions to noncontrolling interest								—	(14)	(14)
Other comprehensive income (loss)							49	49	5	54
Stock compensation			14					14		14
Stock options exercised, issuance of other stock awards and other			(3)	(8)	(1)	41		30		30
Balance, June 28, 2025	421	$105	$1,016	$9,590	74	$(4,384)	$(2,218)	$4,109	$101	$4,210

	Year-to-date period ended June 28, 2025
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 28, 2024	421	$105	$1,121	$9,358	76	$(4,533)	$(2,276)	$3,775	$107	$3,882
Net income				603				603	8	611
Disposition of noncontrolling interest								—	(4)	(4)
Dividends declared ($1.14 per share)				(395)				(395)		(395)
Distributions to noncontrolling interest								—	(14)	(14)
Other comprehensive income (loss)							58	58	4	62
Stock compensation			36					36		36
Stock options exercised, issuance of other stock awards and other			(141)	24	(2)	149		32		32
Balance, June 28, 2025	421	$105	$1,016	$9,590	74	$(4,384)	$(2,218)	$4,109	$101	$4,210

See accompanying Notes to Consolidated Financial Statements.

	Quarter ended June 29, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, March 30, 2024	421	$105	$1,063	$8,878	80	$(4,723)	$(2,171)	$3,152	$126	$3,278
Net income				344				344	3	347
Dividends declared ($0.56 per share)				(192)				(192)		(192)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							(37)	(37)	(8)	(45)
Stock compensation			20					20		20
Stock options exercised and other			(1)	(3)	(1)	24		20		20
Balance, June 29, 2024	421	$105	$1,082	$9,027	79	$(4,699)	$(2,208)	$3,307	$120	$3,427

	Year-to-date period ended June 29, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Net income				611				611	7	618
Dividends declared ($1.12 per share)				(383)				(383)		(383)
Distributions to noncontrolling interest								—	(3)	(3)
Other comprehensive income							(167)	(167)	(78)	(245)
Stock compensation			41					41		41
Stock options exercised and other			(60)	(5)	(2)	95		30		30
Balance, June 29, 2024	421	$105	$1,082	$9,027	79	$(4,699)	$(2,208)	$3,307	$120	$3,427

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Year-to-date period ended
	June 28, 2025	June 29, 2024
Operating activities
Net income	$611	$618
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	183	181
Impairment of property	—	60
Postretirement benefit plan expense (benefit)	(12)	(26)
Deferred income taxes	87	30
Stock compensation	36	41
Other	(17)	18
Postretirement benefit plan distributions	—	175
Postretirement benefit plan contributions	(145)	(32)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(74)	(177)
Inventories	(42)	5
Accounts payable	(80)	63
All other current assets and liabilities	(262)	(216)
Net cash provided by (used in) operating activities	285	740
Investing activities
Additions to properties	(324)	(297)
Purchases of marketable securities	(74)	(177)
Sales of marketable securities	98	13
Settlement of net investment hedges	(34)	(7)
Other	12	14
Net cash provided by (used in) investing activities	(322)	(454)
Financing activities
Net issuances (reductions) of notes payable	673	85
Issuances of long-term debt	—	619
Reductions of long-term debt	(632)	(652)
Net issuances of common stock	88	45
Cash dividends	(395)	(383)
Other	(15)	(4)
Net cash provided by (used in) financing activities	(281)	(290)
Effect of exchange rate changes on cash and cash equivalents	(22)	2
Increase (decrease) in cash and cash equivalents	(340)	(2)
Cash and cash equivalents at beginning of period	694	274
Cash and cash equivalents at end of period	$354	$272

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$99	$99
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the quarter ended June 28, 2025 (unaudited)
NOTE 1 ACCOUNTING POLICIES
Basis of presentation
The unaudited interim financial information of Kellanova (the Company), included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2024 Annual Report on Form 10-K as filed with the SEC on February 21, 2025.
The balance sheet information at December 28, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter and year-to-date periods ended June 28, 2025 are not necessarily indicative of the results to be expected for other interim periods or the full year.
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

The Merger Agreement provides that, subject to the terms and conditions set forth therein, at the effective time of the Merger (the “Effective Time”), (1) Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Acquiror, and (2) each share of public common stock, par value $0.25 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than shares owned by (i) the Company or its subsidiaries or Mars or its subsidiaries (including Acquiror and its subsidiaries) or (ii) shareowners who have properly exercised and perfected appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $83.50 per share in cash, without interest. Completion of the Merger is subject to customary closing conditions, including the receipt of antitrust approval from the European Commission (the "EC"). All other regulatory approvals and clearances required to complete the Merger have been obtained.

The Merger Agreement contains certain termination rights, including the right of either the Company or Acquiror to terminate the Merger Agreement if the Merger is not consummated by August 13, 2025 (subject to two automatic extensions for up to an additional six months each if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and Acquiror, and provides that, upon termination of the Merger Agreement under certain specified circumstances related to the failure to obtain regulatory approvals, Acquiror would be required to pay a termination fee of $1.25 billion to the Company, and under other specified circumstances, including if the Company terminates the Merger Agreement to enter into a superior proposal or Acquiror terminates the Merger Agreement due to a change of recommendation by the Board, the Company would be required to pay to Acquiror a termination fee of $800 million.

Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of June 28, 2025, $796 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28, 2024, $855 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
Accounting standards to be adopted in future periods
Income Taxes: Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09 to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. It will take effect for public entities fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of any incremental disclosures required by this ASU and will adopt for year-end 2025.
Disaggregation of Income Statement Expenses: In November 2024, the FASB issued ASU 2024-03 to expand the disclosure requirements to include additional disaggregated information about income statement expenses that are commonly presented within existing expense captions. It will take effect for public entities fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of any incremental disclosures required by this ASU and the planned timing of adoption.
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
Pursuant to the TSA, both Kellanova and WKKC agreed to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for up to 2 years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. Cost reimbursements recorded during the quarter ended June 28, 2025 were not material. Kellanova recorded approximately $16 million of cost reimbursements related to the TSA for the year-to-date period ended June 28, 2025, of which $7 million is recognized in cost of goods sold (COGS) and $9 million in selling, general, and administrative expense (SGA) in the Consolidated Statement of Income. For the quarter and year-to-date periods ended June 29, 2024, cost reimbursements related to the TSA were $44 million and $91 million, respectively, of which $29 million and $62 million is recognized in COGS, respectively, and $15 million and $29 million in SGA, respectively, in the Consolidated Statement of Income. These reimbursements are a direct offset within the Consolidated Statement of Income to the costs incurred related to providing services under the TSA.
Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to 3 years following the spin-off. During the quarter and year-to-date period ended June 28, 2025, the Company recognized net sales to WKKC of $10 million and $18 million, respectively, and cost of sales of $9 million and $16 million, respectively. During the quarter and year-to-date periods ended June 29, 2024, the Company recognized net sales to WKKC of $11 million and $26 million, respectively, and cost of sales of $10 million and $23 million, respectively.

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
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 28, 2025 and December 28, 2024 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $745 million and $653 million remained outstanding under these arrangements as of June 28, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $9 million and $11 million for the quarter periods ended June 28, 2025 and June 29, 2024, respectively. The recorded net loss on sale of receivables was $19 million and $22 million for the year-to-date periods ended June 28, 2025 and June 29, 2024, respectively. The recorded loss is included in Other income (expense), net.
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. As of June 28, 2025, accounts receivable sold were not material. Accounts receivable sold of $15 million remained outstanding under these programs as of December 28, 2024. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in Other income (expense), net, and is not material.
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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is substantially complete as of the quarter ended June 28, 2025. The overall project is expected to result in cumulative pretax charges of approximately $70 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $50 million. Charges incurred related to this restructuring program were $1 million during the quarter and year-to-date periods ended June 28, 2025. Charges incurred related to this restructuring program were $9 million and $40 million during the quarter and year-to-date periods ended June 29, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $8 million and $14 million during the quarter and year-to-date periods ended June 28, 2025, respectively. Charges incurred related to this restructuring program were immaterial during the quarter ended June 29, 2024 and were $69 million during the year-to-date period ended June 29, 2024. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

The tables below provide the details for charges incurred during the quarter and year-to-date periods ended June 28, 2025 and June 29, 2024.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025
Employee related costs	$4	$—	$7	$37	$52
Asset related costs	4	4	4	8	27
Asset impairment	—	—	—	60	60
Other costs	1	4	4	4	19
Total	$9	$8	$15	$109	$158

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	June 28, 2025
North America	$1	$9	$1	$40	$66
Europe	8	(1)	14	69	92
Total	$9	8	$15	$109	$158
All other restructuring projects were immaterial within the periods presented.
At June 28, 2025, total project reserves were $41 million for the European reorganization and immaterial for the North American reorganization. The reserves are related to severance payments and other costs of which a substantial portion will not be paid during the current year. The following table provides details for exit cost reserves related to the European reorganization described above.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2024	$37	$—	$—	$—	$37
2025 restructuring charges	7	—	4	4	15
Cash payments	(2)	—	—	(4)	(6)
Non-cash charges and other	(1)	—	(4)	—	(5)
Liability as of June 28, 2025	$41	$—	$—	$—	$41

NOTE 5 EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. Anti-dilutive potential common shares consist principally of employee stock options issued by the Company. There were no anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended June 28, 2025. There were approximately 4 million and approximately 6 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended June 29, 2024, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended June 28, 2025 and June 29, 2024.
Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. As of June 28, 2025, $1.3 billion remains available under the authorization.
During the quarter and year-to-date periods ended June 28, 2025 and June 29, 2024, the Company did not repurchase any shares of common stock.
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
Accumulated other comprehensive income (loss), net of tax, as of June 28, 2025 and December 28, 2024 consisted of the following:

(millions)	June 28, 2025	December 28, 2024
Foreign currency translation adjustments	$(2,417)	$(2,721)
Net investment hedges gain (loss)	74	318
Cash flow hedges — net deferred gain (loss)	172	174
Postretirement and postemployment benefits:
Net experience gain (loss)	(4)	(4)
Prior service credit (cost)	(43)	(43)
Total accumulated other comprehensive income (loss)	$(2,218)	$(2,276)
NOTE 6 NOTES PAYABLE AND LONG-TERM DEBT
The following table presents the components of Notes payable at June 28, 2025 and December 28, 2024:

	June 28, 2025		December 28, 2024
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$655	4.67%	$—	—%
Bank borrowings	125		113
Total	$780		$113
In March 2025, the Company repaid its €600 million ten-year 1.250% Euro Notes due 2025 with U.S. commercial paper and cash flow from operations.

During the second quarter of 2024, the Company issued $300 million of thirty-year 5.75% Notes due 2054, resulting in net proceeds after discount and underwriting commissions of $296 million. In connection with the debt issuance, the Company recorded gains totaling $161 million, including approximately a $11 million gain realized in the second quarter of 2024, on forward starting swaps with a notional value of $300 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 4.0%.

Additionally, during the second quarter of 2024, the Company issued €300 million of ten-year 3.75% Notes due 2034, resulting in net proceeds after discount and underwriting commissions of €297 million. In connection with the debt issuance, the Company recorded gains totaling €51 million, including approximately a €5 million loss realized in the second quarter of 2024, on forward starting swaps with a notional value of €250 million. These gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 2.2%.

The proceeds from these notes were used for repayment of a portion of the €600 million 1.0% Notes when they matured on May 17, 2024. including the payment of offering related fees and expenses. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$3	$4	$7	$8
Interest cost	35	35	70	70
Expected return on plan assets	(40)	(41)	(80)	(82)
Amortization of unrecognized prior service cost	1	2	3	4
Recognized net loss (gain)	1	—	1	—
Total pension (income) expense	$—	$—	$1	$—

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Service cost	$1	$—	$1	$1
Interest cost	4	3	7	7
Expected return on plan assets	(9)	(9)	(18)	(18)
Amortization of unrecognized prior service credit	(2)	(2)	(3)	(3)
Recognized net (gain) loss	—	—	—	(13)
Total postretirement benefit (income) expense	$(6)	$(8)	$(13)	$(26)
The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and the Company's investment in marketable securities is included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of June 28, 2025. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

For the year-to-date period ended June 29, 2024, the Company recognized a gain of $13 million related to the remeasurement of other postretirement benefit plans. These remeasurements were the result of the transfer of assets noted above. The remeasurements recognized were due primarily to the increase in discount rates versus the prior year-end and higher than expected return on plan assets.
Postemployment benefit plan expense for the quarters ended June 28, 2025 and June 29, 2024 were not material.
Exclusive of the negative contribution discussed above, Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 28, 2025	$133	$—	$133
June 29, 2024	$9	$1	$10
Year-to-date period ended:
June 28, 2025	$145	$—	$145
June 29, 2024	$28	$4	$32
Full year:
Fiscal year 2025 (projected)	$183	$4	$187
Fiscal year 2024 (actual)	$51	$3	$54
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
NOTE 8 INCOME TAXES
The consolidated effective tax rate for the both quarters ended June 28, 2025 and June 29, 2024 was 22%. The effective tax rate for the year-to-date periods ended June 28, 2025 and June 29, 2024 was 20% and 22%, respectively. The decrease in the consolidated effective tax rate from the prior year-to-date period is due primarily to higher windfall benefit related to vesting of stock-based compensation versus the prior year.

The Company’s total gross unrecognized tax benefits as of June 28, 2025 was $34 million. Of this balance, $29 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

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
Total notional amounts of the Company’s derivative instruments as of June 28, 2025 and December 28, 2024 were as follows:

(millions)	June 28, 2025	December 28, 2024
Foreign currency exchange contracts	$3,867	$3,243
Cross-currency contracts	2,285	2,030
Interest rate contracts	1,050	1,050
Commodity contracts	171	285
Total	$7,373	$6,608
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 28, 2025 and December 28, 2024, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any Level 3 financial assets or liabilities as of June 28, 2025 or December 28, 2024.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 28, 2025 and December 28, 2024:
Derivatives designated as hedging instruments

	June 28, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$8	$8	$—	$47	$47
Other assets	—	—	—	—	51	51
Total assets	$—	$8	$8	$—	$98	$98
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(110)	$(110)	$—	$(2)	$(2)
Other liabilities	—	(23)	(23)	—	(9)	(9)
Interest rate contracts(a):
Other current liabilities	—	—	—	—	—	—
Other liabilities	—	(27)	(27)	—	(41)	(41)
Total liabilities	$—	$(160)	$(160)	$—	$(52)	$(52)
(a) The fair value of the related hedged portion of the Company's long-term debt, a Level 2 liability, was $0.5 billion and $0.4 billion as of June 28, 2025 and December 28, 2024, respectively.

Derivatives not designated as hedging instruments

	June 28, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$65	$65	$—	$65	$65
Other assets	—	7	7	—	2	2
Interest rate contracts:
Other current assets	—	6	6	—	6	6
Other assets	—	1	1	—	1	1
Commodity contracts:
Other current assets	6	—	6	4	—	4
Total assets	$6	$79	$85	$4	$74	$78
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(59)	$(59)	$—	$(33)	$(33)
Other liabilities	—	(10)	(10)	—	(1)	(1)
Interest rate contracts:
Other current liabilities	—	(8)	(8)	—	(8)	(8)
Other liabilities	—	—	—	—	(1)	(1)
Commodity contracts:
Other current liabilities	(2)	—	(2)	(7)	—	(7)
Total liabilities	$(2)	$(77)	$(79)	$(7)	$(43)	$(50)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $0.7 billion and $1.2 billion as of June 28, 2025 and December 28, 2024, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of June 28, 2025 and December 28, 2024.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		June 28, 2025	December 28, 2024	June 28, 2025	December 28, 2024
Interest rate contracts	Current maturities of long-term debt	$599	$627	$(1)	$1
Interest rate contracts	Long-term debt	$421	$1,005	$(27)	$(43)
(a) The fair value adjustment related to current maturities of long-term debt includes $(1) million and $1 million from discontinued hedging relationships as of June 28, 2025 and December 28, 2024, respectively. The fair value adjustment related to long-term debt includes $(1) million from discontinued hedging relationships as of December 28, 2024.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of June 28, 2025 and December 28, 2024 would be adjusted as detailed in the following table:

As of June 28, 2025:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$92	$(84)	$—	$8
Total liability derivatives	$(239)	$84	$67	$(88)

As of December 28, 2024:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$176	$(88)	$61	$149
Total liability derivatives	$(102)	$88	$14	$—

During the quarter and year-to-date period ended June 29, 2024, the Company settled certain interest rate contracts resulting in a net realized gain of approximately $11 million. These derivatives were accounted for as cash flow hedges and the related net gains were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related U.S. dollar fixed rate debt.
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
During the quarter and year-to-date periods ended June 28, 2025, the Company settled certain cross currency swaps resulting in a net realized loss of approximately $34 million. During the year-to-date period ended June 29, 2024, the Company settled certain cross currency swaps resulting in a net realized loss of approximately $7 million. These cross currency swaps were accounted for as net investment hedges and the related net gain (loss) was recorded in accumulated other comprehensive income.
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 28, 2025 and June 29, 2024 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign currency denominated long-term debt	$(58)	$14	$—	$—
Cross-currency contracts	(172)	14	12	6	Interest expense
Total	$(230)	$28	$12	$6

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 28, 2025	June 29, 2024
Foreign currency exchange contracts	COGS	$(13)	$14
Foreign currency exchange contracts	Other income (expense), net	17	2
Foreign currency exchange contracts	SG&A	(6)	2
Commodity contracts	COGS	—	(32)
Total		$(2)	$(14)
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended June 28, 2025 and June 29, 2024 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Foreign currency denominated long-term debt	$(82)	$51	$—	$—
Cross-currency contracts	(245)	48	23	14	Interest expense
Total	$(327)	$99	$23	$14
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 28, 2025	June 29, 2024
Foreign currency exchange contracts	COGS	$(30)	$13
Foreign currency exchange contracts	Other income (expense), net	23	6
Foreign currency exchange contracts	SGA	7	11
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	14	(49)
Total		$15	$(19)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended June 28, 2025 and June 29, 2024:

	June 28, 2025	June 29, 2024
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$63	$83
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(6)	(4)
Derivatives designated as hedging instruments	5	6

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	2	(1)
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended June 28, 2025 and June 29, 2024:

	June 28, 2025	June 29, 2024
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$126	$166
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(14)	(3)
Derivatives designated as hedging instruments	13	7

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	3	(3)
During the next 12 months, the Company expects $9 million of net deferred gains reported in AOCI at June 28, 2025 to be reclassified to income, assuming market rates remain constant through contract maturities.
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
During the quarter and year-to-date periods ended June 28, 2025, the Company received proceeds from marketable securities of approximately $14 million and $98 million, respectively. A portion of the proceeds were used to pay for certain benefits of active union employees. During the quarter and year-to-date periods ended June 28, 2025, the company purchased approximately $1 million and $73 million of marketable securities, respectively. The portfolio's fair value was approximately $117 million as of June 28, 2025. The classification of these marketable securities as current or noncurrent depends on our intended holding period and the securities are measured at Level 1 quoted market prices.
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are Level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of June 28, 2025 and December 28, 2024. Additionally, these investments were recorded within Other assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are Level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $4.3 billion, as of June 28, 2025. The fair value and carrying value of the Company's long-term debt was $4.9 billion and $5.0 billion, respectively, as of December 28, 2024.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company, net of collateral already received from those counterparties. As of June 28, 2025, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of June 28, 2025, the Company posted $62 million related to reciprocal collateralization agreements. As of June 28, 2025, the Company posted $5 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in Accounts receivable, net on the Consolidated Balance Sheet.
Certain of the Company’s derivative instruments contain provisions requiring the Company to post incremental collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 28, 2025 was $155 million. If the credit-risk-related contingent features were triggered as of June 28, 2025, the company would be required to post additional collateral up to $93 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of June 28, 2025 triggered by credit-risk-related contingent features.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers.
NOTE 10 REPORTABLE SEGMENTS
Kellanova is the world's second largest producer of crackers and a leading producer of cereal, savory snacks, and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods and noodles. Kellanova products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, France, Nigeria, Canada, Mexico, Brazil, and Australia.
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
Reportable segment results including details of the significant expense categories provided to the CODM for the quarter and year-to-date periods ended June 28, 2025 and June 29, 2024 were as follows:

Quarter ended June 28, 2025	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$1,594	$651	$309	$648	$1	$3,203
Cost of goods sold	978	436	205	477	17	2,113
Selling, general, and administrative expense	281	122	68	109	72	652
Operating profit	$335	$93	$36	$62	$(88)	$438

Year-to-date period ended June 28, 2025	Reportable segments
(millions	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$3,213	$1,230	$575	$1,268	$—	$6,286
Cost of good sold	$1,984	$816	$390	$929	$18	$4,137
Selling, general, and administrative expense	$589	$231	$130	$203	$128	$1,281
Operating profit	$640	$183	$55	$136	$(146)	$868

Quarter ended June 29, 2024	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$1,658	$639	$333	$564	$(2)	$3,192
Cost of goods sold	1,017	406	217	397	(6)	2,031
Selling, general, and administrative expense	302	122	70	107	67	668
Operating profit	$339	$111	$46	$60	$(63)	$493

Year-to-date period ended June 29, 2024	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net Sales	$3,346	$1,238	$647	$1,164	$(3)	$6,392
Cost of goods sold	$2,072	$866	$434	$824	$4	$4,200
Selling, general, and administrative expense	$600	$233	$140	$205	$128	$1,306
Operating profit	$674	$139	$73	$135	$(135)	$886

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company's internationally based reportable segments as shown below.

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Depreciation and amortization
North America (a)	$44	$48	$85	$111
Europe (a)	24	25	46	85
Latin America	7	9	20	17
AMEA	14	12	28	25
Total Reportable Segments	89	94	179	238
Corporate	2	1	4	3
Consolidated	$91	$95	$183	$241
Interest expense
North America	$—	$2	$—	$4
Europe	7	18	16	35
Latin America	1	2	2	3
AMEA	5	4	10	10
Corporate	50	57	98	114
Consolidated	$63	$83	$126	$166
Income taxes
Europe	$9	$13	$20	$17
Latin America	4	18	$9	$25
AMEA	16	11	$29	$25
Corporate & North America	54	55	$98	$112
Consolidated	$83	$97	$156	$179
(a) Quarter ended March 30, 2024, includes asset impairment charges as discussed in Note 9.
Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable segment. The CODM does review additions to property by reportable segment.

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Additions to property
North America	$54	$52	$105	$120
Europe	46	28	97	69
Latin America	16	26	49	50
AMEA	28	32	64	51
Corporate	4	4	9	7
Consolidated	$148	$142	$324	$297
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Snacks	$2,008	$2,069	$3,905	$4,084
Cereal	672	689	1,317	1,376
Frozen	256	262	546	552
Noodles and other	267	172	518	380
Consolidated	$3,203	$3,192	$6,286	$6,392

NOTE 11 SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Balance Sheet
(millions)	June 28, 2025	December 28, 2024
Trade receivables	$1,412	$1,268
Allowance for credit losses	(14)	(17)
Refundable income taxes	40	58
Other receivables	260	213
Accounts receivable, net	$1,698	$1,522
Raw materials and supplies	$322	$303
Finished goods and materials in process	934	862
Inventories	$1,256	$1,165
Intangible assets not subject to amortization	$1,698	$1,651
Intangible assets subject to amortization, net	116	109
Other intangibles, net	$1,814	$1,760

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
Proposed merger
On August 13, 2024, the Company entered into the Merger Agreement, pursuant to which (and subject to the terms and conditions in the Merger Agreement) Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation. Each share of public common stock, par value $0.25 per share, of the Company issued and outstanding immediately prior to the Effective Time (other than shares owned by (i) the Company or its subsidiaries or Parent or its subsidiaries (including Acquiror and its subsidiaries) or (ii) stockholders who have properly exercised and perfected appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $83.50 per share in cash, without interest.
Completion of the Merger is subject to customary closing conditions, including the receipt of antitrust approval from the EC. Shareowner approval of the Merger Agreement, and all other regulatory approvals required to complete the Merger have been obtained. Based on the expected timeline of the EC’s ongoing investigation into the Merger, the Company expects the Merger to close towards the end of 2025; however, the exact timing of the completion of the Merger, if at all, cannot be predicted with any certainty.

For further discussion about the Merger, see Note 1 Accounting Policies - Proposed Merger, our Current Reports on Form 8-K filed with the SEC on August 14, 2024, June 25, 2025 and June 26, 2025, and our definitive proxy statement on Schedule 14A filed with the SEC on September 26, 2024. See the section titled, “Risk Factors” included under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024 filed with the SEC on February 21, 2025 for more information regarding risks associated with the Merger.
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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market loss of $21 million and $17 million for the quarter and year-to-date period ended June 28, 2025, respectively. We recorded a pre-tax mark-to-market gain of $10 million and $22 million for the quarter and year-to-date periods ended June 29, 2024, respectively.

Separation costs
The Company successfully completed the separation transaction on October 2, 2023. We incurred pre-tax charges related to the separation of $3 million and $9 million for the quarter and year-to-date periods ended June 28, 2025, respectively. We incurred pre-tax charges of $6 million and $19 million for the quarter and year-to-date periods ended June 29, 2024, respectively.

Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment, of $8 million and $15 million for the quarter and year-to-date periods ended June 28, 2025, respectively. We recorded pre-tax charges of $9 million and $109 million for the quarter and year-to-date periods ended June 29, 2024, respectively.

Proposed merger costs
In August 2024, the Company entered into a definitive agreement under which Mars has agreed to acquire Kellanova, subject to customary closing conditions, including the receipt of required regulatory approvals. In conjunction with the agreement, we incurred pre-tax charges, primarily related to legal and consulting costs, of $7 million and $12 million for the quarter and year-to-date periods ended June 28, 2025, respectively.

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

Financial results
For the quarter ended June 28, 2025, our reported net sales were up slightly versus the prior year, as volume growth for noodles in Africa was offset by category softness elsewhere and a related shift in business mix. Organic net sales also increased slightly from the prior year excluding foreign currency.
Second quarter reported operating profit decreased 11% year on year, due to a negative swing in mark-to-market impacts and the profit impact of lower net sales outside Africa. Currency-neutral adjusted operating profit decreased 5.7%, after excluding the impact of mark-to-market, costs of the proposed merger, network optimization costs, separation costs, business and portfolio realignment, and foreign currency.
Reported diluted EPS of $0.85 for the quarter decreased 15% compared to the prior year quarter of $1.00 reflecting the negative swing in mark-to-market impacts, the profit impact of lower net sales outside of Africa, and a decline in other income. Currency-neutral adjusted diluted EPS of $0.93 for the quarter decreased 7.9% from the prior year quarter after excluding mark-to-market, costs of the proposed merger, network optimization costs, separation costs, business and portfolio realignment, and foreign currency.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reported net income	$299	$344	$603	$611
Mark-to-market (pre-tax)	(21)	10	(17)	22
Separation costs (pre-tax)	(3)	(6)	(9)	(19)
Network optimization (pre-tax)	(8)	(9)	(15)	(109)
Proposed merger costs (pre-tax)	(7)	—	(12)	—
Business and portfolio realignment (pre-tax)	—	(4)	—	(4)
Income tax impact applicable to adjustments, net*	7	4	9	25
Adjusted net income	$332	$349	$647	$695
Foreign currency impact	5	—	(4)	—
Currency-neutral adjusted net income	$327	$349	$651	$695
Reported diluted EPS	$0.85	$1.00	$1.72	$1.78
Mark-to-market (pre-tax)	(0.06)	0.03	(0.05)	0.06
Separation costs (pre-tax)	(0.01)	(0.02)	(0.03)	(0.05)
Network optimization (pre-tax)	(0.02)	(0.03)	(0.04)	(0.32)
Proposed merger costs (pre-tax)	(0.02)	—	(0.04)	—
Income tax impact applicable to adjustments, net*	0.02	0.01	0.03	0.07
Adjusted diluted EPS	$0.94	$1.01	$1.85	$2.02
Foreign currency impact	0.01	—	(0.01)	—
Currency-neutral adjusted diluted EPS	$0.93	$1.01	$1.86	$2.02
Currency-neutral adjusted diluted EPS growth	(7.9)%		(7.9)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2025 versus 2024:

Quarter ended June 28, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$1,594	$651	$309	$648	$1	$3,203
Foreign currency impact	—	44	(22)	(21)	—	1
Organic net sales	$1,595	$606	$331	$670	$—	$3,202

Quarter ended June 29, 2024
(millions)
Reported net sales	$1,658	$639	$333	$564	$(2)	$3,192
Divestiture	—	—	—	—	—	—
Organic net sales	$1,658	$639	$333	$564	$(2)	$3,192

% change - 2025 vs. 2024:
Reported growth	(3.8)%	1.8%	(7.4)%	15.0%	n/m	0.3%
Foreign currency impact	—%	6.9%	(6.6)%	(3.7)%	n/m	—%
Currency-neutral growth	(3.8)%	(5.1)%	(0.8)%	18.7%	n/m	0.3%
Divestiture	—%	—%	—%	—%	n/m	—%
Organic growth	(3.8)%	(5.1)%	(0.8)%	18.7%	n/m	0.3%
Volume (tonnage)	(3.8)%	(6.2)%	(4.6)%	20.3%	n/m	3.2%
Pricing/mix	—%	1.1%	3.8%	(1.6)%	n/m	(2.9)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended June 28, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$335	$92	$36	$63	$(88)	$438
Mark-to-market	—	—	(2)	—	(19)	(21)
Separation costs	(2)	—	—	—	(1)	(3)
Network optimization	(1)	(8)	—	—	—	(8)
Proposed merger costs	—	—	—	—	(6)	(7)
Business and portfolio realignment	—	—	—	—	—	—
Adjusted operating profit	$338	$100	$37	$63	$(61)	$477
Foreign currency impact	—	7	(3)	(1)	1	3
Currency-neutral adjusted operating profit	$338	$93	$40	$64	$(62)	$473

Quarter ended June 29, 2024
(millions)
Reported operating profit	$339	$111	$46	$60	$(63)	$493
Mark-to-market	—	—	4	—	6	10
Separation costs	(5)	—	—	—	(1)	(6)
Network optimization	(10)	1	—	—	—	(9)
Business and portfolio realignment	(4)	—	—	—	—	(4)
Adjusted operating profit	$358	$110	$42	$60	$(68)	$502

% change - 2025 vs. 2024:
Reported growth	(1.2)%	(17)%	(21.4)%	5.3%	(40.3)%	(11.2)%
Mark-to-market	—%	—%	(10.4)%	—%	(40.8)%	(6.2)%
Separation costs	0.8%	—%	—%	—%	—%	0.6%
Network optimization	2.5%	(8)%	—%	—%	—%	(0.1)%
Proposed merger costs	—%	(0.1)%	(0.1)%	—%	(9.5)%	(1.3)%
Business and portfolio realignment	1.1%	—%	0.4%	(0.1)%	0.4%	0.8%
Adjusted growth	(5.6)%	(9.3)%	(11.3)%	5.4%	9.6%	(5.0)%
Foreign currency impact	(0.1)%	6.6%	(7.6)%	(2.1)%	0.8%	0.7%
Currency-neutral adjusted growth	(5.5)%	(15.9)%	(3.7)%	7.5%	8.8%	(5.7)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Net sales for the second quarter decreased 3.8% from the prior year, both on a reported and organic basis, as volume declined amidst prolonged softness of snacking and frozen categories.
North America operating profit decreased 1.2% reflecting primarily the profit impact of lower net sales, partially offset by decreased charges for network optimization and other restructurings. Currency-neutral adjusted operating profit decreased 5.5%, after excluding the impact of network optimization costs, business and portfolio realignment, and separation costs.

Net sales % change - second quarter 2025 vs. 2024:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(4.1)%	—%	(4.1)%	—%	(4.1)%
Frozen	(2.6)%	—%	(2.6)%	—%	(2.6)%
North America snacks and frozen net sales declined for the quarter reflecting category softness.
Europe
Reported net sales increased 1.8% in the second quarter as positive foreign currency translation and improved price/mix more than offset a decline in volume related to prolonged demand softness in snacks and cereal categories, as well as a disruption of orders from specific large customers. Organic net sales decreased 5.1% after excluding the impact of foreign currency.
Reported operating profit decreased 17% year on year, reflecting network optimization costs, and the profit impact of lower net sales and higher costs. Currency-neutral adjusted operating profit was down 16% after excluding the impact of network optimization costs and foreign currency.

Net sales % change - second quarter 2025 vs. 2024:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.6%	6.8%	(6.2)%	—%	(6.2)%
Cereal	3.5%	7.1%	(3.6)%	—%	(3.6)%
Snacks and cereal net sales increased slightly on favorable foreign currency despite category softness.
Latin America
Reported net sales decreased 7.4% year on year, due to negative foreign currency translation and a volume decline related to softened categories, notably cereal in Mexico, partially offset by increased price/mix. Organic net sales decreased 0.8%, after excluding the impact of foreign currency.
Reported operating profit decreased 21% reflecting significantly negative foreign currency translation, a negative swing in mark-to-market impacts, and the profit impact of lower net sales. Currency-neutral adjusted operating profit decreased 3.7% after excluding the impact of mark-to-market, and foreign currency.

Net sales % change - second quarter 2025 vs. 2024:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	3.6%	(5.2)%	8.8%	—%	8.8%
Cereal	(14.0)%	(7.5)%	(6.5)%	—%	(6.5)%
Snacks net sales increased on higher volume in Brazil despite unfavorable foreign currency translation.
Cereal net sales decreased due to unfavorable foreign currency and lower volume, notably in Mexico.

AMEA
Reported net sales increased 15% year on year in the second quarter, led by volume growth and last year's currency-influenced price increases in our Africa noodles business, along with broad-based cereal net sales growth across the region. Organic net sales increased 19% after excluding the impact of foreign currency.
Reported operating profit increased 5.3% year on year, as the profit impact of higher net sales was only partially offset by negative foreign currency translation. Currency-neutral adjusted operating profit increased 7.5%, after excluding the impact of foreign currency.

Net sales % change - second quarter 2025 vs. 2024:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(7.1)%	0.5%	(7.6)%	—%	(7.6)%
Cereal	1.9%	(0.1)%	2.0%	—%	2.0%
Noodles and other	52.0%	(12.1)%	64.1%	—%	64.1%
Snacks net sales decreased due primarily to slowing categories in Australia and certain Asian markets.
Cereal net sales increased due to broad-based growth across most of the region, most notably India.
Noodles and other net sales increased due to volume growth and price realization that more than offset unfavorable foreign currency.
Corporate
Reported operating profit decreased $25 million versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $6 million from the prior year after excluding costs of the proposed merger and mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended June 28, 2025 versus June 29, 2024:

Year-to-date period ended June 28, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$3,213	$1,229	$575	$1,268	$—	$6,286
Foreign currency impact	(5)	35	(65)	(102)	—	(137)
Organic net sales	$3,218	$1,194	$640	$1,371	$—	$6,423

Year-to-date period ended June 29, 2024
(millions)
Reported net sales	$3,346	$1,238	$647	$1,164	$(3)	$6,392
Divestiture	—	—	—	—	—	—
Organic net sales	$3,346	$1,238	$647	$1,164	$(3)	$6,392

% change - 2025 vs. 2024:
Reported growth	(4.0)%	(0.7)%	(11.2)%	9.0%	n/m	(1.7)%
Foreign currency impact	(0.2)%	2.8%	(10.1)%	(8.7)%	n/m	(2.2)%
Currency-neutral growth	(3.8)%	(3.5)%	(1.1)%	17.7%	n/m	0.5%
Divestitures	—%	—%	—%	—%	n/m	—%
Organic growth	(3.8)%	(3.5)%	(1.1)%	17.7%	n/m	0.5%
Volume (tonnage)	(3.3)%	(4.8)%	(5.3)%	9.3%	n/m	0.3%
Pricing/mix	(0.5)%	1.3%	4.2%	8.4%	n/m	0.2%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended June 28, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$640	$183	$54	$136	$(146)	$868
Mark-to-market	—	—	(6)	—	(8)	(14)
Separation costs	(7)	—	—	—	(2)	(9)
Network optimization	(1)	(14)	—	—	—	(15)
Proposed merger costs	—	—	—	—	(12)	(12)
Business and portfolio realignment	—	—	—	—	(1)	—
Adjusted operating profit	$648	$197	$60	$137	$(123)	$918
Foreign currency impact	—	6	(7)	(10)	1	(10)
Currency-neutral adjusted operating profit	$648	$190	$67	$146	$(124)	$928

Year-to-date period ended June 29, 2024
(millions)
Reported operating profit	$674	$139	$73	$135	$(135)	$886
Mark-to-market	—	—	5	—	4	9
Separation costs	(15)	—	—	—	(4)	(19)
Network optimization	(40)	(69)	—	—	—	(109)
Business and portfolio realignment	(4)	—	—	—	—	(4)
Adjusted operating profit	$733	$208	$68	$135	$(135)	$1,009

% change - 2025 vs. 2024
Reported growth	(5.1)%	31.6%	(25.2)%	1.4%	(8.5)%	(2.1)%
Mark-to-market	—%	—%	(14.6)%	—%	(8.6)%	(2.6)%
Separation costs	1.1%	—%	(0.2)%	—%	1.0%	1.1%
Network optimization	5.0%	37.1%	—%	—%	—%	9.3%
Proposed merger costs	—%	(0.1)%	(0.1)%	—%	(8.9)%	(1.2)%
Business and portfolio realignment	0.6%	—%	0.3%	(0.1)%	(0.2)%	0.4%
Adjusted growth	(11.8)%	(5.4)%	(10.6)%	1.5%	8.2%	(9.1)%
Foreign currency impact	(0.1)%	3.0%	(11.0)%	(7.2)%	1.0%	(1.0)%
Currency-neutral adjusted growth	(11.7)%	(8.4)%	0.4%	8.7%	7.2%	(8.1)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period decreased 4.0% versus the prior year as category demand remained sluggish. Organic net sales decreased 3.8% after excluding the impact of foreign currency.
North America operating profit decreased 5.1%, due to the profit impact of lower net sales, partially offset by a year-over-year decrease in costs of network optimization and other restructurings. Currency-neutral adjusted operating profit decreased 12%, after excluding the impact of network optimization costs, separation costs, and business and portfolio realignment.

Net sales % change - second quarter YTD 2025 vs. 2024:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(4.5)%	(0.1)%	(4.4)%	—%	(4.4)%
Frozen	(1.1)%	(0.3)%	(0.8)%	—%	(0.8)%
North America snacks and frozen net sales declined during the period on category softness.
Europe
Reported net sales decreased 0.7%, as a decrease in volume amidst widespread category softness more than offset positive foreign currency translation and improved price/mix. Organic net sales decreased 3.5% after excluding the impact of foreign currency.
Reported operating profit increased 32% year on year, on lower costs for network optimization. Currency-neutral adjusted operating profit decreased 8.4% after excluding the impact of network optimization and foreign currency.

Net sales % change - second quarter YTD 2025 vs. 2024:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(2.6)%	2.9%	(5.5)%	—%	(5.5)%
Cereal	1.8%	2.7%	(0.9)%	—%	(0.9)%
Snacks net sales decreased due to category softness despite favorable foreign currency translation.
Cereal net sales increased slightly from the prior year period on favorable foreign currency translation.
Latin America
Reported net sales decreased 11%, reflecting negative foreign currency translation and lower volume related primarily to soft cereal category demand. Organic net sales decreased 1.1%, after excluding the impact of foreign currency.
Reported operating profit decreased 25%, due to a negative swing in mark-to-market impacts and significantly negative foreign currency translation, as well as the profit impact of lower net sales. Currency-neutral adjusted operating profit increased 0.4% after excluding the impact of mark-to-market and foreign currency.

Net sales % change - second quarter YTD 2025 vs. 2024:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(2.3)%	(8.6)%	6.3%	—%	6.3%
Cereal	(16.2)%	(11.0)%	(5.2)%	—%	(5.2)%
Snacks net sales decreased due to unfavorable foreign currency and lower volume, partially offset by growth in price/mix.

Cereal net sales decreased due to unfavorable foreign currency and lower volume, notably in Mexico.
AMEA
Reported net sales increased 9% year on year, as strong volume and last year's currency-influenced price increases in our Africa noodles businesses more than offset negative foreign currency translation and general demand softness in snacking and cereal categories in the region. Organic net sales increased 18%.
Reported operating profit increased 1.4% year on year, as the impact of increased net sales more than offset negative foreign currency translation. Currency-neutral adjusted operating profit increased 9%, after excluding the impact of foreign currency.

Net sales % change - second quarter YTD 2025 vs. 2024:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(8.6)%	(1.4)%	(7.2)%	—%	(7.2)%
Cereal	(0.1)%	(2.2)%	2.1%	—%	2.1%
Noodles and other	35.0%	(22.7)%	57.7%	—%	57.7%
Snacks net sales decreased due primarily to lower volume and unfavorable foreign currency translation.
Cereal net sales decreased due primarily to unfavorable foreign currency and lower volume. Organic net sales increased on price/mix growth.
Noodles and other net sales increased due to volume growth and price realization that more than offset unfavorable foreign currency.
Corporate
Reported operating profit decreased $11 million versus the comparable prior year period due primarily to costs of the proposed merger and unfavorable mark-to-market impacts. Currency-neutral adjusted operating profit increased $11 million from the prior year after excluding the impact of mark-to-market and merger costs.
Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended June 28, 2025 and June 29, 2024 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	June 28, 2025		June 29, 2024		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,090	34.0%	$1,161	36.4%	(2.4)
Mark-to-market	(16)	(0.5)%	7	0.2%	(0.7)
Separation costs	(1)	—%	(1)	—%	—
Network optimization	(8)	(0.3)%	(9)	(0.3)%	—
Adjusted	1,114	34.8%	1,164	36.5%	(1.7)
Foreign currency impact	5	0.1%	—	—%	0.1
Currency-neutral adjusted	$1,110	34.7%	$1,164	36.5%	(1.8)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the quarter decreased 240 basis points versus the prior year due primarily to higher input costs and unfavorable year-over-year mark-to-market impacts. Currency-neutral adjusted gross margin decreased 180 basis points compared to the prior year quarter after excluding the impact of mark-to-market, network optimization costs, separation costs, and foreign currency.

Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended June 28, 2025 and June 29, 2024 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	June 28, 2025		June 29, 2024		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$2,149	34.2%	$2,192	34.3%	(0.1)
Mark-to-market	(24)	(0.4)%	(3)	—%	(0.4)
Separation costs	(2)	—%	(3)	(0.1)%	0.1
Network optimization	(15)	(0.2)%	(109)	(1.7)%	1.5
Adjusted	2,190	34.8%	2,307	36.1%	(1.3)
Foreign currency impact	(31)	0.2%	—	—%	0.2
Currency-neutral adjusted	$2,221	34.6%	$2,307	36.1%	(1.5)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the year-to-date period decreased 10 basis points versus the prior year period due primarily to unfavorable mark-to-market impacts and the profit impact on lower net sales outside Africa partially offset by lapping network optimization costs in the prior year period. Currency-neutral adjusted gross margin decreased 150 basis points compared to prior year period after eliminating the impact of mark-to-market, network optimization, separation costs and foreign currency.

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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is substantially complete as of the quarter ended June 28, 2025. The overall project is expected to result in cumulative pretax charges of approximately $70 million, which include employee-related costs of $10 million, other cash costs of $10 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $50 million. Charges incurred related to this restructuring program were $1 million during the quarter and year-to-date periods ended June 28, 2025. Charges incurred related to this restructuring program were $9 million and $40 million during the quarter and year-to-date periods ended June 29, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.
In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $8 million and $14 million during the quarter and year-to-date periods ended June 28, 2025, respectively. Charges incurred related to this restructuring program were immaterial during the quarter ended June 29, 2024 and were $69 million during the year-to-date period ended June 29, 2024. These charges primarily related to severance costs and asset impairment and were recorded in COGS.
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
Interest expense
For the quarters ended June 28, 2025 and June 29, 2024, interest expense was $63 million and $83 million, respectively. For the year-to-date periods ended June 28, 2025 and June 29, 2024, interest expense was $126 million and $166 million, respectively. The decrease from the prior year is due primarily to lower average debt outstanding and lower interest rates on commercial paper and floating rate debt versus the prior year.
Income Taxes
Our reported effective tax rate for the quarters ended June 28, 2025 and June 29, 2024 was 22%. The effective tax rate for the year-to-date periods ended June 28, 2025 and June 29, 2024 was 20% and 22%, respectively. The decrease in the consolidated effective tax rate from the prior year-to-date period is due primarily to higher windfall benefit related to vesting of stock-based compensation versus the prior year.
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
On July 4, 2025, the One Big Beautiful Bill Act ( the “Act”) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. We do not expect the new provisions of the Act to have a significant impact to tax expense and cash flows for 2025.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Reported income taxes	$83	$97	$156	$179
Mark-to-market	(5)	3	(4)	6
Separation costs	—	(1)	(1)	(4)
Network Optimization	(2)	(5)	(3)	(26)
Proposed merger costs	—	—	(2)	—
Business and portfolio realignment	—	(1)	1	(1)
Adjusted income taxes	$91	$101	$165	$204
Reported effective income tax rate	21.7%	21.9%	20.5%	22.5%
Mark-to-market	(0.2)%	0.1%	(0.1)%	0.1%
Separation costs	0.3%	—%	0.2%	0.1%
Network optimization	—%	(0.6)%	(0.1)%	—%
Proposed merger costs	0.2%	—%	0.1%	—%
Business and portfolio realignment	—%	—%	0.1%	—%
Adjusted effective income tax rate	21.4%	22.4%	20.2%	22.5%
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
We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.7 billion and $0.9 billion as of June 28, 2025 and December 28, 2024, respectively.

The following table reflects net debt amounts:

(millions)	June 28, 2025	December 28, 2024
Notes payable	$780	$113
Current maturities of long-term debt	758	632
Long-term debt	4,341	4,998
Total debt liabilities	$5,879	$5,743
Less:
Cash and cash equivalents	354	694
Net debt	$5,525	$5,049
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024
Net cash provided by (used in):
Operating activities	$285	$740
Investing activities	(322)	(454)
Financing activities	(281)	(290)
Effect of exchange rates on cash and cash equivalents	(22)	2
Net increase (decrease) in cash and cash equivalents	$(340)	$(2)
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the year-to-date period ended June 28, 2025, totaled $285 million compared to $740 million in the prior year period. The decrease is due primarily current year pension contributions totaling $145 million as well as lapping the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024.
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

	Year-to-date period ended
(millions)	June 28, 2025	June 29, 2024
Net cash provided by operating activities	$285	$740
Additions to properties	(324)	(297)
Free cash flow	$(39)	$443
Our non-GAAP measure for free cash flow decreased to $(39) million in the year-to-date period ended June 28, 2025, from $443 million in the prior year. The decrease is due primarily to current year pension contributions totaling $145 million as well as lapping of the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024 and by higher capital expenditures.
Investing activities
Our net cash used in investing activities totaled $322 million for the year-to-date period ended June 28, 2025 compared to $454 million in the comparable prior year period due primarily to the purchase of marketable securities in conjunction with the distribution from the postretirement healthcare plan in the prior year quarter partially offset by higher capital expenditures.

Financing activities
Our net cash used in financing activities for the year-to-date period ended June 28, 2025 totaled $281 million compared to cash used of $290 million during the comparable prior year period as certain long-term debt was repaid and replaced with the issuance of commercial paper.
In March 2025, the Company repaid its €600 million ten-year 1.250% Euro Notes due 2025 financed primarily with the issuance of U.S. commercial paper.
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
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. As of June 28, 2025, $1.3 billion remains available under the authorization.
The Company did not repurchase shares during the year-to-date periods ended June 28, 2025 and June 29, 2024.
We paid cash dividends of $395 million during the year-to-date period ended June 28, 2025, compared to $383 million during the comparable prior year period. In July 2025, the Board of Directors declared a dividend of $.58 per common share, payable on September 15, 2025 to shareholders of record at the close of business on September 2, 2025.
We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of June 28, 2025, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.
Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of June 28, 2025.
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
Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $745 million and $653 million remained outstanding under this arrangement as of June 28, 2025 and December 28, 2024, respectively.

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
Our future results could be affected by a variety of other factors, including the timing to consummate the Merger and the risk that the Merger may not be completed at all or the occurrence of any event, change, or other circumstances that could give rise to the termination of the Merger Agreement, including circumstances requiring a party to pay the other party a termination fee pursuant to the Merger Agreement; the risk that the conditions to closing of the Merger may not be satisfied or waived; the risk that a governmental or regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated; potential litigation relating to, or other unexpected costs resulting from, the Merger; legislative, regulatory, and economic developments; risks that the proposed Merger disrupts the Company's current plans and operations; the risk that certain restrictions during the pendency of the Merger may impact the Company's ability to pursue certain business opportunities or strategic transactions; the diversion of management's time on transaction-related issues; continued availability of capital and financing and rating agency actions; the risk that any announcements relating to the Merger could have adverse effects on the market price of the Company's common stock, credit ratings or operating results; the risk that the Merger and its announcement could have an adverse effect on the ability to retain and hire key personnel, to retain customers and to maintain relationships with business partners, suppliers and customers; the impact of macroeconomic conditions; business disruptions; consumers' and other stakeholders' perceptions of our brands; the ability to implement restructurings as planned, whether the expected amount of costs associated with restructurings will differ from forecasts, whether the Company will be able to realize the anticipated benefits from restructurings in the amounts and times expected; the ability to realize the anticipated benefits and synergies from business acquisitions in the amounts and at the times expected; the impact of competitive conditions; the ability to realize the intended benefits of the separation of WK Kellogg Co (the "separation"); the possibility of disruption from the separation, including changes to existing business relationships, disputes, litigation or unanticipated costs; uncertainty of the expected financial performance of the Company following completion of the separation; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the success of our Better Days and sustainability programs; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, transportation costs, labor costs, disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities; integration of acquired businesses; other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates; statutory tax rates; currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations, the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
Refer to disclosures contained within Item 7A of our 2024 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 28, 2025.
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

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Nigeria and Egypt, can impact our results. Effective the fourth quarter of 2024, we have accounted for Nigeria and Egypt as highly inflationary economies, as the three-year cumulative inflation rate exceeded 100%. Accordingly, our Nigeria and Egypt subsidiaries use the U.S. dollar as their functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured in U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. Our Nigerian subsidiaries had a net monetary liability balance of approximately $125 million as of June 28, 2025. Net monetary assets denominated in Egyptian pound are not material as of June 28, 2025. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented. The impact of highly inflationary accounting in 2024 and in the first half of 2025 was not material to the Company financials.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
We have interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $28 million as of June 28, 2025. We had interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $43 million as of December 28, 2024.
During the year-to-date period ended June 28, 2025, we settled cross currency swaps with notional amounts totaling approximately €450 million, resulting in a net realized loss of approximately $34 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the year-to-date ended June 28, 2025, we also entered into cross currency swaps with notional amounts totaling approximately €400 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $2.3 billion outstanding as of June 28, 2025 representing a net settlement obligation of $125 million. The total notional amount of cross currency swaps outstanding as of December 28, 2024 was $2.0 billion representing a net settlement receivable of $87 million.
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
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies as well as other global events, may result in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended June 28, 2025, we continued to experience moderate supply chain cost inflation, including procurement and manufacturing costs. Our full-year 2025 outlook for modest input-cost inflation in 2025 may be pressured higher by U.S. and retaliatory tariffs enacted subsequent to the quarter, and we plan to mitigate any resultant acceleration in inflation through productivity, identifying alternative sources, and implementing revenue growth management strategies.

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
As of June 28, 2025, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes during the quarter ended June 28, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

KELLANOVA

/s/ John Renwick
John Renwick
Principal Financial Officer; Acting Senior Vice President and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller
Date: July 31, 2025
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended June 28, 2025.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
3/30/2025 - 4/26/2025	—	$—	—	$1,330
Month #2:
4/27/2025 - 5/24/2025	—	$—	—	$1,330
Month #3:
5/25/2025 - 6/28/2025	—	$—	—	$1,330
Total	—		—
Item 5. Other Information
None.

Item 6. Exhibits
(a)Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from John Renwick
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from John Renwick
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* A management contract or compensatory plan required to be filed with this Report.
† Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits upon request by the SEC.

Kellanova
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from John Renwick	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from John Renwick	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*A management contract or compensatory plan required to be filed with this Report.
† Certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits upon request by the SEC.