Form 10-Q
period 2025-09-27
KELLANOVA
filed 2025-10-30
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
Yes  ☐    No  ☒
Common Stock outstanding as of September 27, 2025 — 347,932,629 shares

KELLANOVA

Part I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
Kellanova and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions of U.S. dollars, except per share data)
(Unaudited)

	September 27, 2025	December 28, 2024
Current assets
Cash and cash equivalents	$240	$694
Accounts receivable, net	1,707	1,522
Inventories	1,199	1,165
Other current assets	319	373
Total current assets	3,465	3,754
Property, net	3,526	3,234
Operating lease right-of-use assets	578	601
Goodwill	5,056	5,003
Other intangibles, net	1,808	1,760
Investments in unconsolidated entities	112	99
Other assets	1,100	1,177
Total assets	$15,645	$15,628
Current liabilities
Current maturities of long-term debt	$759	$632
Notes payable	526	113
Accounts payable	2,114	2,236
Current operating lease liabilities	150	134
Accrued advertising and promotion	626	611
Accrued salaries and wages	182	259
Other current liabilities	753	675
Total current liabilities	5,110	4,660
Long-term debt	4,341	4,998
Operating lease liabilities	424	465
Deferred income taxes	558	541
Pension liability	432	599
Other liabilities	485	483
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	1,007	1,121
Retained earnings	9,696	9,358
Treasury stock, at cost	(4,369)	(4,533)
Accumulated other comprehensive income (loss)	(2,236)	(2,276)
Total Kellanova equity	4,203	3,775
Noncontrolling interests	92	107
Total equity	4,295	3,882
Total liabilities and equity	$15,645	$15,628
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended		Year-to-date period ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$3,260	$3,233	$9,546	$9,625
Cost of goods sold	2,176	2,057	6,313	6,257
Selling, general and administrative expense	632	720	1,913	2,026
Operating profit	452	456	1,320	1,342
Interest expense	60	75	186	241
Other income (expense), net	8	21	28	97
Income before income taxes	400	402	1,162	1,198
Income taxes	89	34	245	213
Earnings (loss) from unconsolidated entities	3	2	8	3
Net income (loss)	314	370	925	988
Net income (loss) attributable to noncontrolling interests	5	3	13	10
Net income attributable to Kellanova	$309	$367	$912	$978
Per share amounts:
Basic earnings	$0.89	$1.07	$2.63	$2.86
Diluted earnings	$0.88	$1.05	$2.61	$2.83
Average shares outstanding:
Basic	348	343	347	342
Diluted	350	347	350	345
Actual shares outstanding at period end	348	345	348	345
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in millions of U.S. dollars) (Unaudited)

	Quarter ended			Year-to-date period ended
	September 27, 2025			September 27, 2025
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$314			$925
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(22)	$(1)	(23)	$287	$(2)	285
Net investment hedges:
Net investment hedges gain (loss)	5	(1)	4	(322)	82	(240)
Cash flow hedges:
Reclassification to net income	(1)	—	(1)	(4)	1	(3)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(1)	—	(1)
Prior service cost	1	—	1	1	—	1
Other comprehensive income (loss)	$(18)	$(2)	$(20)	$(39)	$81	$42
Comprehensive income			$294			$967
Net Income (loss) attributable to noncontrolling interests			5			13
Other comprehensive income (loss) attributable to noncontrolling interests			(2)			2
Comprehensive income attributable to Kellanova			$291			$952

	Quarter ended			Year-to-date period ended
	September 28, 2024			September 28, 2024
	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$370			$988
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$94	$—	94	$(256)	$—	(256)
Net investment hedges:
Net investment hedges gain (loss)	(133)	34	(99)	(34)	9	(25)
Cash flow hedges:
Net deferred gain (loss) on cash flow hedges	—	—	—	39	(10)	29
Reclassification to net income	—	—	—	3	(1)	2
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	1	—	1	2	—	2
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(2)	—	(2)
Other comprehensive income (loss)	$(39)	$34	$(5)	$(248)	$(2)	$(250)
Comprehensive income			$365			$738
Net Income (loss) attributable to noncontrolling interests			3			10
Other comprehensive income (loss) attributable to noncontrolling interests			(15)			(93)
Comprehensive income attributable to Kellanova			$377			$821
See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(in millions of U.S. dollars, except per share data)
(Unaudited)

	Quarter ended September 27, 2025
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, June 28, 2025	421	$105	$1,016	$9,590	74	$(4,384)	$(2,218)	$4,109	$101	$4,210
Net income				309				309	5	314
Disposition of noncontrolling interest								—	—	—
Dividends declared ($0.58 per share)				(203)				(203)		(203)
Distributions to noncontrolling interest								—	(12)	(12)
Other comprehensive income (loss)							(18)	(18)	(2)	(20)
Stock compensation			(5)					(5)		(5)
Stock options exercised, issuance of other stock awards and other			(4)	—	(1)	15		11		11
Balance, September 27, 2025	421	$105	$1,007	$9,696	73	$(4,369)	$(2,236)	$4,203	$92	$4,295

	Year-to-date period ended September 27, 2025
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 28, 2024	421	$105	$1,121	$9,358	76	$(4,533)	$(2,276)	$3,775	$107	$3,882
Net income				912				912	13	925
Disposition of noncontrolling interest								—	(4)	(4)
Dividends declared ($1.72 per share)				(598)				(598)		(598)
Distributions to noncontrolling interest								—	(26)	(26)
Other comprehensive income (loss)							40	40	2	42
Stock compensation			31					31		31
Stock options exercised, issuance of other stock awards and other			(145)	24	(3)	164		43		43
Balance, September 27, 2025	421	$105	$1,007	$9,696	73	$(4,369)	$(2,236)	$4,203	$92	$4,295

See accompanying Notes to Consolidated Financial Statements.

	Quarter ended September 28, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, June 29, 2024	421	$105	$1,082	$9,027	79	$(4,699)	$(2,208)	$3,307	$120	$3,427
Net income				367				367	3	370
Dividends declared ($0.57 per share)				(197)				(197)		(197)
Distributions to noncontrolling interest								—	—	—
Other comprehensive income							10	10	(15)	(5)
Stock compensation			25					25		25
Stock options exercised and other			(2)	(2)	(2)	142		138		138
Balance, September 28, 2024	421	$105	$1,105	$9,195	77	$(4,557)	$(2,198)	$3,650	$108	$3,758

	Year-to-date period ended September 28, 2024
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellanova equity	Non-controlling interests	Total equity
	shares	amount			shares	amount
Balance, December 30, 2023	421	$105	$1,101	$8,804	81	$(4,794)	$(2,041)	$3,175	$194	$3,369
Net income				978				978	10	988
Dividends declared ($1.69 per share)				(580)				(580)		(580)
Distributions to noncontrolling interest								—	(3)	(3)
Other comprehensive income							(157)	(157)	(93)	(250)
Stock compensation			66					66		66
Stock options exercised and other			(62)	(7)	(4)	237		168		168
Balance, September 28, 2024	421	$105	$1,105	$9,195	77	$(4,557)	$(2,198)	$3,650	$108	$3,758

See accompanying Notes to Consolidated Financial Statements.

Kellanova and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions of U.S. dollars)
(Unaudited)

	Year-to-date period ended
	September 27, 2025	September 28, 2024
Operating activities
Net income	$925	$988
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	277	273
Impairment of property	—	60
Postretirement benefit plan expense (benefit)	(17)	(32)
Deferred income taxes	101	(13)
Stock compensation	31	66
Other	(43)	19
Postretirement benefit plan distributions	—	175
Postretirement benefit plan contributions	(157)	(55)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Trade receivables	(101)	(191)
Inventories	15	(16)
Accounts payable	(150)	144
All other current assets and liabilities	(93)	(125)
Net cash provided by (used in) operating activities	788	1,293
Investing activities
Additions to properties	(468)	(440)
Purchases of marketable securities	(74)	(301)
Sales of marketable securities	112	145
Settlement of net investment hedges	(55)	(7)
Other	7	14
Net cash provided by (used in) investing activities	(478)	(589)
Financing activities
Net issuances (reductions) of notes payable	420	12
Issuances of long-term debt	—	619
Reductions of long-term debt	(632)	(654)
Net issuances of common stock	102	190
Cash dividends	(598)	(580)
Other	(28)	(4)
Net cash provided by (used in) financing activities	(736)	(417)
Effect of exchange rate changes on cash and cash equivalents	(28)	8
Increase (decrease) in cash and cash equivalents	(454)	295
Cash and cash equivalents at beginning of period	694	274
Cash and cash equivalents at end of period	$240	$569

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$79	$94
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the quarter ended September 27, 2025 (unaudited)
NOTE 1 ACCOUNTING POLICIES
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
The balance sheet information at December 28, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarter and year-to-date periods ended September 27, 2025 are not necessarily indicative of the results to be expected for other interim periods or the full year.
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

The Merger Agreement contains certain termination rights, including the right of either the Company or Acquiror to terminate the Merger Agreement if the Merger is not consummated by February 13, 2026 (subject to an automatic six month extension if all of the conditions to the closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). The Merger Agreement also provides for certain termination rights for each of the Company and Acquiror, and provides that, upon termination of the Merger Agreement under certain specified circumstances related to the failure to obtain regulatory approvals, Acquiror would be required to pay a termination fee of $1.25 billion to the Company, and under other specified circumstances, including if the Company terminates the Merger Agreement to enter into a superior proposal or Acquiror terminates the Merger Agreement due to a change of recommendation by the Board, the Company would be required to pay to Acquiror a termination fee of $800 million.
Accounts payable - Supplier Finance Programs
The Company establishes competitive market-based terms with our suppliers, regardless of whether they participate in supplier finance programs, which generally range from 0 to 150 days dependent on their respective industry and geography.
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers. The payment of these obligations by the Company is included in cash used in operating activities in the Consolidated Statement of Cash Flows. As of September 27, 2025, $772 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system. As of December 28, 2024, $855 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system.
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
Pursuant to the TSA, both Kellanova and WKKC agreed to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution for up to 2 years following the spin-off. The TSA covers various services such as supply chain, IT, commercial, sales, Finance, HR, R&D and other Corporate. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. Cost reimbursements recorded during the quarter ended September 27, 2025 were not material and as of September 27, 2025, the provision of services under the TSA had concluded. Kellanova recorded approximately $18 million of cost reimbursements related to the TSA for the year-to-date period ended September 27, 2025, of which $8 million is recognized in cost of goods sold (COGS) and $10 million in selling, general, and administrative expense (SGA) in the Consolidated Statement of Income. For the quarter and year-to-date periods ended September 28, 2024, cost reimbursements related to the TSA were $37 million and $128 million, respectively, of which $22 million and $84 million is recognized in COGS, respectively, and $15 million and $44 million in SGA, respectively, in the Consolidated Statement of Income. These reimbursements are a direct offset within the Consolidated Statement of Income to the costs incurred related to providing services under the TSA.
Pursuant to the Supply Agreement, Kellanova will continue to supply certain inventory to WKKC for a period of up to 3 years following the spin-off. During the quarter and year-to-date period ended September 27, 2025, the Company recognized net sales to WKKC of $7 million and $25 million, respectively, and cost of sales of $6 million and $22 million, respectively. During the quarter and year-to-date periods ended September 28, 2024, the Company recognized net sales to WKKC of $9 million and $35 million, respectively, and cost of sales of $7 million and $30 million, respectively.

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
The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 27, 2025 and December 28, 2024 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $762 million and $653 million remained outstanding under these arrangements as of September 27, 2025 and December 28, 2024, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $9 million and $10 million for the quarter periods ended September 27, 2025 and September 28, 2024, respectively. The recorded net loss on sale of receivables was $28 million and $32 million for the year-to-date periods ended September 27, 2025 and September 28, 2024, respectively. The recorded loss is included in Other income (expense), net.
Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. As of September 27, 2025, accounts receivable sold were not material. Accounts receivable sold of $15 million remained outstanding under these programs as of December 28, 2024. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in Other income (expense), net, and is not material for the quarter and year-to-date periods ended September 27, 2025 and September 28, 2024, respectively.
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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is now complete as of the quarter ended September 27, 2025. The overall project resulted in cumulative pretax charges of approximately $65 million, which include employee-related costs of $7 million, other cash costs of $15 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $43 million. Charges incurred related to this restructuring program were immaterial during the quarter and year-to-date periods ended September 27, 2025, respectively. Charges incurred related to this restructuring program were $7 million and $47 million during the quarter and year-to-date periods ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $8 million and $22 million during the quarter and year-to-date periods ended September 27, 2025, respectively. Charges incurred related to this restructuring program were $5 million and $74 million during the quarter and year-to-date periods ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

The tables below provide the details for charges incurred during the quarter and year-to-date periods ended September 27, 2025 and September 28, 2024.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025
Employee related costs	$3	$4	$10	$41	$55
Asset related costs	4	1	8	9	31
Asset impairment	—	—	—	60	60
Other costs	—	7	4	11	19
Total	$7	$12	$22	$121	$165

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	September 27, 2025
North America	$(1)	$7	$—	$47	$65
Europe	8	5	22	74	100
Total	$7	12	$22	$121	$165
All other restructuring projects were immaterial during the periods presented.
At September 27, 2025, total project reserves were $41 million for the European reorganization, recorded in Other liabilities on the Consolidated Balance Sheet, and immaterial for the North American reorganization. The reserves are related to severance payments and other costs of which a substantial portion will not be paid during the current year. The following table provides details for exit cost reserves related to the European reorganization described above.

	Employee Related Costs	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2024	$37	$—	$—	$37
2025 restructuring charges	10	8	4	22
Cash payments	(2)	—	(4)	(6)
Non-cash charges and other	(4)	(8)	—	(12)
Liability as of September 27, 2025	$41	$—	$—	$41

NOTE 5 DIVESTITURES
Egypt
In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, the Company reclassified related assets and liabilities to held-for-sale and recognized an immaterial impairment charge in the AMEA reportable segment in OIE. Additionally, in 2024 the Company recognized a domestic tax benefit of $41 million for the excess of tax basis over book on the Company's investment in the subsidiary. The sale of the subsidiary was completed in the second quarter of 2025. The business in Egypt represented less than 1% of consolidated Kellanova net sales.

NOTE 6 EQUITY
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and certain contingently issuable performance shares. Anti-dilutive potential common shares consist principally of employee stock options issued by the Company. There were no anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended September 27, 2025. There were less than 1 million and approximately 3 million anti-dilutive potential common shares excluded from the calculation for the quarter and year-to-date periods ended September 28, 2024, respectively. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarter and year-to-date periods ended September 27, 2025 and September 28, 2024.
Share repurchases
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of our common stock through December 2025. As of September 27, 2025, $1.3 billion remains available under the authorization.
During the quarter and year-to-date periods ended September 27, 2025 and September 28, 2024, the Company did not repurchase any shares of common stock.
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
Accumulated other comprehensive income (loss), net of tax, as of September 27, 2025 and December 28, 2024 consisted of the following:

(millions)	September 27, 2025	December 28, 2024
Foreign currency translation adjustments	$(2,438)	$(2,721)
Net investment hedges gain (loss)	78	318
Cash flow hedges — net deferred gain (loss)	171	174
Postretirement and postemployment benefits:
Net experience gain (loss)	(5)	(4)
Prior service credit (cost)	(42)	(43)
Total accumulated other comprehensive income (loss)	$(2,236)	$(2,276)

NOTE 7 NOTES PAYABLE AND LONG-TERM DEBT
The following table presents the components of Notes payable at September 27, 2025 and December 28, 2024:

	September 27, 2025		December 28, 2024
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$381	4.55%	$—	—%
Bank borrowings	145		113
Total	$526		$113
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

Additionally, during the second quarter of 2024, the Company issued €300 million of ten-year 3.75% Notes due 2034, resulting in net proceeds after discount and underwriting commissions of €297 million. In connection with the debt issuance, the Company recorded gains totaling €51 million (approximately $55 million), including approximately a €5 million (approximately $5 million) loss realized in the second quarter of 2024, on forward starting swaps with a notional value of €250 million. These gains and (losses) were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the Notes. The average effective interest rate over the term of the Notes, reflecting issuance discount and hedge settlement is 2.2%.

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
Pension

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$4	$4	$11	$12
Interest cost	35	35	105	105
Expected return on plan assets	(41)	(42)	(121)	(124)
Amortization of unrecognized prior service cost	2	2	5	6
Recognized net loss (gain)	—	—	1	—
Total pension (income) expense	$—	$(1)	$1	$(1)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Service cost	$1	$1	$2	$2
Interest cost	3	4	10	11
Expected return on plan assets	(8)	(9)	(26)	(27)
Amortization of unrecognized prior service credit	(1)	(1)	(4)	(4)
Recognized net (gain) loss	—	—	—	(13)
Total postretirement benefit (income) expense	$(5)	$(5)	$(18)	$(31)
The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. During the first quarter of 2024, the Company amended the plan to create a sub-trust to permit the payment of certain benefits for active union employees using a surplus totaling $175 million from the retiree plan, which represents a portion of the plan's total surplus. This amount was converted to cash and treated as a one-time transfer to a sub-trust that was then invested in marketable securities and will be used to pay for these active union employee benefits. As a result of its designation for this purpose, the transferred amount is no longer considered an asset of the retiree plan and the Company's investment in marketable securities is included in Other current assets and Other assets dependent on the expected holding period on the Consolidated Balance Sheet as of September 27, 2025. The one-time transfer of cash from the VEBA trust to the sub-trust was treated as a distribution from the plan in operating activities on the Consolidated Statement of Cash Flows and the investment in marketable securities to fund the active union employee benefits was treated as an investing activity in the Consolidated Statement of Cash Flows.

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
Postemployment benefit plan expense for the quarters ended September 27, 2025 and September 28, 2024 were not material.
Exclusive of the negative contribution discussed above, Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 27, 2025	$12	$—	$12
September 28, 2024	$23	$—	$23
Year-to-date period ended:
September 27, 2025	$157	$—	$157
September 28, 2024	$51	$4	$55
Full year:
Fiscal year 2025 (projected)	$183	$4	$187
Fiscal year 2024 (actual)	$51	$3	$54
Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
NOTE 9 INCOME TAXES
The consolidated effective tax rate for the quarters ended September 27, 2025 and September 28, 2024 was 22% and 9%, respectively. The effective tax rate for the year-to-date periods ended September 27, 2025 and September 28, 2024 was 21% and 18%, respectively. The increase in the consolidated effective tax rate from the prior year quarter and year-to-date period is due to the recognition of a $41 million domestic tax benefit during the third quarter of 2024 for the excess of tax basis over book on the Company's investment in a subsidiary.

The Company’s total gross unrecognized tax benefits as of September 27, 2025 was $36 million. Of this balance, $31 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. The Company does not expect the new provisions of the Act to have a material impact to tax expense and cash flows for 2025.

NOTE 10 DERIVATIVE INSTRUMENTS AND FAIR VALUE
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
Total notional amounts of the Company’s derivative instruments as of September 27, 2025 and December 28, 2024 were as follows:

(millions)	September 27, 2025	December 28, 2024
Foreign currency exchange contracts	$3,890	$3,243
Cross-currency contracts	2,915	2,030
Interest rate contracts	1,050	1,050
Commodity contracts	333	285
Total	$8,188	$6,608
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 27, 2025 and December 28, 2024, measured on a recurring basis.
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
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any Level 3 financial assets or liabilities as of September 27, 2025 or December 28, 2024.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 27, 2025 and December 28, 2024:
Derivatives designated as hedging instruments

	September 27, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other current assets	$—	$10	$10	$—	$47	$47
Other assets	—	—	—	—	51	51
Total assets	$—	$10	$10	$—	$98	$98
Liabilities:
Cross-currency contracts:
Other current liabilities	$—	$(91)	$(91)	$—	$(2)	$(2)
Other liabilities	—	(21)	(21)	—	(9)	(9)
Interest rate contracts(a):
Other current liabilities	—	—	—	—	—	—
Other liabilities	—	(24)	(24)	—	(41)	(41)
Total liabilities	$—	$(136)	$(136)	$—	$(52)	$(52)
(a) The fair value of the related hedged portion of the Company's long-term debt, a Level 2 liability, was $0.5 billion and $0.4 billion as of September 27, 2025 and December 28, 2024, respectively.

Derivatives not designated as hedging instruments

	September 27, 2025			December 28, 2024
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$43	$43	$—	$65	$65
Other assets	—	1	1	—	2	2
Interest rate contracts:
Other current assets	—	6	6	—	6	6
Other assets	—	1	1	—	1	1
Commodity contracts:
Other current assets	5	—	5	4	—	4
Total assets	$5	$51	$56	$4	$74	$78
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(44)	$(44)	$—	$(33)	$(33)
Other liabilities	—	—	—	—	(1)	(1)
Interest rate contracts:
Other current liabilities	—	(8)	(8)	—	(8)	(8)
Other liabilities	—	—	—	—	(1)	(1)
Commodity contracts:
Other current liabilities	(7)	—	(7)	(7)	—	(7)
Total liabilities	$(7)	$(52)	$(59)	$(7)	$(43)	$(50)
The Company has designated its outstanding foreign currency denominated debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt, including current and long-term, was approximately $0.7 billion and $1.2 billion as of September 27, 2025 and December 28, 2024, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of September 27, 2025 and December 28, 2024.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		September 27, 2025	December 28, 2024	September 27, 2025	December 28, 2024
Interest rate contracts	Current maturities of long-term debt	$599	$627	$(1)	$1
Interest rate contracts	Long-term debt	$424	$1,005	$(24)	$(43)
(a) The fair value adjustment related to current maturities of long-term debt includes $(1) million and $1 million from discontinued hedging relationships as of September 27, 2025 and December 28, 2024, respectively. The fair value adjustment related to long-term debt includes $(1) million from discontinued hedging relationships as of December 28, 2024.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 27, 2025 and December 28, 2024 would be adjusted as detailed in the following table:

As of September 27, 2025:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$66	$(63)	$—	$3
Total liability derivatives	$(195)	$63	$97	$(35)

As of December 28, 2024:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$176	$(88)	$61	$149
Total liability derivatives	$(102)	$88	$14	$—

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
During the year-to-date period ended September 28, 2024, the Company settled certain interest rate contracts resulting in a net realized loss of approximately €5 million. These derivatives were accounted for as cash flow hedges and the related net losses were recorded in accumulated other comprehensive income and will be amortized to interest expense over the term of the related Euro fixed rate debt.
During the quarter and year-to-date periods ended September 27, 2025, the Company settled certain cross currency swaps resulting in a net realized loss of approximately $21 million and $55 million, respectively. During the year-to-date period ended September 28, 2024, the Company settled certain cross currency swaps resulting in a net realized gain of approximately $7 million. These cross currency swaps were accounted for as net investment hedges and the related net gain (loss) was recorded in accumulated other comprehensive income.
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 27, 2025 and September 28, 2024 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency denominated long-term debt	$4	$(60)	$—	$—
Cross-currency contracts	1	(73)	12	16	Interest expense
Total	$5	$(133)	$12	$16

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 27, 2025	September 28, 2024
Foreign currency exchange contracts	COGS	$9	$2
Foreign currency exchange contracts	Other income (expense), net	(6)	24
Foreign currency exchange contracts	SG&A	(1)	(2)
Interest rate contracts	Interest expense	1	—
Commodity contracts	COGS	(12)	(4)
Total		$(9)	$20
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 27, 2025 and September 28, 2024 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Foreign currency denominated long-term debt	$(78)	$(9)	$—	$—
Cross-currency contracts	(244)	(25)	35	30	Interest expense
Total	$(322)	$(34)	$35	$30
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 27, 2025	September 28, 2024
Foreign currency exchange contracts	COGS	$(21)	$15
Foreign currency exchange contracts	Other income (expense), net	17	30
Foreign currency exchange contracts	SG&A	6	9
Interest rate contracts	Interest expense	2	—
Commodity contracts	COGS	2	(53)
Total		$6	$1

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended September 27, 2025 and September 28, 2024:

	September 27, 2025	September 28, 2024
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$60	$75
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(3)	(16)
Derivatives designated as hedging instruments	4	17

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	1	—
The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended September 27, 2025 and September 28, 2024:

	September 27, 2025	September 28, 2024
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$186	$241
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(17)	(19)
Derivatives designated as hedging instruments	17	24

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	4	(3)
During the next 12 months, the Company expects $10 million of net deferred gains reported in AOCI at September 27, 2025 to be reclassified to income, assuming market rates remain constant through contract maturities.
Other fair value measurements
Fair value measurements on a nonrecurring basis
During the first quarter of 2024, the Company announced the reconfiguration of the North America frozen supply chain network and the reconfiguration of the European cereal supply chain network. The North America frozen supply chain actions have since been fully implemented, while the European cereal supply chain program remains in process. As part of these programs, the Company is consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities. See Note 4 for more information regarding these restructuring programs.
During the first quarter of 2024, long-lived assets of $62 million related to a frozen foods manufacturing facility in the Company's North America reportable segment, were written down to an estimated fair value of approximately $41 million resulting in an impairment charge of $21 million recorded in COGS.
During the first quarter of 2024, long-lived assets of $99 million related to a cereal manufacturing facility in the Company's Europe reportable segment, were written down to an estimated fair value of $60 million resulting in an impairment charge of $39 million recorded in COGS.

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
During the quarter and year-to-date periods ended September 27, 2025, the Company received proceeds from marketable securities of approximately $14 million and $112 million, respectively. A portion of the proceeds were used to pay for certain benefits of active union employees. During the quarter and year-to-date periods ended September 27, 2025, the company purchased approximately $1 million and $74 million of marketable securities, respectively. The portfolio's fair value at September 27, 2025 and December 28, 2024 was approximately $103 million and $141 million, respectively. The classification of these marketable securities as current or noncurrent depends on our intended holding period and the securities are measured at Level 1 quoted market prices.

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
Equity investments
We hold equity investments in certain companies that we do not have the ability to exercise significant influence. Equity investments without a readily determinable fair value are recorded at original cost. Investments with a readily determinable fair value, which are Level 2 investments, are measured at fair value based on observable market price changes, with gains and losses recorded through net earnings. Equity investments were approximately $40 million as of September 27, 2025 and December 28, 2024. Additionally, these investments were recorded within Other assets on the Consolidated Balance Sheet.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are Level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $4.3 billion, as of September 27, 2025. The fair value and carrying value of the Company's long-term debt was $4.9 billion and $5.0 billion, respectively, as of December 28, 2024.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company, net of collateral already received from those counterparties. As of September 27, 2025, the concentration of credit risk to the Company was immaterial.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 27, 2025, the Company posted $77 million related to reciprocal collateralization agreements. As of September 27, 2025, the Company posted $20 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in Accounts receivable, net on the Consolidated Balance Sheet.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post incremental collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 27, 2025 was $132 million. If the credit-risk-related contingent features were triggered as of September 27, 2025, the company would be required to post additional collateral up to $55 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of September 27, 2025 triggered by credit-risk-related contingent features.

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
Reportable segment results including details of the significant expense categories provided to the CODM for the quarter and year-to-date periods ended September 27, 2025 and September 28, 2024 were as follows:

Quarter ended September 27, 2025	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$1,627	$653	$308	$672	$—	$3,260
Cost of goods sold	1,018	448	219	498	(7)	2,176
Selling, general, and administrative expense	268	132	74	105	53	632
Operating profit	$341	$73	$15	$69	$(46)	$452

Year-to-date period ended September 27, 2025	Reportable segments
(millions	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$4,840	$1,883	$883	$1,940	$—	$9,546
Cost of goods sold	$3,002	$1,264	$609	$1,427	$11	$6,313
Selling, general, and administrative expense	$857	$363	$204	$308	$181	$1,913
Operating profit	$981	$256	$70	$205	$(192)	$1,320

Quarter ended September 28, 2024	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net sales	$1,673	$660	$311	$590	$(1)	$3,233
Cost of goods sold	1,074	416	209	420	(62)	2,057
Selling, general, and administrative expense	302	143	73	105	97	720
Operating profit	$297	$101	$29	$65	$(36)	$456

Year-to-date period ended September 28, 2024	Reportable segments
(millions)	North America	Europe	Latin America	AMEA	Corporate	Consolidated
Net Sales	$5,019	$1,898	$958	$1,754	$(4)	$9,625
Cost of goods sold	$3,146	$1,282	$643	$1,244	$(58)	$6,257
Selling, general, and administrative expense	$902	$376	$213	$310	$225	$2,026
Operating profit	$971	$240	$102	$200	$(171)	$1,342
Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by the chief operating decision maker (CODM) for the Company's internationally based reportable segments as shown below.

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Depreciation and amortization
North America (a)	$40	$42	$125	$153
Europe (a)	27	23	73	108
Latin America	10	8	30	25
AMEA	15	16	43	41
Total Reportable Segments	92	89	271	327
Corporate	2	3	6	6
Consolidated	$94	$92	$277	$333
Interest expense
North America	$—	$1	$—	$5
Europe	7	17	23	52
Latin America	2	2	4	5
AMEA	2	5	12	15
Corporate	49	50	147	164
Consolidated	$60	$75	$186	$241
Income taxes
Europe	$10	$9	$30	$26
Latin America	4	7	$13	$32
AMEA	14	12	$43	$37
Corporate & North America	61	6	$159	$118
Consolidated	$89	$34	$245	$213
(a) Year-to-date period ended September 28, 2024, includes asset impairment charges as discussed in Note 10.

Assets are reviewed by the CODM on a consolidated basis and therefore are not presented by reportable segment. The CODM does review additions to property by reportable segment.

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Additions to property
North America	$57	$55	$162	$175
Europe	43	35	140	104
Latin America	10	24	59	74
AMEA	28	24	92	75
Corporate	6	5	15	12
Consolidated	$144	$143	$468	$440
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Snacks	$2,027	$2,069	$5,932	$6,153
Cereal	678	690	1,995	2,066
Frozen	275	276	821	828
Noodles and other	280	198	798	578
Consolidated	$3,260	$3,233	$9,546	$9,625
NOTE 12 SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Balance Sheet
(millions)	September 27, 2025	December 28, 2024
Trade receivables	$1,438	$1,268
Allowance for credit losses	(15)	(17)
Refundable income taxes	26	58
Other receivables	258	213
Accounts receivable, net	$1,707	$1,522
Raw materials and supplies	$326	$303
Finished goods and materials in process	873	862
Inventories	$1,199	$1,165
Intangible assets not subject to amortization	$1,699	$1,651
Intangible assets subject to amortization, net	109	109
Other intangibles, net	$1,808	$1,760

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
We recognize mark-to-market adjustments for pension and postretirement benefit plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Mark-to-market gains/losses for certain equity investments are recorded based on observable price changes. Changes between contract and market prices for commodity contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market gain of $7 million and loss of $10 million for the quarter and year-to-date periods ended September 27, 2025, respectively. We recorded a pre-tax mark-to-market gain of $60 million and $82 million for the quarter and year-to-date periods ended September 28, 2024, respectively.

Separation costs
The Company successfully completed the separation transaction on October 2, 2023. We incurred pre-tax charges related to the separation of $2 million and $11 million for the quarter and year-to-date periods ended September 27, 2025, respectively. We incurred pre-tax charges of $10 million and $29 million for the quarter and year-to-date periods ended September 28, 2024, respectively.

Network optimization
Costs related to reorganizations to increase the productivity and efficiency of the Company's supply chain. As a result, we incurred pre-tax charges, primarily related to severance and asset impairment, of $8 million and $22 million for the quarter and year-to-date periods ended September 27, 2025, respectively. We recorded pre-tax charges of $12 million and $121 million for the quarter and year-to-date periods ended September 28, 2024, respectively.

Proposed merger costs
In August 2024, the Company entered into a definitive agreement under which Mars has agreed to acquire Kellanova, subject to customary closing conditions, including the receipt of required regulatory approvals. In conjunction with the agreement, we incurred pre-tax charges, primarily related to legal and consulting costs, of $16 million and $28 million for the quarter and year-to-date periods ended September 27, 2025, respectively. We recorded pre-tax charges of $22 million for the quarter and year-to-date periods ended September 28, 2024.

Business and portfolio realignment
Costs related to reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; investments in enhancing capabilities prioritized by our Deploy for Growth strategy; and prospective divestitures and acquisitions. As a result, we recorded pre-tax charges, primarily related to reorganizations, of $2 million and $3 million for the quarter and year-to-date periods ended September 27, 2025, respectively. We recorded $2 million and $6 million for the quarter and year-to-date periods ended September 28, 2024.

Domestic tax benefit
In September 2024, the Company entered into an agreement to sell a foreign subsidiary in Egypt. In conjunction with the agreement, we recognized a tax benefit of $41 million for the quarter and year-to-date period ended September 28, 2024, related to the excess of tax basis over book on our investment in the subsidiary. The sale of the subsidiary was completed in the second quarter of 2025.
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

Financial results
For the quarter ended September 27, 2025, our reported net sales increased slightly year on year, on growth momentum in noodles in Africa and positive foreign currency translation, partially offset by category softness elsewhere and a related shift in business mix. Organic net sales decreased slightly from the prior year excluding foreign currency.
Third quarter reported operating profit decreased 1% year on year, due to a significantly lower mark-to-market benefit than the prior year, the gross profit impacts of lower net sales outside Africa, and higher costs, partially offset by lower incentive compensation. Currency-neutral adjusted operating profit increased 6.6%, after excluding the impact of mark-to-market, costs of the proposed merger, network optimization costs, separation costs, business and portfolio realignment, and foreign currency.
Reported diluted EPS of $0.88 for the quarter decreased 16% compared to the prior year quarter of $1.05, reflecting the lower mark-to-market benefit, a higher effective tax rate, including the lapping of a prior-year tax benefit, the gross profit impacts of lower net sales outside Africa, and higher costs. Currency-neutral adjusted diluted EPS of $0.93 for the quarter increased 2.2% from the prior year quarter after excluding mark-to-market, costs of the proposed merger, network optimization costs, separation costs, business and portfolio realignment, domestic tax benefit, and foreign currency.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reported net income	$309	$367	$912	$978
Mark-to-market (pre-tax)	7	60	(10)	82
Separation costs (pre-tax)	(2)	(10)	(11)	(29)
Network optimization (pre-tax)	(8)	(12)	(22)	(121)
Proposed merger costs (pre-tax)	(16)	(22)	(28)	(22)
Business and portfolio realignment (pre-tax)	(2)	(2)	(3)	(6)
Income tax impact applicable to adjustments, net*	1	(5)	10	20
Domestic tax benefit	—	41	—	41
Adjusted net income	$329	$317	$975	$1,013
Foreign currency impact	2	—	(2)	—
Currency-neutral adjusted net income	$327	$317	$977	$1,013
Reported diluted EPS	$0.88	$1.05	$2.61	$2.83
Mark-to-market (pre-tax)	0.02	0.17	(0.03)	0.24
Separation costs (pre-tax)	—	(0.03)	(0.03)	(0.08)
Network optimization (pre-tax)	(0.02)	(0.03)	(0.06)	(0.35)
Proposed merger costs (pre-tax)	(0.04)	(0.06)	(0.08)	(0.06)
Business and portfolio realignment (pre-tax)	(0.01)	(0.01)	(0.01)	(0.03)
Income tax impact applicable to adjustments, net*	—	(0.02)	0.03	0.06
Domestic tax benefit	—	0.12	—	0.12
Adjusted diluted EPS	$0.94	$0.91	$2.79	$2.93
Foreign currency impact	0.01	—	—	—
Currency-neutral adjusted diluted EPS	$0.93	$0.91	$2.79	$2.93
Currency-neutral adjusted diluted EPS growth	2.2%		(4.8)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
*Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2025 versus 2024:

Quarter ended September 27, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$1,627	$653	$308	$672	$—	$3,260
Foreign currency impact	(1)	27	5	13	—	43
Organic net sales	$1,628	$627	$303	$658	$—	$3,217

Quarter ended September 28, 2024
(millions)
Reported net sales	$1,673	$660	$311	$590	$(1)	$3,233
Divestiture	—	—	—	—	—	—
Organic net sales	$1,673	$660	$311	$590	$(1)	$3,233

% change - 2025 vs. 2024:
Reported growth	(2.7)%	(0.9)%	(0.8)%	13.7%	n/m	0.9%
Foreign currency impact	(0.1)%	4.1%	1.5%	2.2%	n/m	1.4%
Currency-neutral growth	(2.6)%	(5.0)%	(2.3)%	11.5%	n/m	(0.5)%
Divestiture	—%	—%	—%	—%	n/m	—%
Organic growth	(2.6)%	(5.0)%	(2.3)%	11.5%	n/m	(0.5)%
Volume (tonnage)	(1.7)%	(2.1)%	(7.3)%	1.1%	n/m	(1.4)%
Pricing/mix	(0.9)%	(2.9)%	5.0%	10.4%	n/m	0.9%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 27, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$341	$73	$15	$69	$(46)	$452
Mark-to-market	—	—	(2)	—	9	7
Separation costs	(2)	—	—	—	—	(2)
Network optimization	1	(9)	—	—	—	(8)
Proposed merger costs	—	—	—	—	(16)	(16)
Business and portfolio realignment	—	—	(2)	—	—	(2)
Adjusted operating profit	$342	$82	$20	$69	$(39)	$473
Foreign currency impact	—	3	—	—	—	3
Currency-neutral adjusted operating profit	$342	$79	$20	$69	$(40)	$470

Quarter ended September 28, 2024
(millions)
Reported operating profit	$297	$101	$29	$65	$(36)	$456
Mark-to-market	—	—	(2)	—	62	60
Separation costs	(9)	—	—	—	(1)	(10)
Network optimization	(7)	(5)	—	—	—	(12)
Proposed merger costs	—	—	—	—	(22)	(22)
Business and portfolio realignment	—	—	—	(1)	(1)	(2)
Adjusted operating profit	$312	$106	$31	$66	$(74)	$441

% change - 2025 vs. 2024:
Reported growth	15.1%	(27.3)%	(47.4)%	4.5%	(23.9)%	(0.6)%
Mark-to-market	—%	—%	(3.4)%	—%	(68.2)%	(13.3)%
Separation costs	2.8%	—%	0.6%	—%	0.8%	2.5%
Network optimization	2.7%	(4.9)%	—%	—%	—%	1.2%
Proposed merger costs	—%	—%	—%	—%	(4.5)%	1.8%
Business and portfolio realignment	—%	—%	(7.4)%	0.9%	0.6%	(0.1)%
Adjusted growth	9.6%	(22.4)%	(37.2)%	3.6%	47.4%	7.3%
Foreign currency impact	(0.1)%	2.7%	0.7%	—%	0.3%	0.7%
Currency-neutral adjusted growth	9.7%	(25.1)%	(37.9)%	3.6%	47.1%	6.6%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the third quarter decreased 2.7% from the prior year, as volume declined amidst continued softness in snacking and frozen categories. Organic net sales declined 2.6%.
North America operating profit increased 15% year on year, reflecting discipline on operating expenses and lower incentive compensation, as well as decreased restructuring charges. Currency-neutral adjusted operating profit increased 10%, after excluding the impact of network optimization costs, and separation costs.

Net sales % change - third quarter 2025 vs. 2024:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(3.2)%	(0.1)%	(3.1)%	—%	(3.1)%
Frozen	(0.2)%	(0.1)%	(0.1)%	—%	(0.1)%
North America snacks and frozen net sales declined during the quarter reflecting category softness.
Europe
Reported net sales decreased 0.9% in the third quarter due to lower volume and price/mix related to prolonged demand softness in snacks and cereal categories, as well as disruption of orders from specific customers, partially offset by positive foreign currency translation. Organic net sales decreased 5.0% after excluding the impact of foreign currency.
Reported operating profit decreased 27% year on year in the quarter, reflecting the gross profit impacts of lower net sales and higher costs, as well as increased up-front charges for network optimization. Currency-neutral adjusted operating profit was down 25% after excluding the impact of network optimization costs and foreign currency.

Net sales % change - third quarter 2025 vs. 2024:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(1.1)%	4.2%	(5.3)%	—%	(5.3)%
Cereal	(0.6)%	3.9%	(4.5)%	—%	(4.5)%
Snacks and cereal net sales decreased slightly, as category softness more than offset by favorable foreign currency translation.
Latin America
Reported net sales decreased 0.8% year on year, due to volume declines related to softened categories, notably cereal in Mexico, partially offset by price realization and positive foreign currency translation. Organic net sales decreased 2.3%, after excluding the impact of foreign currency.
Reported operating profit in the quarter decreased 47% year on year, due to the gross profit impacts of lower net sales and higher costs, as well as higher restructuring charges. Currency-neutral adjusted operating profit decreased 38% after excluding the impact of mark-to-market, business and portfolio realignment, and foreign currency.

Net sales % change - third quarter 2025 vs. 2024:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	4.8%	1.2%	3.6%	—%	3.6%
Cereal	(4.8)%	1.7%	(6.5)%	—%	(6.5)%
Snacks net sales increased on price realization and favorable foreign currency translation.

Cereal net sales decreased due to lower volume, notably in Mexico, partially offset by favorable foreign currency translation.
AMEA
Reported net sales increased 14% year on year in the third quarter, led by both volume growth and last year's currency-influenced price increases in our Africa noodles business, along with broad-based cereal volume and net sales growth. Organic net sales increased 12% after excluding the impact of foreign currency.
Reported operating profit increased 4.5% year on year, due to the profit impact of higher net sales. Currency-neutral adjusted operating profit increased 3.6%, after excluding the impact of business and portfolio realignment.

Net sales % change - third quarter 2025 vs. 2024:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(0.2)%	(1.0)%	0.8%	—%	0.8%
Cereal	1.4%	(2.7)%	4.1%	—%	4.1%
Noodles and other	39.0%	10.3%	28.7%	—%	28.7%
Snacks net sales decreased slightly due to unfavorable foreign currency translation and lower volume, partially offset by price/mix growth.
Cereal net sales increased due to broad-based growth across most of the region, most notably Africa and India, partially offset by unfavorable foreign currency translation.
Noodles and other net sales increased due to volume growth, price realization, and favorable foreign currency translation.
Corporate
Reported operating profit decreased $10 million versus the comparable prior year quarter due primarily to less favorable year over year mark-to-market impacts, partially offset by lower incentive compensation. Currency-neutral adjusted operating profit increased $34 million from the prior year after excluding costs of the proposed merger and mark-to-market.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended September 27, 2025 versus September 28, 2024:

Year-to-date period ended September 27, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported net sales	$4,840	$1,883	$883	$1,940	$—	$9,546
Foreign currency impact	(6)	62	(61)	(89)	—	(94)
Organic net sales	$4,846	$1,821	$943	$2,029	$—	$9,640

Year-to-date period ended September 28, 2024
(millions)
Reported net sales	$5,019	$1,898	$958	$1,754	$(4)	$9,625
Divestiture	—	—	—	—	—	—
Organic net sales	$5,019	$1,898	$958	$1,754	$(4)	$9,625

% change - 2025 vs. 2024:
Reported growth	(3.6)%	(0.8)%	(7.8)%	10.6%	n/m	(0.8)%
Foreign currency impact	(0.2)%	3.2%	(6.3)%	(5.1)%	n/m	(1.0)%
Currency-neutral growth	(3.4)%	(4.0)%	(1.5)%	15.7%	n/m	0.2%
Divestitures	—%	—%	—%	—%	n/m	—%
Organic growth	(3.4)%	(4.0)%	(1.5)%	15.7%	n/m	0.2%
Volume (tonnage)	(2.8)%	(3.9)%	(6.0)%	6.4%	n/m	(0.3)%
Pricing/mix	(0.6)%	(0.1)%	4.5%	9.3%	n/m	0.5%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 27, 2025
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellanova Consolidated
Reported operating profit	$981	$256	$70	$205	$(192)	$1,320
Mark-to-market	—	—	(8)	—	1	(7)
Separation costs	(8)	—	—	—	(2)	(11)
Network optimization	—	(23)	—	—	—	(22)
Proposed merger costs	—	—	—	—	(28)	(28)
Business and portfolio realignment	—	—	(2)	—	(1)	(3)
Adjusted operating profit	$989	$279	$80	$205	$(162)	$1,391
Foreign currency impact	(1)	9	(7)	(10)	2	(7)
Currency-neutral adjusted operating profit	$990	$270	$87	$215	$(164)	$1,398

Year-to-date period ended September 28, 2024
(millions)
Reported operating profit	$971	$240	$102	$200	$(171)	$1,342
Mark-to-market	—	—	3	—	66	69
Separation costs	(24)	—	—	—	(5)	(29)
Network optimization	(47)	(74)	—	—	—	(121)
Proposed merger costs	—	—	—	—	(22)	(22)
Business and portfolio realignment	(4)	—	—	(1)	(1)	(6)
Adjusted operating profit	$1,046	$314	$99	$201	$(209)	$1,451

% change - 2025 vs. 2024
Reported growth	1.1%	6.8%	(31.6)%	2.4%	(11.9)%	(1.6)%
Mark-to-market	—%	—%	(10.4)%	—%	(30.4)%	(5.9)%
Separation costs	1.6%	—%	0.1%	—%	0.7%	1.5%
Network optimization	4.5%	18.0%	—%	—%	—%	7.1%
Proposed merger costs	—%	(0.1)%	(0.1)%	(0.1)%	(4.8)%	(0.5)%
Business and portfolio realignment	0.4%	—%	(2.1)%	0.3%	0.3%	0.3%
Adjusted growth	(5.4)%	(11.1)%	(19.1)%	2.2%	22.3%	(4.1)%
Foreign currency impact	(0.1)%	2.9%	(7.3)%	(4.8)%	0.8%	(0.5)%
Currency-neutral adjusted growth	(5.3)%	(14.0)%	(11.8)%	7.0%	21.5%	(3.6)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales for the year-to-date period decreased 3.6%, on broad-based softness in category demand. Organic net sales decreased 3.4% after excluding the impact of foreign currency.
North America reported operating profit increased 1.1% year on year due to a decrease in restructuring charges, which more than offset by the gross profit impact of lower net sales. Currency-neutral adjusted operating profit decreased 5%, after excluding the impact of network optimization costs, separation costs, and business and portfolio realignment.

Net sales % change - third quarter YTD 2025 vs. 2024:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(4.1)%	(0.1)%	(4.0)%	—%	(4.0)%
Frozen	(0.8)%	(0.2)%	(0.6)%	—%	(0.6)%
North America snacks and frozen net sales declined during the year-to-date period due to category softness.
Europe
Reported net sales decreased 0.8%, as lower volume amidst widespread category softness and order disruptions from certain customers more than offset positive foreign currency translation. Organic net sales decreased 4.0% after excluding the impact of foreign currency.
Reported operating profit increased 7% year on year, as lower up-front charges for network optimization more than offset the gross profit impacts of lower net sales and higher costs. Currency-neutral adjusted operating profit decreased 14.0% after excluding the impact of network optimization and foreign currency.

Net sales % change - third quarter YTD 2025 vs. 2024:
Europe	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(2.1)%	3.4%	(5.5)%	—%	(5.5)%
Cereal	1.0%	3.2%	(2.2)%	—%	(2.2)%
Snacks net sales decreased due to category softness, partially offset by favorable foreign currency translation.
Cereal net sales increased slightly from the prior year period due to favorable foreign currency translation, which was partially offset by category softness.
Latin America
Reported net sales decreased 8%, reflecting negative foreign currency translation and lower volume related primarily to soft cereal category demand in Mexico. Organic net sales decreased 1.5%, after excluding the impact of foreign currency.
Reported operating profit decreased 32% year on year, due to a negative swing in mark-to-market impacts, significantly negative foreign currency translation, and the gross profit impacts of lower net sales and higher costs. Currency-neutral adjusted operating profit decreased 11.8% after excluding the impact of mark-to-market, business and portfolio realignment costs, and foreign currency.

Net sales % change - third quarter YTD 2025 vs. 2024:
Latin America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	0.2%	(5.2)%	5.4%	—%	5.4%
Cereal	(12.7)%	(7.1)%	(5.6)%	—%	(5.6)%

Snacks net sales increased slightly due to price/mix growth, partially offset by unfavorable foreign currency and lower volume related to soft category demand.
Cereal net sales decreased due to unfavorable foreign currency and lower volume, notably in Mexico.
AMEA
Reported net sales increased 11% year on year, as sustained volume growth and last year's currency-influenced price increases in our Africa noodles businesses more than offset negative foreign currency translation and general demand softness in snacking categories within the region. Organic net sales increased 16%.
Reported operating profit increased 2.4%, as the impact of increased net sales more than offset negative foreign currency translation. Currency-neutral adjusted operating profit increased 7%, after excluding the impact of business and portfolio realignment and foreign currency.

Net sales % change - third quarter YTD 2025 vs. 2024:
AMEA	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(5.9)%	(1.3)%	(4.6)%	—%	(4.6)%
Cereal	0.4%	(2.4)%	2.8%	—%	2.8%
Noodles and other	36.3%	(11.5)%	47.8%	—%	47.8%
Snacks net sales decreased due primarily to lower volume amidst soft category demand, and unfavorable foreign currency translation.
Cereal net sales increased slightly due to price/mix growth, partially offset by unfavorable foreign currency and lower volume related to soft category demand.
Noodles and other net sales increased due to volume growth and price realization that more than offset unfavorable foreign currency.
Corporate
Reported operating profit decreased $21 million versus the comparable prior year period due primarily to costs of the proposed merger and unfavorable year over year mark-to-market impacts, partially offset by lower incentive compensation. Currency-neutral adjusted operating profit increased $45 million from the prior year after excluding the impact of mark-to-market and merger costs.
Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter ended September 27, 2025 and September 28, 2024 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	September 27, 2025		September 28, 2024		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,085	33.3%	$1,176	36.4%	(3.1)
Mark-to-market	7	0.2%	61	1.9%	(1.7)
Separation costs	—	—%	(6)	(0.2)%	0.2
Network optimization	(8)	(0.2)%	(12)	(0.3)%	0.1
Business and portfolio realignment	(2)	(0.1)%	—	—%	(0.1)
Adjusted	1,089	33.4%	1,133	35.0%	(1.6)
Foreign currency impact	11	(0.1)%	—	—%	(0.1)
Currency-neutral adjusted	$1,078	33.5%	$1,133	35.0%	(1.5)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter decreased 310 basis points versus the prior year due primarily to less favorable year-over-year mark-to-market impacts and the gross profit impact of lower net sales outside Africa. Currency-neutral adjusted gross margin decreased 150 basis points compared to the prior year quarter after excluding the impact of mark-to-market, network optimization costs, separation costs, and foreign currency.
Our currency-neutral adjusted gross profit and gross profit margin performance for the year-to-date periods ended September 27, 2025 and September 28, 2024 are reconciled to the directly comparable GAAP measures as follows:

Year-to-date period ended	September 27, 2025		September 28, 2024		GM change vs. prior year (pts.)
(dollars in millions)	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,234	33.9%	$3,367	35.0%	(1.1)
Mark-to-market	(18)	(0.2)%	58	0.6%	(0.8)
Separation costs	(3)	—%	(9)	(0.1)%	0.1
Network optimization	(22)	(0.2)%	(121)	(1.2)%	1.0
Business and portfolio realignment	(2)	—%	—	—%	—
Adjusted	3,279	34.3%	3,439	35.7%	(1.4)
Foreign currency impact	(20)	0.1%	—	—%	0.1
Currency-neutral adjusted	$3,299	34.2%	$3,439	35.7%	(1.5)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.
Reported gross margin for the year-to-date period decreased 110 basis points versus the prior year period due primarily to unfavorable year over year mark-to-market impacts and the gross profit impact on lower net sales outside Africa partially offset by lapping network optimization costs in the prior year period. Currency-neutral adjusted gross margin decreased 150 basis points compared to prior year period after eliminating the impact of mark-to-market, network optimization, separation costs and foreign currency.

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
In the first quarter of 2024, the Company announced a reconfiguration of the North America frozen supply chain network, designed to drive increased productivity. The project is now complete as of the quarter ended September 27, 2025. The overall project resulted in cumulative pretax charges of approximately $65 million, which include employee-related costs of $7 million, other cash costs of $15 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $43 million. Charges incurred related to this restructuring program were immaterial during the quarter and year-to-date periods ended September 27, 2025, respectively. Charges incurred related to this restructuring program were $7 million and $40 million during the quarter and year-to-date periods ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.

In the first quarter of 2024, the Company proposed a reconfiguration of the European cereal supply chain network and completed collective bargaining obligations and consultation with impacted employees during the quarter ended June 29, 2024. The project, designed to drive efficiencies, is expected to be substantially completed by late 2026, with resulting efficiencies expected to begin contributing to gross margin improvements in late 2026. The overall project is expected to result in cumulative pretax charges of approximately $120 million, which include employee-related costs of $50 million, other cash costs of $30 million, and non-cash costs, primarily consisting of asset impairment, accelerated depreciation, and asset disposals of $40 million. Charges incurred related to this restructuring program were $8 million and $22 million during the quarter and year-to-date periods ended September 27, 2025, respectively. Charges incurred related to this restructuring program were $5 million and $74 million during the quarter and year-to-date periods ended September 28, 2024, respectively. These charges primarily related to severance costs and asset impairment and were recorded in COGS.
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
Interest expense
For the quarters ended September 27, 2025 and September 28, 2024, interest expense was $60 million and $75 million, respectively. For the year-to-date periods ended September 27, 2025 and September 28, 2024, interest expense was $186 million and $241 million, respectively. The decrease from the prior year is due primarily to lower average debt outstanding and lower interest rates on commercial paper and floating rate debt versus the prior year.
Income Taxes
Our reported effective tax rate for the quarters ended September 27, 2025 and September 28, 2024 was 22% and 9%, respectively. The effective tax rate for the year-to-date periods ended September 27, 2025 and September 28, 2024 was 21% and 18%, respectively. The increase in the consolidated effective tax rate from the prior year quarter and year-to-date period is due to the recognition of a $41 million domestic tax benefit during the third quarter of 2024 for the excess of tax basis over book on the Company's investment in a subsidiary. The adjusted effective income tax rate for the quarters ended September 27, 2025 and September 28, 2024 was 21% and 18%, respectively. The effective tax rate for both year-to-date periods ended September 27, 2025 and September 28, 2024 was 21%.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. We do not expect the new provisions of the Act to have a material impact to tax expense and cash flows for 2025.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Reported income taxes	$89	$34	$245	$213
Mark-to-market	2	15	(3)	21
Separation costs	—	(2)	(1)	(6)
Network Optimization	(2)	(3)	(5)	(29)
Proposed merger costs	—	(5)	(2)	(5)
Business and portfolio realignment	—	—	1	(1)
Domestic tax benefit	—	(41)	—	(41)
Adjusted income taxes	$90	$70	$255	$274
Reported effective income tax rate	22.3%	8.6%	21.1%	17.8%
Mark-to-market	0.1%	3.0%	—%	0.6%
Separation costs	—%	(0.1)%	0.1%	—%
Network optimization	—%	(0.2)%	—%	(0.3)%
Proposed merger costs	0.8%	(0.3)%	0.3%	—%
Business and portfolio realignment	—%	0.2%	0.1%	—%
Domestic tax benefit	—%	(12.1)%	—%	(3.7)%
Adjusted effective income tax rate	21.4%	18.1%	20.6%	21.2%
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
We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.6 billion and $0.9 billion as of September 27, 2025 and December 28, 2024, respectively.

The following table reflects net debt amounts:

(millions)	September 27, 2025	December 28, 2024
Notes payable	$526	$113
Current maturities of long-term debt	759	632
Long-term debt	4,341	4,998
Total debt liabilities	$5,626	$5,743
Less:
Cash and cash equivalents	240	694
Net debt	$5,386	$5,049
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024
Net cash provided by (used in):
Operating activities	$788	$1,293
Investing activities	(478)	(589)
Financing activities	(736)	(417)
Effect of exchange rates on cash and cash equivalents	(28)	8
Net increase (decrease) in cash and cash equivalents	$(454)	$295
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture, distribute, and market our products.
Net cash provided by our operating activities for the year-to-date period ended September 27, 2025, totaled $788 million compared to $1,293 million in the prior year period. The decrease is due primarily current year pension contributions totaling $157 million as well as lapping the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024.
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

	Year-to-date period ended
(millions)	September 27, 2025	September 28, 2024
Net cash provided by operating activities	$788	$1,293
Additions to properties	(468)	(440)
Free cash flow	$320	$853
Our non-GAAP measure for free cash flow decreased to $320 million in the year-to-date period ended September 27, 2025, from $853 million in the prior year. The decrease is due primarily to current year pension contributions totaling $157 million as well as lapping of the distribution from the Company's postretirement benefit plan of $175 million during the first quarter of 2024 and by higher capital expenditures. Additionally, cash flow from core working capital declined versus the prior year period.
Investing activities
Our net cash used in investing activities totaled $478 million for the year-to-date period ended September 27, 2025 compared to $589 million in the comparable prior year period due primarily to the purchase of marketable securities in conjunction with the distribution from the postretirement healthcare plan in the prior year quarter partially offset by higher capital expenditures.

Financing activities
Our net cash used in financing activities for the year-to-date period ended September 27, 2025 totaled $736 million compared to cash used of $417 million during the comparable prior year period as certain long-term debt was repaid and replaced with the issuance of commercial paper.
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
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. As of September 27, 2025, $1.3 billion remains available under the authorization.
The Company did not repurchase shares during the year-to-date periods ended September 27, 2025 and September 28, 2024.
We paid cash dividends of $598 million during the year-to-date period ended September 27, 2025, compared to $580 million during the comparable prior year period. In October 2025, the Board of Directors declared a dividend of $.58 per common share, payable on December 15, 2025 to shareholders of record at the close of business on December 1, 2025.
We continue to maintain both a Five-Year and a 364-Day Credit Agreement, which had no outstanding borrowings as of September 27, 2025, and contain customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agents may terminate the commitments under the credit facilities, accelerate any outstanding loans under the agreements, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.
Our Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision. There are no significant restrictions on the payment of dividends. We were in compliance with all covenants as of September 27, 2025.
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

Monetization and Supplier Finance Programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently approximately $975 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $762 million and $653 million remained outstanding under this arrangement as of September 27, 2025 and December 28, 2024, respectively.
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
The annual testing for goodwill and intangible asset impairment is currently underway and will be reported on in the 2025 Form 10-K. Fair value determinations used in the annual testing require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units or indefinite-lived intangible assets requires making assumptions and estimates regarding the Company’s future plans, as well as industry, economic, and regulatory conditions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as market comparables, rising discount rates, income tax rates, foreign currency exchange rate volatility, or inflation, change, or if management’s expectations or plans otherwise change, then one or more of our reporting units or indefinite-lived assets could become impaired in the future.
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
Refer to disclosures contained within Item 7A of our 2024 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 27, 2025.
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
The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Nigeria and Egypt, can impact our results. Effective the fourth quarter of 2024, we have accounted for Nigeria and Egypt as highly inflationary economies, as the three-year cumulative inflation rate exceeded 100%. Accordingly, our Nigeria and Egypt subsidiaries use the U.S. dollar as their functional currency. Highly inflationary accounting requires monetary assets and liabilities, such as cash, receivables and payables, to be remeasured in U.S. dollars at the current exchange rate at the end of each period with the impact of any changes in exchange rates being recorded in income. Our Nigerian subsidiaries had a net monetary liability balance of approximately $147 million as of September 27, 2025. Net monetary assets denominated in Egyptian pound are not material as of September 27, 2025. Non-monetary assets and liabilities, such as inventory, property, plant and equipment and intangible assets are carried forward at their historical dollar cost, which is calculated using the exchange rate at the date which hyperinflationary accounting is implemented. The impact of highly inflationary accounting in 2024 and though September 27, 2025, was not material to the Company financials.
In addition to our consolidated Nigerian business, the Company also has an investment in an unconsolidated entity, Tolaram Africa Foods PTE LTD (TAF), that holds an investment in a Nigerian food manufacturer. This investment is accounted for under the equity method of accounting and is evaluated for indicators of other than temporary impairment.
We have interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $25 million as of September 27, 2025. We had interest rate contracts with notional amounts totaling $1.1 billion representing a net settlement obligation of $43 million as of December 28, 2024.

During the year-to-date period ended September 27, 2025, we settled cross currency swaps with notional amounts totaling approximately €1.1 billion, resulting in a net realized loss of approximately $55 million. These cross currency swaps were accounted for as net investment hedges and the related loss was recorded in accumulated other comprehensive income. During the year-to-date ended September 27, 2025, we also entered into cross currency swaps with notional amounts totaling approximately €1.5 Billion, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $2.9 billion outstanding as of September 27, 2025 representing a net settlement obligation of $102 million. The total notional amount of cross currency swaps outstanding as of December 28, 2024 was $2.0 billion representing a net settlement receivable of $87 million.
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
Geopolitical instability, including wars and conflicts (including conflicts in Ukraine and the Middle East), actual and potential shifts in U.S. and foreign, trade, economic and other policies as well as other global events, may result in certain impacts to the global economy, including market disruptions, supply chain challenges, and inflationary pressures. During the quarter ended September 27, 2025, we continued to experience moderate supply chain cost inflation, including procurement and manufacturing costs. Our full-year 2025 outlook for modest input-cost inflation in 2025 may be pressured higher by U.S. and retaliatory tariffs enacted subsequent to the quarter, and we plan to mitigate any resultant acceleration in inflation through productivity, identifying alternative sources, and implementing revenue growth management strategies.
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
As of September 27, 2025, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes during the quarter ended September 27, 2025, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: October 30, 2025
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2022, the Board of Directors approved an authorization to repurchase up to $1.5 billion of the Company's common stock through December 2025. This authorization is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
The following table provides information with respect to purchases of common shares under programs authorized by our Board of Directors during the quarter ended September 27, 2025.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
6/29/2025 - 7/26/2025	—	$—	—	$1,330
Month #2:
7/27/2025 - 8/23/2025	—	$—	—	$1,330
Month #3:
8/24/2025 - 9/27/2025	—	$—	—	$1,330
Total	—		—
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